Form 10QSB
period 1999-06-30
ABLE ENERGY INC
filed 1999-08-13
CIK 1065728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB
    (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

          [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                        Commission file number: 333-59109

                                ABLE ENERGY, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              22-3520840
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                              identification No.)

            344 ROUTE 46
            ROCKAWAY, NJ                                          07866
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code: (973) 625-1012

                                 NOT APPLICABLE
             (Former name, former address and former fiscal year, if
                           changed since last report)

         Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         As of August 9, 1999, 2,000,000 shares, $.001 par value per share, of Able Energy, Inc. were issued and outstanding.

                             ----------------------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----

         Consolidated Balance Sheets as of December 31, 1998 and
            June 30, 1999                                                3 - 4

         Consolidated Statements of Income for the three and six
            months ended June 30, 1999 and June 30, 1998                   5

         Consolidated Statement of Stockholders' Equity six months
            ended June 30, 1999                                            6

         Consolidated Statements of Cash Flows for the six months
            ended June 30, 1999 and 1998                                   7

         Notes to Unaudited Financial Statements                         8 - 13

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                               JUNE 30,   DECEMBER 31,
                                                                 1999        1998
                                                              (UNAUDITED)   AUDITED
                                                              ----------   ----------
CURRENT ASSETS:
    Cash                                                      $6,107,665   $  125,844
    Accounts Receivable (Less Allowance for Doubtful
       Accounts of ($69,235) at 12/31/98 and 6/30/99             652,902      658,139
    Inventory                                                    143,581      129,483
    Notes Receivable - Current Portion                            30,168       36,651
    Miscellaneous Receivable                                      33,565       13,074
    Prepaid Expense                                               66,784       51,709
    Prepaid Expense - Income Taxes                                  --         96,003
    Deferred income Tax                                           20,970       24,460
    Due From Officer                                              39,515       34,173
                                                              ----------   ----------
        TOTAL CURRENT ASSETS                                   7,095,150    1,169,536
                                                              ----------   ----------

PROPERTY AND EQUIPMENT:
    Land                                                          90,800       90,800
    Building                                                     150,000      150,000
    Trucks                                                     1,673 447    1,300,046
    Fuel Tanks                                                   633,542      487,677
    Machinery and Equipment                                      224,292      275,938
    Leasehold Improvements                                       124,986      160,429
    Cylinders                                                    151,270      204,477
    Office Furniture and Equipment                                10,514        9,313
                                                              ----------   ----------
                                                               3,058,851    2,678,680
    Less: Accumulated depreciation                             1,037,368      859,316
                                                              ----------   ----------
        NET PROPERTY AND EQUIPMENT                             2,021,483    1,819,364
                                                              ----------   ----------

OTHER ASSETS:
    Deposits                                                       1,796       14,371
    Notes Receivable - Less Current Portion                      138,227      146,885
    Customer List, Less Amortization of 1998 ($85,650), and
      1999 ( 104,683)                                            466,317      485,350
    Covenant Not to Compete, Less Amortization of 1998
     ($81,743) and 1999 (97,903)                                  85,664      104,020
                                                              ----------   ----------
         TOTAL OTHER ASSETS                                      692,004      750,626
                                                              ----------   ----------

        TOTAL ASSETS                                          $9,808,637   $3,739,526
                                                              ==========   ==========

                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                         JUNE 30,   DECEMBER 31,
                                                           1999        1998
                                                        (UNAUDITED)  (AUDITED)
                                                        ----------   ----------
CURRENT LIABILITIES:
    Accounts Payable                                    $  590,461   $  689,246
    Note Payable - Bank                                    280,453      100,434
    Current Portion of Long-Term Debt                      692,104      651,817
    Covenant Not To Compete                                 36,714       36,714
    Accrued Expenses                                       144,605       62,244
    Taxes Payable                                           24,635       15,298
    Customer Advance Payments                               66,473      355,983
    Income Taxes Payable - Current                         164,737         --
    Income Taxes Payable - Prior                            23,960       33,962
    Current Portion of Deferred Income                      14,548       14,548
    Escrow Deposits                                         15,000       15,088
                                                        ----------   ----------
        TOTAL CURRENT LIABILITIES                        2,053,690    1,975,334

DEFERRED INCOME: less current portion                       53,341       58,191
DEFERRED INCOME TAXES                                       58,381       50,601
COVENANT NOT TO COMPETE: less current portion               48,951       67,308
LONG TERM DEBT: less current portion                       992,142    1,043,209
                                                        ----------   ----------
        TOTAL LIABILITIES                                3,206,505    3,194,643
                                                        ----------   ----------

STOCKHOLDERS' EQUITY:
    Common Stock
    Authorized 10,000,000 Shares, Par Value $.001 per
       share Issued and Outstanding 2,000,000 shares         2,000            1
    Paid in Surplus                                      5,662,775        3,999
    Retained Earnings                                      937,357      540,883
                                                        ----------   ----------
        TOTAL STOCKHOLDERS' EQUITY                       6,602,132      544,883
                                                        ----------   ----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $9,808,637   $3,739,526
                                                        ==========   ==========

                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                   (UNAUDITED)

                                                        THREE MONTHS JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                     --------------------------    --------------------------
                                                        1999           1998           1999           1998
                                                     -----------    -----------    -----------    -----------
NET SALES                                            $ 3,376,760    $ 3,096,590    $ 9,557,695    $ 8,601,102

COST OF SALES                                          2,878,708      2,523,853      7,305,885      6,675,323
                                                     -----------    -----------    -----------    -----------

   GROSS PROFIT                                          498,052        572,737      2,251,810      1,925,779
                                                     -----------    -----------    -----------    -----------

EXPENSES
   Selling, General and Administrative Expenses          638,427        567,868      1,339,000      1,314,206
   Depreciation and Amortization Expense                 107,189         88,528        215,440        194,608
                                                     -----------    -----------    -----------    -----------
      TOTAL EXPENSES                                     745,616        656,396      1,554,440      1,508,814
                                                     -----------    -----------    -----------    -----------

   INCOME (LOSS) FROM OPERATIONS                        (247,564)       (83,659)       697,370        416,965
                                                     -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSES):
   Interest and Other Income                              28,963          4,639         48,054          9,625
   Interest Expense                                      (48,513)       (34,637)       (76,940)       (86,729)
                                                     -----------    -----------    -----------    -----------
      TOTAL OTHER INCOME (EXPENSES)                      (19,550)       (29,998)       (28,886)       (77,104)
                                                     -----------    -----------    -----------    -----------

   INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES      (267,114)      (113,657)       668,484        339,861

PROVISION (REDUCTION) FOR INCOME TAXES                  (106,600)       (47,450)       272,010        138,250
                                                     -----------    -----------    -----------    -----------

   NET INCOME (LOSS)                                 $  (160,514)   $   (66,207)   $   396,474    $   201,611
                                                     ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER SHARE                          $      (.15)   $      (.07)   $       .38    $       .20
                                                     ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                         1,044,198      1,000,000      1,044,198      1,000,000
                                                     ===========    ===========    ===========    ===========

                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1999

                                   (UNAUDITED)

                                         COMMON STOCK
                                        .001 PAR VALUE
                                        --------------
                                                                ADDITIONAL                    TOTAL
                                                                 PAID-IN       RETAINED    STOCKHOLDERS'
                                     SHARES        AMOUNT        SURPLUS       EARNINGS       EQUITY
                                   -----------   -----------   -----------    -----------   -----------
Balance - January 1, 1999                1,000   $         1   $     3,999    $   540,883   $   544,883

Common Stock Split - 1,000 for 1       999,000           999          (999)          --            --

Sale of Common Stock                 1,000,000         1,000     5,659,775           --       5,660,775

Net Income                                                                        396,474       396,474
                                   -----------   -----------   -----------    -----------   -----------

Balance - June 30, 1999              2,000,000   $     2,000   $ 5,662,775    $   937,357   $ 6,602,132
                                   ===========   ===========   ===========    ===========   ===========

                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                        SIX MONTHS ENDED JUNE 30
                                                               UNAUDITED
                                                               ---------
                                                          1999           1998
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                          $   396,474    $   201,611
   Adjustments to Reconcile Net Income to Cash
   used by Operating Activities:
      Depreciation and Amortization                        215,440        194,608
      Gain on Sale of  Equipment                              --
      Excess of Subsidiary Losses over Investment             --
      (Increase) Decrease in:
         Accounts Receivable                                 5,237        168,782
         Inventory                                         (14,098)        31,545
         Prepaid Expenses                                   84,419        (32,688)
         Deposits                                           12,575           --
      Increase (Decrease) in:
         Accounts Payable                                  (98,785)       (97,038)
         Accrued Expenses                                   82,273         15,474
         Other Taxes Payable                                 9,337         (3,131)
         Customer Advance Payments                        (289,510)       (88,550)
         Income Taxes Payable                              154,735         77,200
         Deferred income Taxes                               7,780          4,250
         Deferred Income                                    (4,850)          (100)
                                                       -----------    -----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES       561,027        471,963
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment                     (380,171)      (162,367)
  (Increase)  Decrease in Shareholder's Loan                (5,342)        34,692
 Other Receivables                                          (5,350)        (3,123)
                                                       -----------    -----------
          NET CASH USED BY INVESTING ACTIVITIES           (390,863)      (130,798)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in Notes Payable                               525,032      1,022,822
   Decrease in Notes Payable                              (374,150)      (968,196)
   Loan From Employee                                         --           13,545
   Funds from Sale of Common Stock                       5,660,775           --
                                                       -----------    -----------
           NET CASH (USED) PROVIDED  BY FINANCING
          ACTIVITIES                                     5,811,657         68,171
                                                       -----------    -----------

NET INCREASE IN CASH                                     5,981,821        409,336
Cash - Beginning of Year                                   125,844        155,904
                                                       -----------    -----------
Cash - End of Year                                     $ 6,107,665    $   565,240
                                                       ===========    ===========

The Company had Interest Cash Expenditures of:         $    76,940    $    86,729
The Company had Tax Cash Expenditures of:              $    10,002    $    50,650

                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENT

                       DECEMBER 31, 1998 AND JUNE 30, 1999

NOTE 1            BASIS OF PRESENTATION

                  Able Energy, Inc. was incorporated in the state of Delaware on March 13, 1997. Mr. Timothy Harrington exchanged his stock in the following companies: Able Oil Company (a New Jersey corporation), Able Oil Company Montgomery, Inc. (a Pennsylvania corporation), A & O Environmental Services, Inc. (a New Jersey corporation), Able Oil Melbourne, Inc. (a Florida corporation) and his 99% interest in Able Propane, LLC for 1,000 shares of Able Energy, Inc. and became its sole shareholder. In December 1998, the Company sold A & O Environmental Services, Inc. and Able Oil Company Montgomery, Inc.

                  The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

                  These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1998. The Company follows the same accounting policies in preparation of interim reports.

                  Results of operations for the interim periods are not indicative of annual results.

NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  NATURE OF OPERATIONS
                  Able Oil Company and Able Melbourne are full service oil companies that market and distribute home heating oil, diesel fuel and kerosene to residential and commercial customers operating in the northern New Jersey and Melbourne, Florida, respectively. Able Propane, which was incorporated in July 1996, installs propane tanks which it owns and sells propane for heating and cooking.

                  The Company's operations are subject to seasonal fluctuations with a majority of the Company's business occurring in the late fall and winter months. Approximately 70% of the Company's revenues are earned and received from October through March, and the overwhelming majority of such revenues are derived from the sale of home heating oil. However, the seasonality of the Company's business is offset, in part, by the increase in revenues from the sale of diesel and gasoline fuels during the spring and summer months due to the increased use of automobiles and construction apparatus.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998 AND JUNE 30, 1999

NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

                  PRINCIPLES OF CONSOLIDATION
                  The consolidated financial statements include the accounts of Able Energy, Inc. and its subsidiaries. The minority interest of 1% in Able Propane, LLC is so immaterial and has not been shown separately. All material intercompany balances and transactions were eliminated in consolidation.

                  INVENTORIES
                  Inventories are valued at the lower of cost (first in, first out method) or market.


                  PROPERTY AND EQUIPMENT
                  Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided by using the straight-line method based upon the estimated useful lives of the assets (5 to 40 years).

                  For income tax basis, depreciation is calculated by a combination of the straight-line and modified accelerated cost recovery systems established by the Tax Reform Act of 1986.

                  Expenditures for maintenance and repairs are charged to expense as incurred whereas expenditures for renewals and betterments are capitalized.

                  The cost and related accumulated depreciation of assets sold or otherwise disposed of during the period are removed from the accounts. Any gain or loss is reflected in the year of disposal.

                  INTANGIBLE ASSETS
                  Intangibles were amortized as follows:
                  Customer Lists of $571,000 and Covenant Not To Compete of $183,567 related to the Connell's Fuel Oil Company acquisition on October 28, 1996, by Able Oil Company are being amortized over a straight-line period of 15 and 5 years, respectively.

                  For income tax basis, the Customer Lists and the Covenant Not To Compete are being amortized over a straight-line method of 15 years as per the Tax Reform Act of 1993.

                  USE OF ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998 AND JUNE 30, 1999

NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

                  INCOME TAXES
                  Effective January 1, 1997, all the subsidiaries, which were S-Corporations, terminated their S-Corporation elections. The subsidiaries will be filing a consolidated tax return with Able Energy, Inc. for 1997 and future years.

                  Effective January 1, 1997, the Company has elected to provide for income taxes based on the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns in different years. Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                  CONCENTRATIONS OF CREDIT RISK
                  The Company performs on-going credit evaluations of its customers' financial conditions and requires no collateral from its customers.

                  Financial instruments which potentially subject the Company to concentrations of credit risk consists of checking accounts with a financial institution in excess of insured limits. The Company does not anticipate non-performance by the financial institution.

NOTE 3            NOTES RECEIVABLE

                  The Company has received payment from Able Oil Montgomery, Inc. for the months of January 1999 through June 1999 on its notes receivable of $140,000. The payments totaled $11,761, including interest of $2,428. The Statement of Income recognized income on this installment sale of $4,849 for the six months ended June 30, 1999.

NOTE 4            INVENTORIES

                     ITEMS                            1999             1998
                     -----                            ----             ----
                     Heating Oil                    $ 50,612         $ 38,733
                     Diesel Fuel                       9,648            9,260
                     Kerosene                          1,941            2,082
                     Propane                           2,042               70
                     Parts and Supplies               79,338           79,338
                                                    --------         --------
                          TOTAL                     $143,581         $129,483
                                                    ========         ========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998 AND JUNE 30, 1999

NOTE 5            NOTES PAYABLE BANK

                  Notes payable to PNC Bank include a line of credit of $500,000 with interest at the rate of Prime plus 1/2%. The agreement, dated October 20, 1997, and amended July 20, 1998 has a current expiration date of August 31, 1999. There is also a term loan with PNC Bank. The term loan was refinanced for a total of $675,000 on June 12, 1998. The balance as of June 30, 1999 is $450,000. The bank has released as collateral the stock of the Company owned by the prior sole shareholder. The Company has replaced this with funds of $975,000 deposited in the bank. All other collateral and covenants remain as per the agreement.

NOTE 6            INCOME TAXES

                  Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

                  The differences between the statutory Federal Income Tax and Income Taxes is accounted for as follows:

                                                                   1999
                                                                   ----
                                                                        PERCENT OF
                                                                          PRETAX
                                                            AMOUNT        INCOME
                                                           --------       ------
Statutory Federal Income Tax                               $210,700        34.0%

Increase resulting from State Income
Tax, net of Federal Tax benefit                              61,310         5.9%
                                                           --------        ----

Income Taxes                                               $272,010        39.9%
                                                           ========        ====

Income Taxes consist of:
 Current                                                    264,860
 Deferred                                                     7,150
                                                           --------
    TOTAL                                                  $272,010
                                                           ========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998 AND JUNE 30, 1999

NOTE 6            INCOME TAXES

                  The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:

                                                                1998
                                                                ----
                                                     TEMPORARY          TAX
                                                     DIFFERENCE        EFFECT
                                                     ----------       ---------
Depreciation                                         $(159,389)       $ (50,601)
Allowance for Doubtful Accounts                         69,235           19,385
Gain on Sale of Subsidiary                              23,615            5,075

                                                                1999
                                                                ----
                                                     TEMPORARY          TAX
                                                     DIFFERENCE        EFFECT
                                                     ----------       ---------
Depreciation                                         $(172,590)       $ (58,381)
Allowance for Doubtful Accounts                         69,235           16,695
Gain on Sale of Subsidiary                              18,766            4,275

NOTE 7            COMMITMENTS AND CONTINGENCIES

                  The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial condition, competitive position, or capital expenditures of the Company.

                  Able Oil Company has contracted with Unocal to take deliveries of 12,000 barrels of #2 oil. The oil will be stored in Able storage tanks and remain the property of Unocal until purchased by Able Oil. Able Oil is under contract to purchase the product in the months of November and December 1999 and January 2000. The pricing will be the NYMEX less $.01 per barrel. At June 30, 1999, Able Oil had in their tanks 6,907 barrels or 290,097 gallons of oil belonging to Unocal. The total exposure for the cost of this oil priced at future November, December 1999 and January 2000 is $146,961.

                  Able Oil Company has been examined by the Internal Revenue Service through the year ended December 31, 1995. The only open year for Able Oil Company is December 31, 1996 and Able Energy, Inc., et al, open years are December 31, 1997 and December 31, 1998.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998 AND JUNE 30, 1999

NOTE 8            COMMON STOCK SPLIT

                  In conjunction with the Company's initial public offering, its common stock was split 1000-for-l.

                                                                 AFTER SPLIT AND
                                                      ORIGINAL   PUBLIC OFFERING
                                                      --------   ---------------
                Authorized Shares                        10,000     10,000,000
                                                      ---------   ------------
                Issued and Outstanding Shares             1,000      1,000,000
                Public Offering Shares                        0      1,000,000

                Total Issued and Outstanding Shares                  2,000,000

                Par Value $.001 per Share                    $1    $     2,000
                                                                   ===========

NOTE 9            PUBLIC OFFERING

                  On June 25, 1999, the Company consummated its initial public offering. The Company sold 1 million shares of its common stock to the public at $7 per share.

                           Total                                              $7,000,000

                  Less: Underwriting Commission                   $700,000
                  Underwriter's Non-Accountable
                          Expense Allocation                       210,000
                  Other Expenses of Offering                       108,000     1,018,000
                                                                 ---------    ----------
                  Net to Company after underwriting Costs                      5,982,000

                  Other Offering Costs:
                  Legal Fees                                       154,000
                  Accounting Fees                                   50,000
                  Printing Costs                                   100,000
                  Stock Exchange and Other Registration Costs       17,225       321,225
                                                                 ---------    ----------

                  Net Funds Realized                                          $5,660,775

NOTE 10           PER SHARE INFORMATION

                  Per share information has been computed based on the weighted average number of shares. The shares give effect to a 1,000-for-1 stock split by the Company and its public offering of 1,000,000 shares.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Statements in this Quarterly Report on Form 10-QSB concerning the Company's outlook or future economic performance, anticipated profitability, gross billings, expenses or other financial items, and statements concerning assumption made or exceptions to any future events, conditions, performance or other matter are "forward looking statements," as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors which would cause actual results to differ materially from those stated in such statements. Such risks, uncertainties, and other factors which would cause actual results to differ materially from those stated in such statements. Such risks, and uncertainties and factors include, but are not limited to: (i) changes in external competitive market factors or trends in the Company's results of operation; (ii) unanticipated working capital or other cash requirements; and (iii) changes in the Company's business strategy or an inability to execute its competitive factors that may prevent the Company from competing successfully in the marketplace.

                  REVENUE RECOGNITION

                  Sales of fuel oil and heating equipment are recognized at the time of delivery to the customer, and sales of equipment are recognized at the time of installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating equipment service contracts are deferred and amortized into income over the term of the respective service contracts, on a straight line basis, which generally do not exceed one year.

                  RESULTS OF OPERATIONS

                  THREE MONTHS ENDED JUNE 30, 1999, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

                  The Company reported revenues of $3,376,760 for the three months ended June 30, 1999, an increase of 9.05% over the prior year's revenues for the same three month period. This increase can be attributed to an aggressive marketing program and fuel sold at a discount, under a promotion. There was also an increase in service work during this period. Revenues for the three months ended June 30, 1998 include $152,119 of sales made by subsidiaries which were sold in December 1998. Had such revenues not been included in total revenue for the three month period ended June 30, 1998, the increase in revenues from such period to the three month period ended June 30, 1999 would have been 14.68%.

                  Gross profit margin, as a percentage of revenues, for the three months ended June 30, 1999 remained relatively constant, decreasing 0.40%, from 15.1% one year ago to 14.7% in 1999. This decrease is a result of the Company's fuel promotion and lower pricing of fuel oil. These figures do not take into account the subsidiaries sold in December 1998, whose effect on gross margin was immaterial.

                  Selling, General and Administrative expenses increased by $70,559, or 12.43%, from $567,868 for the three months ended June 30, 1998 to $638,427 for the three months ended June 30, 1999. Had the expenses attributable to the two subsidiaries sold in December 1998 not been included, this increase would have been $197,595 or 44.82%. This increase was due to an increase in marketing costs, sales promotion and additional staff which were carried over from the winter months.

                  Operating loss for the three months ended June 30, 1999 was $247,564, an increase of 195.9% over the Company's operating loss of $83,659 for the three months ended June 30, 1998. This increase in operating loss was attributable to lower gross profit resulting from lower product sale prices and the Company's marketing program.

                  Net loss for the three months ended June 30, 1999 increased by $94,307, or 142%, to $160,514, as compared to the same period for the previous year. This increase in net loss was the result of greater marketing costs, sales promotion with discounted sale prices and higher staff salaries which were carried over from the winter months that were more productive than the prior year.

                  SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

                  The Company reported revenues of $9,557,659 for the six months ended June 30, 1999, an increase of 11.12% over the prior year's revenues of $8,601,102 for the same six month period. This increase can be attributed to increased sales as a result of cooler weather in the Northeast during the March quarter as compared to warmer weather experienced by the Northeast during November and December 1998. Therefore, some customers who would normally receive delivery of fuel oil in the fourth quarter of 1998, instead, received delivery in the first quarter of 1999. Increased revenues can also be attributable to increased marketing efforts. Revenues for the six months ended June 30, 1998 include $441,328 of sales made by subsidiaries which were sold in December 1998. Had such revenues not been included in total revenue for the six month period ended June 30, 1998, the increase in revenues from such period, as compared to the six month period ended June 30, 1999, would have been 17.13%.

                  Gross profit margin, as a percentage of revenues, for the six months ended June 30, 1999, increased to 23.56% of net revenues, representing an increase of 1.6% over a margin of 22.40% for the same six month period one year ago. This improvement in margin is primarily a result of stable retail prices for home heating oil with lower product cost.

                  Selling, General and Administrative expenses increased by $24,794, or 1.89%, from $1,314,206 for the six months ended June 30, 1998 to $1,339,000 for the six months ended June 30, 1999. These expenses include the expenses of two subsidiaries sold December 1998. If these expenses were eliminated, the increase would be $174,374, or 14.97%, which is due to aggressive marketing, sales promotion and higher staff costs.

                  Operating Income for the six months ended June 30, 1999 was $697,370, an increase of 67.25% over the Company's operating income of $416,965 for the six months ended June 30, 1998. This increase in operating income was attributable to stable retail prices for home heating oil and lower home heating oil product costs paid by the Company during the last twelve months as a result of unusually low fuel prices. The operating income for the two subsidiaries sold in December 1998 was included in this calculation but was not material with respect to this six months comparison.

                  Net income for the six months ended June 30, 1999 increased by $194,863 or 96.65% to $396,474 as compared to the same period in previous year. This increase in net income is a direct result of continued sales growth and improved gross margin, occasioned primarily by lower wholesale fuel prices, which more than offset the Company's investment in consumer promotions and advertising. As a percentage of net revenues, income for the first six months of 1999 increased to 4.14% as compared to 2.34% for the same period in the previous year. In addition to an increase in gross margin, as described above, the Company also profited from certain forward purchase contracts and from sales to customers with automatic delivery contracts.

                  CONCENTRATION OF REVENUE WITH GUARANTEED MAXIMUM PRICE
                  CUSTOMERS

                  Approximately 5% of the Company's heating oil volume is sold to individual customers under an agreement which pre-establishes the maximum sales price of oil over a twelve month period. The maximum price at which oil is sold to these customers is renegotiated in each spring to reflect current market conditions. The Company currently enters into a forward purchase contract for a substantial majority of the oil it sells to these customers. Should the cost of oil rise above the capped sales price, margins for the capped-price customer whose oil was not purchased in advance would be lower than expected. Conversely, should the cost of oil decrease below the capped sales price, margins for the capped-price customers whose oil was purchased in advance would be higher than expected. The capped-priced customers' payments are received in advance and are shown on the Company's balance sheet as customer deposits in current liabilities.

                  LIQUIDITY AND CAPITAL RESOURCES

                  For the six month period ended June 30, 1999, compared to the six months ended June 30, 1998, the Company's cash position increased by $5,552,865 from $554,800 to $6,107,665. For the six months ended June 30, 1999, operations generated $114,721 in cash, and $5,867,100 in cash was generated from the Company's initial public offering. For the six months ended June 30, 1998, cash was generated through operations, net income and collections of accounts receivable.

                  As a result of a refinancing with its primary financial institution, PNC Bank, the Company has access to $500,000 of credit line funds. The Company's credit line was increased from $350,000 to $500,000 at 0.5% above the prime rate, and its current outstanding credit line and other debt with the bank was rolled into a 3-year term loan in the principal amount of $675,000, bearing interest at a rate of approximately 1% above prime rate. As of June 30, 1999, $280,000 of this line of credit was used by the Company. Both the credit line and the term loan are guaranteed by $975,000 which is deposited in with PNC Bank.

                  The Company received net proceeds from its initial public offering in an amount estimated to be $5,867,100. The Company believes that the net proceeds of this offering, coupled with the refinancing and income from operations, will fulfill the Company's working capital needs for the next 24 months. As the Company continues to grow, bank borrowings, or other debt placements and equity offerings may be considered, in part, or in combination, as the Company's situation warrants.

                  SEASONALITY

                  The Company's operations are subject to seasonal fluctuations, with a majority of the Company's business occurring in the late fall and winter months. Approximately 70% of the Company's revenues are earned and received from October through March, and the overwhelming majority of such revenues are derived from the sale of home heating oil. However, the seasonality of the Company's business is offset, in part, by an increase in revenues from the sale of diesel and gasoline fuels during the spring and summer months, due to the increased use of automobiles and construction apparatus.

                  From May through September, Able Oil can experience considerable reduction of retail heating oil sales. Similarly, Able Propane can experience up to 80% decrease in heating related propane sales during the months of April to September, which is offset somewhat by an increase of pool heating and cooking fuel.

                  Over 90% of Able Melbourne's revenues are derived from the sale of diesel fuel for construction vehicles, and commercial and recreational sea-going vessels during Florida's fishing season which begins in April and ends in November. Only a small percentage of Able Melbourne's revenues are derived from the sale of home heating fuel. Most of these sales occur from December through March, Florida's cooler months.

                  YEAR 2000

                  Many existing computer programs use only a two digit suffix to identify a year in the date field with an assumed prefix of "19". Consequently, this limits those systems to dates between 1900 and 1999. If not corrected, many computer systems and applications could fail or create erroneous results at or in connection with applications after the year 2000.

                  Approximately 50% of the Company's customers receive their home heating oil and/or propane pursuant to an automatic delivery system whereby deliveries are scheduled by computer, based on each customer's historical consumption patterns and prevailing weather conditions. In the event that the Company does have Year 2000 problems, failures and interruptions resulting from computing system problems could have a material adverse effect on the Company's results of operations.

                  The Company has undertaken to review the potential impact of the year 2000 issue to its internal operations. Such assessment has included a review of the impact of the issue on business systems and other areas. Based on the results of the Company's review, it does not anticipate that the year 2000 issue will impact operations or operating results. Although the Company has determined that all of its systems are currently Year 2000 compliant, it has undertaken to replace its computer systems. The Company anticipates that it will have a new computer system in place by October 1999 at a cost of approximately $50,000.

                  Additionally, the Company relies on its customers, suppliers, utility service providers, financial institutions and other partners in order to continue normal business operations. The Company has been advised by most, if not all, of its external vendors, business associates, and associated financial institutions that they are now Year 2000 compliant. However, at this time, it is impossible to assess the impact of the year 2000 issue on each of these organizations. There can be no guarantee that the systems of other unrelated entities will be corrected on a timely basis and will not have a material adverse effect on the Company. As the Company does not typically engage in contracts with its vendors for the supply of energy products, it is not dependent on any one vendor. In the event any of the Company's vendors are affected by year 2000 issues, management believes that it will have access to a number of alternative vendors and management believes that such occurrence should not have material adverse effect on the Company's business or operations.

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  On June 21, 1999, the Company's registration statement on Form SB-2, registration number 333-59109, was declared effective. The registration statement related to the initial public offering of 1,000,000 shares of the Company's common stock, $.001 par value per share, at a public offering price of $7.00 per share. Kashner Davidson Securities Corp. served as the managing underwriter of the offering.

                  An aggregate of 1,250,000 shares of the Company's common stock were registered pursuant to its registration statement which consisted of: (i) 1,000,000 shares offered to the public; (ii) 150,000 shares which underlie the over-allotment option granted to the underwriters of the offering, of which 75,000 shares were to be offered by the Company and 75,000 shares were to be offered by Timothy Harrington, the Company's Chief Executive Officer; and (iii) 100,000 shares of common stock issuable upon exercise of the underwriter's warrant, such shares are exercisable for a period commencing June 21, 2000 until four years thereafter at an exercise price of $11.55 per share. The aggregate price of the securities registered was $9,205,100. Of the 1,250,000 shares that were registered, 1,000,000 shares were sold for an aggregate offering price of $7,000,000.

                  The following table sets forth the expenses incurred by the Company in connection with the offering from the effective date of the Company's registration statement through June 30, 1999, plus the net amount of proceeds from the offering received by the Company: the Company incurred the following expenses:

DESCRIPTION                                                            AMOUNT
-----------                                                            ------
Underwriters' Discount...................................            $  700,000
Underwriters' Non-Accountable Expense
Allowance................................................               210,000
Underwriters' Consulting Fee.............................               108,000
Printing Services.........................................              100,000
Accounting Services.......................................               50,000
Legal Services, Including Blue Sky Fees and
Expenses.................................................               154,000
Miscellaneous Expenses....................................               17,225
                                                                     ----------
Net Proceeds to Company..................................            $5,660,775

                  As of June 30, 1999, none of the net proceeds from the offering has been expended by the Company; however, $975,000 of the proceeds from the offering has been deposited with PNC Bank as a guaranty for a line of credit and a term loan with PNC Bank. The term loan and the line of credit total an aggregate of $975,000 in indebtedness. Such indebtedness was previously guaranteed by, among other things, all of the shares of common stock of the Company beneficially owned by Timothy Harrington, the Company's Chief Executive Officer. Upon the deposit of the $975,000, PNC Bank released Mr. Harrington's shares from the guaranty. See Note 5 to Financial Statements.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (A) Exhibits filed herewith:

                   EXHIBIT

                  10.1     Sale Agreement between the Comapny and Union Oil
                           Company of California, dated June 4, 1999
                  10.2     Storage Throughput Agreement between the Company and
                           Union Oil
                           Company of California, dated June 4, 1999
                  27.1     Financial Data Schedule

                  (B)      Forms 8-K filed during quarter:

                           None.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ABLE ENERGY, INC.

                                                    By: CHRISTOPHER P. WESTAD
                                                        ------------------------
                                                    Christopher P. Westad,
                                                    President and
                                                    Principal Financial Officer


                  Dated: August 13, 1999