Form 10-Q
period 1999-09-30
ABLE ENERGY INC
filed 1999-11-15
CIK 1065728

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
    (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to

                        Commission file number: 333-59109

                                ABLE ENERGY, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             22-3520840
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                             identification No.)

        344 ROUTE 46
    ROCKAWAY, NJ  07866
(Address of principal executive offices, Zip code)

Registrant's telephone number, including area code: (973) 625-1012


                                 NOT APPLICABLE
      (Former name, former address and former fiscal year, if changed since last report)


         Indicate by check X whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 9, 1999, 2,000,000 shares, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.

                                TABLE OF CONTENTS


                                                                       PAGE
                                                                       ----
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheets as of December 31, 1998 and
            September 30, 1999                                         3 - 4

         Consolidated Statements of Income for the three and nine
            months ended September 30, 1999 and September 30, 1998       5

         Consolidated Statement of Stockholders' Equity nine months
            ended September 30, 1999                                     6

         Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1999 and 1998                            7

         Notes to Unaudited Financial Statements                       8 - 18

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                     1999          1998
                                                                  (UNAUDITED)    AUDITED
                                                                  ----------    ----------
CURRENT ASSETS:
    Cash                                                          $4,072,463    $  125,844
    Accounts Receivable (Less Allowance for Doubtful
       Accounts of ($69,235) at 12/31/98 and ($73,335) 9/30/99       895,557       658,139
    Inventory                                                        252,598       129,483
    Notes Receivable - Current Portion                                30,168        36,651
    Miscellaneous Receivable                                          24,045        13,074
    Prepaid Expense                                                   28,865        51,709
    Prepaid Expense - Income Taxes                                   140,337        96,003
    Deferred income Tax                                               24,565        24,460
    Due From Officer                                                  44,690        34,173
                                                                  ----------    ----------
        TOTAL CURRENT ASSETS                                       5,513,288     1,169,536
                                                                  ----------    ----------

PROPERTY AND EQUIPMENT:
    Land                                                             482,075        90,800
    Building                                                         990,000       150,000
    Trucks                                                         1,800,335     1,300,046
    Fuel Tanks                                                       837,310       487,677
    Machinery and Equipment                                          226,684       275,938
    Leasehold Improvements                                           124,986       160,429
    Cylinders                                                        165,076       204,477
    Office Furniture and Equipment                                     9,313         9,313
                                                                  ----------    ----------
                                                                   4,635,779     2,678,680
    Less: Accumulated depreciation                                 1,139,266       859,316
                                                                  ----------    ----------
        NET PROPERTY AND EQUIPMENT                                 3,496,513     1,819,364
                                                                  ----------    ----------

OTHER ASSETS:
    Deposits                                                           5,007        14,371
    Notes Receivable - Less Current Portion                          141,111       146,885
    Customer List, Less Amortization of 1998 ($85,650), and
      1999 ($114,532)                                                496,318       485,350
    Covenant Not to Compete, Less Amortization of 1998
     ($81,743) and 1999 ($110,946)                                   172,622       104,020
                                                                  ----------    ----------
        TOTAL OTHER ASSETS                                           815,058       750,626
                                                                  ----------    ----------

        TOTAL ASSETS                                              $9,824,859    $3,739,526
                                                                  ==========    ==========

                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                        SEPTEMBER 30,  DECEMBER 31,
                                                           1999           1998
                                                        (UNAUDITED)     (AUDITED)
                                                         ----------    ----------
CURRENT LIABILITIES:
    Accounts Payable                                     $  439,737    $  689,246
    Note Payable - Bank                                     332,012       100,434
    Current Portion of Long-Term Debt                       689,366       651,817
    Covenant Not To Compete                                    --          36,714
    Accrued Expenses                                        321,602        62,244
    Taxes Payable                                            32,775        15,298
    Customer Advance Payments                               312,067       355,983
    Income Taxes Payable - Prior                             23,960        33,962
    Current Portion of Deferred Income                       14,548        14,548
    Escrow Deposits                                          15,000        15,088
                                                         ----------    ----------
        TOTAL CURRENT LIABILITIES                         2,181,067     1,975,334


DEFERRED INCOME: less current portion                        53,342        58,191
DEFERRED INCOME TAXES                                        56,440        50,601
COVENANT NOT TO COMPETE: less current portion                  --          67,308
LONG TERM DEBT: less current portion                      1,403,281     1,043,209
                                                         ----------    ----------
        TOTAL LIABILITIES                                 3,694,130     3,194,643
                                                         ----------    ----------

STOCKHOLDERS' EQUITY:
    Common Stock
    Authorized 10,000,000 Shares, Par Value $.001 per
       share Issued and Outstanding 2,000,000 shares          2,000             1
    Paid in Surplus                                       5,662,775         3,999
    Retained Earnings                                       465,954       540,883
                                                         ----------    ----------
        TOTAL STOCKHOLDERS' EQUITY                        6,130,729       544,883
                                                         ----------    ----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $9,824,859    $3,739,526
                                                         ==========    ==========

                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                   (UNAUDITED)

                                                               THREE MONTHS                       NINE MONTHS
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                           1999             1998             1999             1998
                                                       ------------     ------------     ------------     ------------
                                                       $  3,382,508     $  3,333,591     $ 12,940,203     $ 11,934,693
NET SALES
                                                          3,334,807        2,733,262       10,640,692        9,408,585
                                                       ------------     ------------     ------------     ------------
COST OF SALES
                                                             47,701          600,329        2,299,511        2,526,108
                                                       ------------     ------------     ------------     ------------
   GROSS PROFIT

EXPENSES                                                    761,476          611,674        2,100,476        1,925,880
   Selling, General and Administrative Expenses             124,790          138,929          340,230          333,537
                                                       ------------     ------------     ------------     ------------
   Depreciation and Amortization Expense                    886,266          750,603        2,440,706        2,259,417
                                                       ------------     ------------     ------------     ------------
      TOTAL EXPENSES
                                                           (838,565)        (150,274)        (141,195)         266,691
                                                       ------------     ------------     ------------     ------------
   INCOME (LOSS) FROM OPERATIONS

OTHER INCOME (EXPENSES):                                     60,247           57,781          108,301           67,406
   Interest and Other Income                                (53,424)         (48,634)        (130,364)        (135,363)
                                                       ------------     ------------     ------------     ------------
   Interest Expense                                           6,823            9,147          (22,063)         (67,957)
                                                       ------------     ------------     ------------     ------------
      TOTAL OTHER INCOME (EXPENSES)

   INCOME (LOSS) EXTRAORDINARY ITEM AND BEFORE             (831,742)        (141,127)        (163,258)         198,734
        PROVISION FOR INCOME TAXES
                                                           (305,320)         (61,800)         (33,310)          76,450
                                                       ------------     ------------     ------------     ------------
PROVISION (REDUCTION) FOR INCOME TAXES
                                                           (526,422)         (79,327)        (129,948)         122,284
   NET INCOME (LOSS) - CONTINUING OPERATIONS
                                                             55,019             --             55,019             --
                                                       ------------     ------------     ------------     ------------
EXTRAORDINARY ITEM NET OF INCOME TAXES

                                                       $   (471,403)    $    (79,327)    $    (74,929)    $    122,284
                                                       ============     ============     ============     ============
   NET INCOME (LOSS)

                                                       $       (.39)    $       (.08)    $       (.09)    $        .12
                                                       ============     ============     ============     ============
NET INCOME (LOSS) PER SHARE - CONTINUING OPERATIONS


EXTRAORDINARY GAIN - PER SHARE                                  .04             --                .04             --
                                                       ------------     ------------     ------------     ------------

   NET INCOME (LOSS) PER SHARE                         $       (.35)    $       (.08)    $       (.05)    $        .12
                                                       ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                         $  1,366,300     $  1,000,000     $  1,366,300     $  1,000,000
                                                       ============     ============     ============     ============

                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                                   (UNAUDITED)

                                                  COMMON STOCK
                                                 .001 PAR VALUE
                                                 --------------
                                                                     ADDITIONAL                      TOTAL
                                                                      PAID-IN        RETAINED     STOCKHOLDERS'
                                       SHARES         AMOUNT          SURPLUS        EARNINGS        EQUITY
                                      ---------     -----------     -----------     -----------    -----------
Balance - January 1, 1999                 1,000     $         1     $     3,999     $   540,883    $   544,883

Common Stock Split - 1,000 for 1        999,000             999            (999)           --             --

Sale of Common Stock                  1,000,000           1,000       5,659,775            --        5,660,775

Net Income (Loss)                                                                       (74,929)       (74,929)
                                                                                    -----------    -----------

Balance - September 30, 1999          2,000,000     $     2,000     $ 5,662,775     $   465,954    $ 6,130,729
                                    ===========     ===========     ===========     ===========    ===========

                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                             NINE MONTHS ENDED SEPTEMBER 30
                                                                        UNAUDITED
                                                                        ---------
                                                                   1999            1998
                                                               -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income(Loss) - Continuing Operations                    $  (129,948)    $   122,284
   Adjustments to Reconcile Net Income to Cash
   used by Operating Activities:
      Depreciation and Amortization                                340,230         333,537
      Extraordinary Item - Net                                      55,019            --
      (Increase) Decrease in:
         Accounts Receivable                                      (237,418)          6,508
         Inventory                                                (123,115)         85,467
         Prepaid Expenses                                          (21,595)        (31,728)
         Deposits                                                    9,364            --
      Increase (Decrease) in:
         Accounts Payable                                         (249,509)          3,550
         Accrued Expenses                                          259,270          43,952
         Other Taxes Payable                                        17,477            (975)
         Customer Advance Payments                                 (43,916)         91,186
         Income Taxes Payable                                      (10,002)         (3,590)
         Deferred income Taxes                                       5,839           6,850
         Deferred Income                                            (4,849)           --
                                                               -----------     -----------
           NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES       (133,153)
                                                               -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Property and Equipment                            (1,957,099)       (288,969)
 (Increase) Decrease in Shareholder's Loan                         (10,517)         33,803
 (Increase) Decrease in Other Receivables                            1,286          (5,994)
  Purchase of Intangible Assets                                   (139,850)           --
                                                               -----------     -----------
          NET CASH USED  BY INVESTING ACTIVITIES                (2,106,180)       (261,160)
                                                               -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in Notes Payable                                     1,371,591       1,093,806
   Decrease in Notes Payable                                      (846,414)     (1,347,319)
   Loan From Employee                                                 --            12,584
   Funds from Sale of Common Stock                               5,660,775            --
                                                               -----------     -----------
           NET CASH (USED) PROVIDED  BY FINANCING
           ACTIVITIES                                            6,185,952        (240,929)
                                                               -----------     -----------

NET INCREASE IN CASH                                             3,946,619         154,952
Cash - Beginning of Year                                           125,844         155,904
                                                               -----------     -----------
Cash - End of Year                                             $ 4,072,463     $   310,856
                                                               ===========     ===========

The Company had Interest Cash Expenditures of:                 $   130,364     $   135,363
The Company had Tax Cash Expenditures of:                      $    25,002     $    50,650

                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENT

                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999

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

         On August 27, 1999, the Company, through a newly formed wholly owned subsidiary, Able Energy New York, Inc., purchased the assets of B & B Fuels of Warrensburg, New York. This acquisition was treated as a purchase. The operations of this company are included from August 27, 1999 to September 30, 1999.

         On August 31, 1999, the Company, through a newly formed wholly owned subsidiary, Able Energy Terminal, LLC, purchased the facility on Route 46, Rockaway, NJ. The facility has two tenants (see Note 3). The operations of this company are included from September 1, 1999 to September 30, 1999.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS

         Able Oil Company, Able Melbourne and Able Energy - New York, Inc. are full service oil companies that market and distribute home heating fuel, diesel fuel and kerosene to residential and commercial customers operating in the northern New Jersey and Melbourne, Florida, and Warrensburg, New York respectively. Able Propane, which was incorporated in July 1996, installs propane tanks which it owns, and sells propane gas for heating and cooking along with other Residential and Commercial uses.

         The Company's operations are subject to seasonal fluctuations with a majority of the Company's business occurring in the late fall and winter months. Approximately 70% of the Company's revenues are earned and received from October through March, and the overwhelming majority of such revenues are derived from the sale of home heating fuel. However, the seasonality of the Company's business is offset, in part, by the increase in revenues from the sale of diesel and gasoline fuels during the spring and summer months due to the increased use of automobiles and construction apparatus.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

         PROPERTY AND EQUIPMENT (CONT'D)

         The cost and related accumulated depreciation of assets sold or otherwise disposed of during the period are removed from the accounts. Any gain or loss is reflected in the year of disposal.

         INTANGIBLE ASSETS

         Intangibles are stated at cost and amortized as follows: Customer Lists of $571,000 and Covenant Not To Compete of $183,567 related to the Connell's Fuel Oil Company acquisition on October 28, 1996, by Able Oil Company are being amortized over a straight-line period of 15 and 5 years, respectively. The current period amortization also includes a customer list of $39,850 and Covenant Not To Compete of $100,000 relating to the acquisition from B & B Fuels on August 27, 1999, is being amortized over a straight-line period of 10 and 5 years, respectively. The amortization for the nine months ended September 30, 1999 is $58,085.

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

         INCOME TAXES

         Effective January 1, 1997, all the subsidiaries, which were S-Corporations, terminated their S-Corporation elections. The subsidiaries are now filing a consolidated tax return with Able Energy, Inc.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

         INCOME TAXES (CONT'D)

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

         Financial instruments which potentially subject the Company to concentrations of credit risk consists of checking and savings accounts with a financial institution in excess of insured limits. The Company does not anticipate non-performance by the financial institution.

NOTE 3   ACQUISITIONS

         On August 27, and 31, 1999, the Company through newly formed wholly owned subsidiaries (see Note l) acquired the following:

         1) The assets of B & B Fuels, a retail distributor of home heating fuel in Warrensburg, New York. The assets purchased include an oil terminal, three oil delivery trucks, and a customer list of approximately 1,200 customers. The purchase price was $295,000. The Company also acquired
         9.2 acres of land in Warren County, New York. The property is located 1/4 miles from the B & B Facility. The cost was $125,000, paid in cash.

         2) Property on Route 46, Rockaway, New Jersey. The facility is a large fuel terminal and also houses the Company's executive offices and other operating facilities for Able Subsidiaries. There is also a building rented to an outside party with an annual rental of approximately $40,000. The purchase price was $1,150,000.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999

NOTE 4   NOTES RECEIVABLE

         The Company has received payment from Able Oil Montgomery, Inc. for the months of January 1999 through September 1999 on its notes receivable of $140,000. The payments totaled $11,761, including interest of $2,428. The Statement of Income recognized income on this installment sale of $4,849 for the nine months ended September 30, 1999.

NOTE 5   INVENTORIES

ITEMS                                                 1999                1998
                                                    --------            --------
Heating Oil                                         $129,691            $ 38,733
Diesel Fuel                                           34,232               9,260
Kerosene                                               6,017               2,082
Propane                                                3,320                  70
Parts and Supplies                                    79,338              79,338
                                                    --------            --------
     TOTAL                                          $252,598            $129,483
                                                    ========            ========

NOTE 6   NOTES PAYABLE BANK

         Notes payable to PNC Bank include a line of credit of $500,000 with interest at the rate of Prime minus 1/2%. The agreement with Able Oil Company, dated October 20, 1997, and amended August 11, 1999, has a current expiration date of June 30, 2000. There is also a term loan with PNC Bank. The term loan was refinanced for a total of $675,000 on June 12, 1998. The balance as of September 30, 1999 is $393,750. The bank has released as collateral the stock of the Company owned by the prior sole shareholder and has released the subsidiaries and Timothy Harrington as guarantors. The Company has replaced this by granting the PNC Bank a first priority lien on collateral consisting of Provident Institution Money Market Fund containing no less than $972,000. The Company under a guaranty and suretyship agreement will unconditionally guarantee payment of the indebtedness to the bank. All other collateral and covenants per the agreement have been deleted.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999

NOTE 7   LONG-TERM DEBT

         Mortgage note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total note is $145,000. The note is payable in the monthly amount of principal and interest of $1,721.18 with and interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009 which is the final payment. The note is secured by a mortgage made by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horican Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at September 30, 1999 was $144,185.

         Mortgage note payable dated, August 31, 1999, related to the purchase of the facility and equipment in Rockaway, New Jersey by Able Energy Terminal, LLC ("Terminal"). The note is in the amount of $650,000.

         Pursuant to Section 4.4 of the Agreement of Sale to Purchase the Terminal, the Principal Sum of the 650,000 note shall be reduced by an amount equal to one-half of all sums expended by Borrower on the investigation and remediation of the property provided, however, that the amount of said reduction shall not exceed $250,000 (the "Remediation Amount").

         The "Principal Sum" less the "Remediation Amount" shall be an amount equal to $400,000 (the "Reduced Principal Sum"). The Reduced Principal Sum shall bear interest from the date hereof at the rate of 8.25% per annum. Any portion of the Remediation Amount not utilized in the investigation and remediation of the property shall not begin to accrue interest until such time that (i) a "No Further Action Letter" is obtained from the Department of Environmental Protection and (ii) an outstanding lawsuit concerning the property is resolved through settlement or litigation (subject to no further appeals). All payments on this Note shall be applied first to the payment of interest, with any balance to the payment and reduction of the Reduced Principal Sum.

         The Principal Sum and interest shall be due and payable commencing on September 30, 1999. In addition interest on the Reduced Principal Sum of the note shall be due and payable on the last day of each month thereafter, up to and including July 31, 2004.

         The Note is collateralized by the property and equipment purchased and assignment of the leases. The balance due on this Note at September 30, 1999 was $641,211.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999

NOTE 8   INCOME TAXES

         Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

         The differences between the statutory Federal Income Tax and Income Taxes Continuing Operation is accounted for as follows:

                                                                  1999
                                                                  ----

                                                                      PERCENT OF
                                                                        PRETAX
                                                          AMOUNT        INCOME
                                                         --------     ----------
Statutory Federal Income Tax (Benefit)                   $(27,405)       (15.0%)

Decrease resulting from State Income
Tax, net of Federal Tax benefit                            (5,905)        (7.6%)
                                                         --------        ------

Income Taxes (Benefit)                                   $(33,310)       (22.6%)
                                                         ========        ======

Income Taxes consist of:
 Current                                                  (27,775)
 Deferred                                                  (5,535)
                                                         --------
    TOTAL                                                $(33,310)
                                                         ========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999

NOTE 8   INCOME TAXES (CONT'D)

         The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:

                                                               1998
                                                               ----

                                                    TEMPORARY           TAX
                                                    DIFFERENCE         EFFECT
                                                    ---------         ---------
Depreciation                                        $(159,389)        $ (50,601)
Allowance for Doubtful Accounts                        69,235            19,385
Gain on Sale of Subsidiary                             23,615             5,075

                                                               1999
                                                               ----

                                                    TEMPORARY           TAX
                                                    DIFFERENCE         EFFECT
                                                    ---------         ---------

Depreciation                                        $(179,190)        $ (56,440)
Allowance for Doubtful Accounts                        73,335            20,530
Gain on Sale of Subsidiary                             18,766             4,035

NOTE 9   COMMITMENTS AND CONTINGENCIES

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

         Able Oil Company has contracted with Unocal to take deliveries of 24,000 barrels of #2 oil. The oil will be stored in Able storage tanks and remain the property of Unocal until purchased by Able Oil. Able Oil is under contract to purchase the product in the months of November and December 1999 and January and February 2000. The pricing will be the NYMEX less $.01 per barrel on 12,000 barrels and flat on 12,000 barrels. At September 30, 1999, Able Oil had in their tanks 24,000 barrels or 1,008,000 gallons of oil belonging to Unocal. The total exposure for the cost of this oil priced at future November, December 1999 and January, February 2000 is $631,672.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999

NOTE 9   COMMITMENTS AND CONTINGENCIES (CONT'D)

         In accordance with the agreement on the purchase of the property on Route 46, Rockaway, New Jersey by Able Energy Terminal, LLC, the purchaser shall commence after closing the investigation and remediation of the property and any hazardous substances emanating from the property in order to obtain a No Further Action letter from the New Jersey Department of Environmental Protection (NJDEP). The purchaser will also pursue recovery of all costs and damages related thereto in the lawsuit by the seller against a former tenant on the purchased property. Purchaser will assume all responsibility and direction for the lawsuit, subject to the sharing of any recoveries from the lawsuit with the seller, 50-50. The seller by reduction of its mortgage will pay costs related to the above up to $250,000 (see Note 7). In the opinion of management, the Company will not sustain costs in this matter which will have a material adverse effect on its financial condition.

         Able Oil Company has been examined by the Internal Revenue Service through the year ended December 31, 1995. The only open year for Able Oil Company is December 31, 1996 and Able Energy, Inc., et al, open years are December 31, 1997 and December 31, 1998.

NOTE 10  OPERATING LEASE

         Able Energy Terminal, LLC, has acquired the following lease on the property it purchased on Route 46 in Rockaway, New Jersey.

         The lease with Able Oil Company, a wholly owned subsidiary of Able Energy, Inc., has an expiration date of July 31, 2004. The lease provides for a monthly payment of $1,200 plus a one cent per gallon through put, as per a monthly rack meter reading.

         Estimated future rents are $14,400 per year, plus the one cent per gallon through put charges per the monthly rack meter readings.

         The Company leased an additional facility on Route 46 in Rockaway, New Jersey. The lease has a term of one year from September 1, 1999 to August 31, 2000. The rent is $1,300 per month, $15,600 for the year, plus 10% of the increase in real estate taxes over the base year, 1999. The Company has the option to renew for five additional one-year terms. The renewals are at an increase of $100 per month during each renewal term.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999

NOTE 11  EXTRAORDINARY ITEM

         The extraordinary item is the income realized on the extinguishment of debt for less than its carrying amount. The amount shown is net of income taxes of $9,710.

         On September 7, 1999, the Company paid two loans to Connell's Fuel Oil Company and William Toriello which had original due dates of November 1, 2001.

         Total Amount Due                                            $312,454
         Amount Paid                                                  247,725
                                                                     --------
         Income on Extinguishment of Debt                              64,729
            Less Income Taxes                                           9,710
                                                                     --------
         Extraordinary Item                                          $ 55,019
                                                                     ========

NOTE 12  COMMON STOCK SPLIT

         In conjunction with the Company's initial public offering, its common stock was split 1000-for-l.

                                                                   AFTER SPLIT AND
                                                    ORIGINAL       PUBLIC OFFERING
                                                    --------       ---------------
Authorized Shares                                       10,000        10,000,000
                                                   -----------       -----------
Issued and Outstanding Shares                            1,000         1,000,000
Public Offering Shares                                       0         1,000,000

Total Issued and Outstanding Shares                                    2,000,000
                                                                     -----------

Par Value $.001 per Share                          $         1       $     2,000
                                                                     -----------

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999

NOTE 13  PUBLIC OFFERING

         On June 25, 1999, the Company consummated its initial public offering. The Company sold 1 million shares of its common stock to the public at $7 per share.

         Total                                                        $7,000,000

Less: Underwriting Commission                         $  700,000
Underwriter's Non-Accountable
        Expense Allocation                               210,000
Other Expenses of Offering                               108,000       1,018,000
                                                      ----------      ----------
Net to Company after underwriting Costs                                5,982,000
Other Offering Costs:
Legal Fees                                               154,000
Accounting Fees                                           50,000
Printing Costs                                           100,000
Stock Exchange and Other Registration Costs               17,225         321,225
                                                      ----------      ----------

Net Funds Realized                                                    $5,660,775
                                                                      ==========

NOTE 14  PER SHARE INFORMATION

         Per share information has been computed based on the weighted average number of shares. The shares give effect to a 1,000-for-1 stock split by the Company and its public offering of 1,000,000 shares.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements in this Quarterly Report on Form 10-QSB concerning the Company's outlook or future economic performance, anticipated profitability, gross billings, expenses or other financial items, and statements concerning assumption made or exceptions to any future events, conditions, performance or other matter are "forward looking statements," as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors which would cause actual results to differ materially from those stated in such statements. Such risks, and uncertainties and factors include, but are not limited to: (i) changes in external competitive market factors or trends in the Company's results of operation; (ii) unanticipated working capital or other cash requirements and (iii) changes in the Company's business strategy or an inability to execute its competitive factors that may prevent the Company from competing successfully in the marketplace.

         REVENUE RECOGNITION

         Sales of fuel and heating equipment are recognized at the time of delivery to the customer, and sales of equipment are recognized at the time of installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating equipment service contracts are deferred and amortized into income over the term of the respective service contracts, on a straight line basis, which generally do not exceed one year.

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

         The Company reported revenues of $3,382,508 for the three months ended September 30, 1999, an increase of 1.47% over the prior year's revenues for the same three month period. This increase can be attributed to an aggressive marketing program and fuel sold at a discount, under a promotion. There was also an increase in service work during this period. Revenues for the three months ended September 30, 1998 include $208,321 of sales made by subsidiaries which were sold in December 1998. Had such revenues not been included in total revenue for the three month period ended September 30, 1998, the increase in revenues from such period to the three month period ended September 30, 1999 would have been 8.23%. The three months ended September 30, 1999 included $59,054 of revenues for the month of September from the acquisition of B & B Fuels on August 27, 1999.

         Gross profit margin, as a percentage of revenues, for the three months ended September 30, 1999, decreased 16.36%, from 17.77% one year ago to 1.41% in 1999. This decrease is a result of a rise in the price of fuel without an equal corresponding sales price increase. These figures do not take into account the sub-sidiaries sold in December 1998, whose effect on gross margin was immaterial.

         Selling, General and Administrative expenses increased by $149,802, or 24.49%, from $611,674 for the three months ended September 30, 1998 to $761,476 for the three months ended September 30, 1999. Had the expenses attributable to the two subsidiaries sold in December 1998 not been included, this increase would have been $244,808 or 47.38%. This increase was due to an increase in marketing costs, sales promotion, outside service related to acquisitions, computer equipment and software upgrade to account for year 2000 issue and additional staff to manage this upgrade.

         Operating loss for the three months ended September 30, 1999 was $838,565, an increase of 458.02% over the Company's operating loss of $150,274 for the three months ended September 30, 1998. This increase in operating loss was attributable to lower gross profit resulting from higher product cost without a corresponding raise in price.

         The unusual loss for this period was exacerbated by a number of extraordinary events and one time charges and is not indicative of future results of the Company. For instance, the Company has recently invested heavily in its infrastructure to support anticipated growth that the Company intends to accomplish through an aggressive acquisitions strategy and marketing program. To this end, the Company has put in place a sophisticated computer hardware and software system and has hired additional mid-management personnel to support its growth. In addition, on August 31, 1999, the Company purchased B&B Fules of Warrensburg (Albany), New York and has expended significant cash resources to establish its presence in the greater Albany area and raise the B&B facilities to the Company's standards. All of these factors have contributed to the Company's large loss for this period.

         Net loss for the three months ended September 30, 1999 increased by $392,076, or 494%, to $471,403 as compared to the same period for the previous year loss of $79,327. This increase in net loss was the result of greater marketing costs, sales promotion, higher product cost, higher direct wages and an investment cost on a growing service operation as well as the extraordinary factors referred to above.

         NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

         The Company reported revenues of $12,940,203 for the nine months ended September 30, 1999, an increase of 8.43% over the prior year's revenues of $11,934,693 for the same nine month period. The increase can be attributed to increased commercial fuel sales and marketing efforts for both residential and commercial customers. Revenues for the nine months ended September 30, 1998 include $649,649 of sales made by subsidiaries which were sold in December 1998. Had such revenues not been included in total revenue for the nine month period ended September 30, 1998, the increase in revenues from such period, as compared to the nine month period ended September 30, 1999, would have been 14.67%.

         Gross profit margin, as a percentage of revenues, for the nine months ended September 30, 1999, decreased to 17.77% of net revenues, representing an decrease of 3.40% over a margin of 21.17% for the same nine month period one year ago. This reduction in margin is primarily a result of higher product cost for home heating fuel with a slower corresponding increase in retail price.

         Selling, General and Administrative expenses increased by $174,596, or 9.06%, from $1,925,880 for the nine months ended September 30, 1998 to $2,100,476 for the nine months ended September 30, 1999. These expenses include the expenses of two subsidiaries sold December 1998. If these expenses were eliminated, the increase would be $419,182, or 24.93% which is due to aggressive marketing, sales promotion, higher staff costs and outside services related to acquisitions and year 2000 computer enhancements..

         Operating Loss for the nine months ended September 30, 1999 was $(141,195), in comparison to the Company's operating income of $266,691 for the nine months ended September 30, 1998. This decrease from operating income to an operating loss was attributable to higher prices for home heating oil without a corresponding price increase and increased salaries and marketing costs. The operating income for the two subsidiaries sold in December 1998 was included in this calculation but was not material with respect to this nine months comparison.

         Net Loss for the nine months ended September 30, 1999 was $(74,929) in comparison to income of $122,284 for the same period in previous year. This decrease in net income to a net loss is a result of lower gross margin, occasioned primarily by higher wholesale fuel price, increase in wages and marketing costs. In addition, the Company is reorganizing its internal and accounting operations and installing a new computer system, to insure Year 2000 compliance.

         LIQUIDITY AND CAPITAL RESOURCES

         For the nine month period ended September 30, 1999, compared to the nine months ended September 30, 1998, the Company's cash position increased by $3,761,607 from $310,856 to $4,072,463. For the nine months ended September 30, 1999, cash of $5,867,100 was generated from the Company's initial public offering. For the nine months ended September 30, 1998, cash was generated through operations, net income and collections of customer advance payments.

         As a result of a refinancing with its primary financial institution, the Company has access to $500,000 of credit line funds. The Company's credit line was increased from $350,000 to $500,000 at 1/2% below prime, and its current outstanding credit line and other debt with the bank was rolled into a 3-year term loan in the principal amount of $675,000, bearing interest at a rate of approximately 1% above prime rate. As of September 30, 1999, $332,000 of this line of credit was used by the Company.

         The Company received net proceeds from its initial public offering in an amount of $5,867,100. The Company believes that the net proceeds of this offering, coupled with the refinancing and income from operations, will fulfill the Company's working capital needs for the next 18 months. As the Company continues to grow, and strengthen its infrastructure, to position itself for additional growth, bank borrowings, or other debt placements and equity offerings may be considered, in part, or in combination, as the Company's situation warrants.

         SEASONALITY

         The Company's operations are subject to seasonal fluctuations, with a majority of the Company's business occurring in the late fall and winter months. Approximately 70% of the Company's revenues are earned and received from October through March, and the overwhelming majority of such revenues are derived from the sale of home heating products including propane gas and fuel oil. However, the seasonality of the Company's business is offset, in part, by an increase in revenues from the sale of HVAC products and services, diesel and gasoline fuels during the spring and summer months, due to the increased use of automobiles and construction apparatus.

         From May through September, Able Oil can experience considerable reduction of retail heating fuel sales. Similarly, Able Propane can experience up to 80% decrease in heating related propane sales during the months of April to September, which is offset somewhat by an increase of pool heating and cooking fuel.

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

         The Company has undertaken to review the potential impact of the year 2000 issue to its internal operations. Such assessment has included a review of the impact of the issue on business systems and other areas. Based on the results of the Company's review, it does not anticipate that the year 2000 issue will impact operations or operating results. Although the Company has determined that all of its systems are currently Year 2000 compliant, it has undertaken to replace its computer systems. The Company anticipates that it will have a new computer system in place by December 1999 at a cost of approximately $250,000.

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

                                     PART II

                                OTHER INFORMATION

Item 2. Changes in Securities and use of Proceeds

         The Company's public offering was June 22, 1999, and $5,867,100 was received June 25, 1999 on the sale of 1,000,000 shares of Common Stock. As of September 30, 1999, funds have been expended as follows:

         Acquisition of B & B Fuels, Warrensburg, New York        $  150,000
         Acquisition of Land in Warren County, New York              125,000
         Acquisition of Facility in Rockaway, New Jersey             510,000
         Payment of Debt                                             247,725
                                                                  ----------
             TOTAL USE OF PROCEEDS TO SEPTEMBER 30, 1999          $1,032,725
                                                                  ==========

Item 6. Exhibits and Reports on Form 8-K.

         (A)      Exhibits filed herewith:

                  None

         (B)      Forms 8-K filed during quarter:

                  The Company filed a report on Form 8-K dated Setpember 8, 1999, reporting on the acquisition of assets under Item 2, thereof. The acquisition related to the Company's purchase of the following:

         1) The assets of B & B Fuels, a retail distributor of home heating oil, located in Warrensburg, New York.

         2) The purchase of a 9.2 acre parcel of property in Warren County, New York.

                  The above items are owned by Able Energy, Inc. New York, a wholly owned subsidiary.

         3) Property at 344 Route 46 East, Rockaway, New Jersey. The facility contains the Company's executive offices and other operating facilities. The property is owned by Able Energy Terminal, LLC, a wholly owned subsidiary.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ABLE ENERGY, INC.
                                                   (Registrant)


                                                By
                                                   ---------------------------
                                                   President and
                                                   Principal Financial Officer