Form 10KSB
period 1999-12-31
ABLE ENERGY INC
filed 2000-03-30
CIK 1065728

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Calendar year ended DECEMBER 31, 1999
                            -----------------

                                       OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from  ______________ to ______________

                        Commission file number 333-51909
                                    ---------

                                ABLE ENERGY, INC.
           ---------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                            Delaware                                                   22-3520840
                (State or Other Jurisdiction of                                     (I.R.S. Employer
                 Incorporation or Organization)                                    Identification No.)



344 Route 46
Rockaway, New Jersey                                                       07866
(Address of Principal Executive Offices)                                   (Zip Code)


                                 (973) 625-1012
                 Issuer's Telephone Number, Including Area Code)

         Securities Registered under Section 12(b) of the exchange Act:

                                                           Name of Each Exchange
Title of Each Class                                          on Which Registered

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
                                (Title of Class)


                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ______

         The issuer's revenues for its most recent fiscal year. $19,670,000.

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was sold as of March 24, 2000 was approximately $6,000,000.

         The number of shares outstanding of the registrant's Common Stock outstanding as of March 24, 2000 was 2,000,000.

DOCUMENTS INCORPORATED BY REFERENCE:

         None.



         Transitional Small Business Disclosure Format:  Yes ______; No X

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

History

     Able Energy was incorporated on March 13, 1997 in the state of Delaware, to act as a holding company for five operating subsidiaries: Able Oil; Able Propane; Able Melbourne; Able Montgomery and A&O.

     On December 31, 1999, the Company sold all of its outstanding shares of Able Montgomery, its Pennsylvania retail heating oil distributor, to an unaffiliated third party in exchange for monetary consideration and a ten-year franchise agreement with the buyer.

     Also on December 31, 1999, the Company sold all of its outstanding shares of common stock of A&O, its environmental consulting and engineering subsidiary, to Owl Environmental, Inc., one of A&O's subcontractors, for nominal consideration. The Company decided to sell A&O in light of A&O's continuing operating losses.

Overview

     The Company is engaged in the retail distribution of, and the provision of services relating to, (i) fuel oil, (ii) propane gas, and (iii) natural gas through a marketing alliance agreement with AllEnergy Marketing Company LLC, a division of New England Electric Systems, Inc. In addition to selling home energy products, the Company offers complete HVAC (heating, ventilation and air conditioning) installation and repair and also markets other petroleum products to commercial customers, including diesel fuel, gasoline and lubricants.

     In fiscal year 1998, sales of home heating oil accounted for approximately 70% of the Company's revenues. The remaining 30% of revenues were from sales of gasoline, diesel fuel, kerosene, propane, and environmental services and related sales. The Company serves approximately 20,000 home heating oil customers from three locations, of which two are located in New Jersey and one is located in Florida.

     The Company also provides installation and repair of heating equipment as a service to its customers. The Company considers service and installation services to be an integral part of its business. Accordingly, the Company regularly provides various service incentives to obtain and retain customers. The Company provides home heating equipment repair service on a 24 hours-a-day, seven days-a-week basis, generally within two hours of request. Except in isolated instances, the Company does not provide service to any person who is not a customer.

     The Company believes that it obtains new customers and maintains existing customers by offering full service home energy products at discount prices, providing quick response refueling and repair operations, providing automatic deliveries to customers by monitoring historical use and weather patterns, and by providing customers a variety of payment options. The Company regularly provides various service incentives to obtain and retain customers. The Company aggressively promotes its service through a variety of direct marketing media, including mail and telemarketing campaigns, by providing discounts to customers who refer new customers to the Company, and through an array of advertising, including television advertisements and billboards, which aim to increase brand name recognition. The Company believes that this focused marketing strategy has been key to its success.

         The Company intends to expand its operations by acquiring select operators in the Company's present markets as well as other markets, capturing market share from competitors through increased advertising and other means, diversifying its products, diversifying its customer base, and replicating its marketing and service formula in new geographic areas either directly or through franchise arrangements. The Company may also enter into marketing alliances with other entities in product areas different than the Company's current product mix.

RETAIL FUEL OIL

         The Company's retail fuel oil distribution business is conducted through its subsidiaries Able Oil and Able Melbourne. The Company serves both residential and commercial fuel oil accounts. The Company sells premium quality home heating oil to its residential customers offering delivery seven days-a-week. To its commercial customers, in addition to selling home heating oil, the Company sells diesel fuel, gasoline and kerosene. The Company also provides an oil burner service that is available 24 hours-a-day for the maintenance, repair and installation of oil burners. These services are performed on an as needed basis. Customers are not required to enter into service contracts to utilize the Company's service department.

         Approximately 50% of the Company's customers receive their home heating oil pursuant to an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled by computer, based on each customer's historical consumption patterns and prevailing weather conditions. Customers can also order deliveries of home heating oil through the Company's Web site located at www.ableenergy.com. The Company delivers home heating oil approximately six times each year to the average customer. The
Company bills customers promptly upon delivery or receives payment upon delivery. The Company's customers can pay for fuel deliveries with cash or with their credit card.

         In addition, approximately 5% of the Company's total sales are made to customers pursuant to an agreement which pre-establishes the maximum annual sales price of fuel oil and is paid by customers over a ten month period in equal monthly installments. Such prices are renegotiated in April of each year and the Company has historically purchased fuel oil for these customers in advance and at a fixed cost.

         The Company delivers fuel with its own fleet of 18 custom fuel oil trucks and four owner-operator fuel oil delivery trucks. The Company's fuel trucks have fuel capacities ranging from 3,000 to 8,000 gallons. Each vehicle is assigned to a specific delivery route, and services between 4 and 40 customer locations per day depending on market density and customers' fuel requirements. The Company also operates seven Company owned service vans and four owner-operated service vans, which are equipped with state of the art diagnostic equipment necessary to repair and/or install heating equipment. The number of customers each van serves mostly depends upon the number of service calls received on any given day.

ABLE OIL

         Able Oil was established in 1989 and is the Company's largest subsidiary, accounting for approximately 87% of the Company's total revenues in 1998. Able Oil is located in Rockaway, New Jersey, and serves just under 22,000 oil customer accounts throughout northern New Jersey, mostly in Morris, Sussex, Warren, Passaic and Essex counties, from its distribution locations in Rockaway and Newton, New Jersey. Of these accounts, approximately 90% are residential customers and 10% are commercial customers.

         Generally, 18 of the Company's fuel oil trucks are reserved for use by Able Oil, of which nine trucks operate from the Rockaway facility and six trucks operate from the Newton facility. In addition, Able Oil utilizes the services of four owner-operated trucks. Each owner operator is under contract; they are responsible for all of the vehicle operating expenses including insurance coverage. All of the trucks have the Company's logo on them.

         Able Oil's 18 fuel oil delivery trucks, and the four owner-operator trucks, acquire fuel inventory at the Company's facilities in Rockaway and Newton. Dispatch of fuel oil trucks is conducted at both the Rockaway and Newton facilities. Billing is conducted from Able Oil's corporate headquarters in Rockaway.

         The Rockaway and Newton facilities have the capacity to store 1.5 million gallons and 200,000 gallons of fuel, respectively. During seasons where demand for heating oil is higher, or when wholesale oil prices are favorable, a slightly larger inventory is kept on hand. However, Management generally believes that short inventory life and high inventory turnover enables the Company to rapidly respond to changes in market prices. Thus, Management employs "just in time" inventory practices and rarely stores fuel to capacity levels. However, in June of 1998, oil prices reached a historic low and the Company entered into an in-tank storage agreement with Mieco Trading Co., to store 1.5 million gallons of fuel oil at the Company's facility in Rockaway, New Jersey. The Company entered into an additional agreement with Mieco whereby it purchased all of such fuel oil from November 1998 through March 1999. Additional fuel oil purchases are made daily on the spot market using electronic funds transfers. Able Oil carts its fuel purchases from wholesale purchase sites to the Rockaway and Newton facilities with two tractor-trailer tankers owned by the Company, and by two owner-operated tractor-trailer tankers that are used on an as needed basis. These two owner-operated tankers are under contract and bear the Ablelogo or name.

         Able Oil's oil burner service operates exclusively out of the Newton facility. Able Oil dispatches a total of eleven service vans, four of which are subcontracted from owner-operators.

ABLE MELBOURNE

         Able Melbourne was established in July 1996, and is located in Cape Canaveral Florida. Presently, revenues from Able Melbourne account for approximately 5.3% of the Company's total revenues. Able Melbourne is engaged primarily in the sale of diesel fuel for commercial fleet fueling and other on-road vehicles, and dyed diesel fuel, which is used for off-road vehicles and purposes, including commercial and recreational fishing vessels, heating oil and generator fuel. Additionally, a small portion of Able Melbourne's revenues is generated from the sale of home heating oil, lubricants and lubricant products. Able Melbourne serves approximately 300 customer accounts in Brevard County, Florida, primarily in the Cape Canaveral Area. In 1998, six of Able Melbourne's customers, Beyel Brothers Crane Service, Beyel Marina, Diamond Royale, Frank-lin Excavating, Inc., CG Reed, S&S Seafood and ABC Landclearing Development, individually, accounted for more than five percent of Able Melbourne's annual revenues.

         Able Melbourne delivers fuel with two fuel delivery trucks which are capable of storing 6,000 gallons of fuel in aggregate. Because Able Melbourne's peak season is at the opposite time of the year than the rest of the Company, during this season, Able Melbourne uses one of Able Oil's trucks to meet its demand. Currently, Able Melbourne does not have facilities to store fuel oil beyond what is held on its trucks, and thus, purchases fuel inventory from local refineries. However, since Able Melbourne is located only three miles from port storage, the lack of inventory capacity is not material to the Company's operations or revenue.

RETAIL PROPANE DISTRIBUTION

         The Company is engaged in the retail distribution of liquid propane gas and propane equipment, and provides services related thereto through its subsidiary Able Propane. Able Propane, based in Rockaway, New Jersey, was established 1996 as part of the Company's efforts to increase market penetration through diversification. Able Propane serves approximately 1,100 accounts, the majority of which are located in northern New Jersey.

         Although propane can be used for virtually all household and business utility applications, of Able Propane's customers, approximately 60% use propane for hot water heating and cooking; approximately 10% use propane for pool heating; and approximately 30% use propane for home heating. Although burned as a gas, propane is transported as a liquid and stored in tanks that vaporize the liquid for use. Able Propane provides its customers with such tanks at no charge, and by doing so, remains such customer's exclusive supplier of propane. Able Propane employs a delivery system similar to the Company's retail oil distribution business, whereby customers receive propane deliveries pursuant to an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled by computer, based on each customer's historical consumption patterns and prevailing weather conditions.

         With an increased marketing effort, the Company believes that Able Propane has the opportunity to gain a larger share of the New Jersey energy market by converting electricity and fuel oil users to propane, and by encouraging owners of newly-constructed buildings to select propane as their buildings' energy source. The Company also believes that the use of propane as an alternate fuel for cars, trucks and public transportation to meet clean air requirements, poses a great opportunity for future growth.

         Able Propane's base of operations is located in Rockaway, New Jersey, at the Company's headquarters. Currently, Able Propane has no propane storage facilities, and its only investment in propane inventory is what can be stored on its one propane delivery truck. The delivery truck has the capacity to deliver 3,000 gallons of propane, and can service approximately 35 customers per day. Able Propane purchases wholesale propane on the spot market at local facilities. The Company is considering plans to lease or build a facility that would enable Able Propane to store approximately 30,000 gallons of propane.

FUNDAMENTAL CHARACTERISTICS OF THE COMPANY'S BUSINESS UNAFFECTED
BY GENERAL ECONOMY

         The Company's business is relatively unaffected by business cycles. Because fuel oil, propane and gasoline are such basic necessities, variations in the amount purchased as a result of general economic conditions are limited.

         CUSTOMER STABILITY

         The Company has a relatively stable customer base due to the tendency of homeowners to remain with their traditional distributors. In addition, a majority of the home buyers tend to remain with the previous owner's distributor. As a result, the Company's customer base each year includes most customers retained from the prior year, or home buyers who have purchased from such customers. Like many other companies in the industry, the Company delivers fuel oil and propane to each of its customers an average of approximately six times during the year, depending upon weather conditions and historical consumption patterns. Most of the Company's customers receive their deliveries pursuant to an automatic delivery system, without the customer having to make an affirmative purchase decision each time home heating oil or propane is needed. In addition, the Company provides home heating equipment repair service on a seven- days-a-week basis.

         No  single  customer   accounts  for  10%  or  more  of  the  Company's
consolidated revenues.

         CONVERSION TO NATURAL GAS

         The rate of conversion from the use of home heating oil to natural gas is primarily affected by the relative prices of the two products, and the cost of replacing oil fired heating systems with one that uses natural gas. The Company believes that approximately 1% of its customer base annually converts from home heating oil to natural gas. Even when natural gas had a significant price advantage over home heating oil, such as in 1980 and 1981 when there were government controls on natural gas prices or during the Persian Gulf Crisis in 1990 and 1991, the Company's customers converted to natural gas at only a 2% annual rate. During the latter part of 1991 and through 1995, natural gas conversions have returned to their 1% historical annual rate as the prices for the two products have been at parity.

         In an effort to insulate itself against natural gas conversions and as part of the Company's efforts to expand its product line, the Company, pursuant to a marketing alliance with AllEnergy, now provides natural gas service as an option to its customers (See "Business- Expansion and Acquisitions"). AllEnergy is a subsidiary of New England Electric Systems, Inc. ("NEES"), a utility company listed on the New York Stock Exchange. Recently, the New Jersey Board of Public Utilities deregulated the sale and supply of natural gas to residential and commercial customers. Natural gas customers can now choose from different providers of natural gas. Natural gas providers, such as the Company, will deliver the gas through the existing network of underground gas pipes owned and maintained by the local gas utility.

         OIL PRICE VOLATILITY

         Although prices of energy sources have been volatile, historically, this has not affected the performance of the Company because it has been able to pass substantially all wholesale cost increases along to its customers. While fluctuations in wholesale prices have not significantly affected demand to date, it is possible that significant wholesale price increase could have the effect of encouraging conservation of energy resources. If demand was reduced and the Company was unable to increase its gross profit margin or reduce its operating expenses, the effect of such decrease in demand would be a reduction of net income.

         SEASONALITY

         The Company's business is directly related to the heating needs of its customers. Accordingly, the weather can have a material effect on the Company's sales in any particular year. Generally, however, the temperatures in the past thirty years have been relatively stable, and as a result, have not had a significant impact on the Company's performance, except on a short-term basis. In 1997 "El Nino" caused one of the warmest winters on record which impacted home heating oil sales during the 1997-1998 winter.

         Approximately 70% of the Company's revenues are earned and received from October through March, and the overwhelming majority of such revenues are derived from the sale of home heating oil. During the spring and summer months, revenues from the sale of diesel and gasoline fuels increase due to the increased use of automobiles and construction apparatus.

         Each of the Company's divisions are seasonal. From May through September, Able Oil experiences considerable reduction of retail heating oil sales.

         Able Propane can experience up to 80% decrease in heating related propane sales during the months of April to September, which is offset somewhat by an increase of pool heating and cooking fuel.

         Over 90% of Able Melbourne's revenues are derived from the sale of diesel fuel for construction vehicles, and commercial and recreational sea-going vessels during Florida fishing season, which begins in April and ends in November. Only a small percentage of Able

Melbourne's revenues are derived from the sale of home heating fuel. Most of these sales occur from December through March, Florida's cooler months.

WHOLESALE SUPPLIERS

         Notwithstanding the agreement between the Company and Mieco for the supply of Number 2 Heating Oil, the Company does not have agreements or contracts for the supply of fuel. The Company purchases its fuel on the spot market. The Company satisfies its inventory requirements with nine different suppliers, the majority of which have significant domestic fuel sources, and many of which have been suppliers to the Company for over 5 years. The Company's current suppliers are Ameranda Hess Corporation, Bayway Refining Co., Petron Oil Corporation, Star Enterprises, Louis Dreyfus Energy, Koch Industries, Co., Valero Marketing and Supply Co., and Sun Co., Inc. (R&M). The Company monitors the market each day and determines when to purchase its oil inventory and from whom. As of June 1998, the Company began storing supplies of fuel equal to a month's sales of fuel because of unusually low fuel prices.

         Two of these suppliers provided Able Oil with approximately 60% of its heating oil requirements for the year ended December 31, 1998.

         Coastal Refining & Marketing, Inc., provided Able Melbourne with approximately 99% of its diesel fuel product requirements for the year ended
December 31, 1998. Two major suppliers provided Able Melbourne with approximately 67% and 33%, respectively, of its lubricant and related product requirements for the year ended December 31, 1998. Two major suppliers, Ferrellgas Partners, L.P. and Propane Power, provided Able Propane with approximately 50% each, of its propane requirements for the year ended December 31, 1998.

         Management believes that if the Company's supply of any of the foregoing products was interrupted, the Company would be able to secure adequate supplies from other sources without a material disruption in its operations. However, there can be no assurance that adequate supplies of such products will be readily available in the future.

TRUCK PURCHASES AND MAINTENANCE

         The Company presently orders and purchases its fuel oil trucks from two companies that manufacture trucks suitable for the Company's operations. The Company has the option to purchase or lease standard equipment fuel trucks. The typical configuration of the Company's fuel trucks is a Freightliner with a 3,000 gallon multi-compartment aluminum tank, a vapor recovery system and a device that records fuel flow from the storage compartments. Each truck carries the Company's registered logo emblazoned on its side.

         Service and environmental testing vehicles are standard commercial vans which are obtained from a number of sources. These vehicles also carry the Company logo.

         Generally, the Company relies upon equipment warranties, fixed fee service contracts and on-site repairs for the maintenance of the Company's fleet of vehicles. To date, the Company has not experienced significant downtime on the any of its fuel trucks.

FRANCHISE DEVELOPMENT

         On December 31, 1999, the Company sold its Able Montgomery subsidiary as a franchise operation. Able Montgomery located in Horsham, Pennsylvania, was established in 1996 and is engaged in the retail sale and delivery of home heating oil. Pursuant to a Stock Purchase Agreement, the Company sold all of the outstanding shares of Able Montgomery held by the Company to an unaffiliated third party for a purchase price of $140,000, and the purchaser agreed to enter into a ten-year franchise agreement with the Company. As an incentive for the purchaser to enter into the Stock Purchase Agreement and operate Able Montgomery as a franchise, the Company agreed to waive the $25,000 franchise fee and the $15,000 grand opening fee the Company typically charges new franchisees. At the time of the sale, Able Montgomery represented approximately 1.52% of the total assets of the Company and approximately 1.82% of the total revenues of the Company. The purchaser of Able Montgomery issued to the Company a promissory note for the purchase price of Able Montgomery. Pursuant to the Stock Purchase Agreement, the Company agreed to indemnify the purchaser in certain circumstances, which include, any personal injury or property damage claims, or any environmental violation, caused by the Company prior to the closing of the sale of Able Montgomery. The purchaser agreed to indemnify the Company in certain circumstances, which include, the breach of any representation or warranty made by purchaser in the Stock Purchase Agreement or any of the other agreements executed by the purchaser in connection with the sale of Able Montgomery. Additionally, pursuant to the Stock Purchase Agreement, the purchaser agreed to enter into a Pledge and Security Agreement whereby the purchaser agreed to pledge to the Company all of the assets and outstanding shares of Able Montgomery, and grant to the Company a security interest in all of the assets of Able Montgomery, pending the satisfaction of the promissory note. The promissory note is payable 60 months from the date of the note and accrues interest at a rate of 9.5% per annum, payable to the Company in monthly installments.

SALE OF A&O SUBSIDIARY

         A&O was established in 1995 and was engaged in the business of environmental consulting and engineering. After assessing the potential profitability of A&O versus its potential liabilities, Management determined that it was in the Company's best interest to sell A&O. During the year ended December 31, 1999, A&O experienced a loss from operations of approximately $152,000 on revenues of $734,032. At December 31, 1999, A&O's liabilities were approximately $374,712 as compared to assets of $221,000. From its inception through year ended December 31, 1998, the Company, through Able Oil, advanced to A&O approximately $128,442. Pursuant to a Stock Purchase Agreement, the Company sold all of the outstanding shares of common stock of A&O held by the Company to Owl Environmental, Inc. ("Owl"), one of A&O's subcontractors, for nominal consideration. Owl purchased such shares "as is" without recourse or express or implied warranty from the Company.

Product Lines

         In fiscal year 1998, sales of home heating oil accounted for approximately 70% of the Company's revenues. The remaining 30% of revenues were from sales of gasoline, diesel fuel, kerosene, propane, and environmental services and related sales. The Company also installs heating equipment and repairs such equipment on a 24 hours-a-day, seven days-a-week basis, generally within two hours of request.

Industry Overview

         The Company's business is highly competitive. In addition to competition from alternative energy sources, the Company competes with distributors offering a broad range of services and prices, from full service distributors similar to the Company, to those offering delivery only. Competition with other companies in the propane industry is based primarily on customer service and price. Longstanding customer relationships are typical in the retail home heating oil and propane industry. Many companies in the industry, including the Company, deliver fuel oil or propane to their customers based upon weather conditions and historical consumption patterns without the customers having to make an affirmative purchase decision each time fuel oil or propane is needed. In addition, most companies, including the Company, provide equipment repair service on a 24 hour-a-day basis, which tends to build customer loyalty. As a result, the Company may experience difficulty in acquiring new retail customers due to existing relationships between potential customers and other fuel oil or propane distributors.

Marketing, Sales & Strategic Partnerships

         The Company employs a dynamic marketing strategy that the Company believes has been the key to its success. The Company believes that it obtains new customers and maintains existing customers by offering its full service home energy products at discount prices, providing quick response refueling and repair operations, providing automatic deliveries to customers by monitoring historical use and weather patterns, and by providing customers a variety of payment options. To expand its customer base and aggressively promote its service, the Company engages in direct marketing campaigns, advertises regularly and encourages referrals.

         The Company has successfully expanded its customer base by employing a variety of direct marketing tactics, including telemarketing campaigns, mass and direct mailings, and by distributing hand-bills and promotional items, such as refrigerator magnets, sweatshirts and hats. Additionally, the Company's delivery personnel is an integral part of the Company's direct marketing activities. While in the field, drivers isolate potential new customers by taking note of where the Company is not servicing accounts, and act as salespersons for the Company. The Company offers its drivers an incentive payment of $.0025 per gallon of oil delivered to new customers obtained by the driver, plus $20 for each new automatic delivery customer and $10 for each conversion of an existing customer to automatic delivery.

         The Company uses advertising campaigns to increase brand recognition and expand its customer base, including radio and television advertisements, billboards, and newsprint and telephone directory advertisements. Additionally, the Company utilizes its fleet of fuel delivery trucks and service vans as moving advertisements by emblazoning them with the Company's logo.

         Historically, referrals have been an important part of the Company's efforts to expand its business and the Company offers incentives to customers who refer business. Customers who refer business receive either $30 or 25 gallons of heating oil at no charge for each new customer referred. The Company also encourages civic and religious organizations to refer business to the Company. As an incentive, the Company pays such organizations a donation for each of its members who become customers and a stipend based upon the members' fuel consumption.

Patents and Trademarks

         Able Oil owns the exclusive right and license to use, and to license others to use, the proprietary marks, including the service mark "Able Oil- -Registered Trademark-" (and design) ("Proprietary Marks"). The "Able Oil- -Registered Trademark-" service mark and design was registered under Classes 37 and 39 of the Principal Register of the U.S. Patent & Trademark Office ("USPTO") on April 30, 1996 (registration No. 1,971,758). In addition, Able Oil established certain common law rights to the Proprietary Marks through its continuous, exclusive and extensive public use and advertising. The Proprietary Marks are not registered in any state.

         Presently there is no effective determination by the USPTO, Trademark Trial and Appeal Board, the trademark administrator of any state, or court regarding the Proprietary Marks, nor is there any pending interference, opposition or cancellation proceeding or any pending litigation involving the Proprietary Marks or the trade names, logotypes, or other commercial symbols of Able Oil. There are no agreements currently in effect that significantly limit the rights of Able Oil to use or license the use of the Proprietary Marks.

Environmental Considerations and Regulation

         The Company has implemented environmental programs and policies designed to avoid potential liability under applicable environmental laws. The Company has not incurred any significant environmental compliance cost, and compliance with environmental regulations has not had a material effect on the Company's operating or financial condition. This is primarily due to the Company's general policies of not owning or operating fuel oil terminals and of closely monitoring its compliance with all environmental laws. In the future, the Company does not expect environmental compliance to have a material effect on its operations and financial condition. The Company's policy for determining the timing and amount of any environmental cost is to reflect an expense as and when the cost becomes probable and reasonably capable of estimation.

         On January 31, 1997, Able Oil submitted to the New Jersey Department of Environmental Protection a revised Discharge Prevention Containment and Countermeasure plan ("DPCC") and Discharge, Cleanup and Removal plan ("DCR") for the facility at 344 Route 46

East in Rockaway, New Jersey. The State of New Jersey requires companies which operate fuel storage facilities to prepare such plans, as proof that such companies are capable of, and have planned for, an event that might be deemed by the State to be hazardous to the environment. In addition to these plans, Able Oil has this facility monitored on an ongoing basis to ensure that the facility meets or exceeds all standards required by the State.

         The  Company   experienced   no  spill   events   that  would   warrant
investigation by state or other environmental regulatory agencies. All locations are prepared to deal with such an event should one occur.

GOVERNMENT REGULATIONS

         Numerous federal, state and local laws, including those relating to protection of the environment and worker safety, effect the Company's operations. The transportation of fuel oil, diesel fuel, propane and gasoline is subject to regulation by various federal, state and local agencies including the U.S. Department of Transportation ("DOT"). These regulatory authorities have broad powers, and the Company is subject to regulatory and legislative changes that can effect the economies of the industry by requiring changes in operating practices or influencing demand for, and the cost of providing, its services.

         The regulations provide that, among other things, the Company's drivers must possess a commercial driver's licence with a hazardous materials endorsement. The Company is also subject to the rules and regulations concerning Hazardous Materials Transportation Act. For example, the Company's drivers and their equipment must comply with the DOT's pre-trip inspection rules, documentation regulations concerning hazardous materials (i.e. certificates of shipments which describe the type, and amount of product transported), and limitations on the amount of fuel transported, as well as driver time limitations. Additionally, the Company is subject to DOT inspections that occur at random intervals. Any material violation of DOT rules or the Hazardous Materials Transportation Act may result in citations and/or fines upon the Company. In addition, the Company depends upon the supply of petroleum products from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The Company cannot determine the extent to which future operations and earnings may be affected by new legislation, new regulations and changes in existing regulations.

         The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws may impose penalties or sanctions for damages to natural resources or threats to public health and safety. Such laws and regulations may also expose the Company to liability for the conduct or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several liabilities for remediation of spills and releases of hazardous substances. In addition, companies may be subject to claims alleging personal injury or property damages as a result of alleged exposure to hazardous substances, as well as damage to natural resources.

         Although the Company believes that it is in compliance with existing laws and regulations and carries adequate insurance coverage for environmental and other liabilities, there can be no assurance that substantial costs for compliance will not be incurred in the future or that the insurance coverage in place will be adequate to cover future liabilities. There could be an adverse affect upon the Company's operations if there were any substantial violations of these rules and regulations. Moreover, it is possible that other developments, such as more stringent environmental laws, regulations and enforcement policies thereunder, could result in additional, presently unquantifiable, costs or liabilities to the Company.

Employees

         As of December 31, 1999, the Company employed approximately 78 individuals. From October through March, the Company's peak season, the Company employs approximately 75 persons. From April through September, the Company employs approximately 50 persons. Currently, there are no organized labor unions representing any of the employees of Company or any of its related companies.

ITEM 2.       DESCRIPTION OF PROPERTY

         The Company's corporate headquarters are located in a 4,000 square foot facility in Rockaway, New Jersey. This facility accommodates the Company's corporate, administrative, marketing and sales personnel as well as truck yard space and oil storage space for Able Oil. The lease expires July 31, 1999 and the annual rent is $14,400 plus $.01 per gallon of throughput at the facility up to 10,000,000 gallons. After throughput exceeds 10,000,000 gallons the rent is calculated as $.007 per gallon of throughput. The Company is currently in negotiations with the owner to purchase the property. While the landlord has agreed to indemnify the Company from environmental violations prior to the Company's occupancy, the Company is responsible for maintaining the facilities in compliance with all environmental rules and laws. The Company also owns two buildings, totaling 4,512 square feet, consisting of wood frame facilities located at 38 Diller Avenue, Newton, New Jersey that serves as a supply depot, storage area administrative offices and service facility.

         Able  Melbourne  leases  a 4,000  square  foot  concrete  and  aluminum facility that serves as a storage facility, a service facility and administrative offices, located at 735 Snapper Road, Cape Canaveral, Florida and is governed by an oral, month-to-month lease with annual rent of $2,862. The Company does not store fuel oil at this location with the exception of that which is kept in the delivery trucks. This facility is conveniently located within three miles of its wholesale supplier. The Company is responsible for maintaining the facilities in compliance with all environmental rules and laws.

         Able Propane leases a 619 square foot facility, located at 318 Route 46, Dover, New Jersey, which houses its administrative offices. No propane is stored at this facility. The lease expires September 14, 1999, and the annual rent is $8,851.80 for the period of September 14, 1997 to September 14, 1998, and $9,736.80 for the period of September 15, 1998 to September

14, 1999. In addition, the Company must pay 20.89% of the costs of refuse collection, common area maintenance and insurance. The Company is responsible for maintaining the facilities in compliance with all environmental rules and laws. The Company intends to relocate the propane division to the Company's existing facilities in Rockaway, New Jersey that will house not only administrative offices but also service and supply facilities.

ITEM 3.       LEGAL PROCEEDINGS

         The Company is not currently involved in any legal proceeding that could have a material adverse effect on the results of operations or the financial condition of the Company. From time to time, the Company may become a party to litigation incidental to its business. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

Market For Securities

         The Company's Common Stock commenced trading on the Nasdaq SmallCap Market on June 29, 1999. The following table sets forth the high and low sale price of the Common Stock on a quarterly basis, as reported by Nasdaq:

DATE                                            High Price          Low Price
----
     Quarter ended:                             $7.00               $5.00
     June 30, 1999 (commencing                  $8.00               $7.06
     June 29, 1999)
     September 30, 1999                         $7.75               $6.00
     December 31, 1999                          $7.13               $5.25
----------------------------------------------- ------------------  ----------------

         At March 24, 2000, there were approximately 646 holders of record of the Company's Common Stock. The Company has not paid dividends on its shares of Common Stock outstanding in the past. There are no restrictions that limit the ability of the Company to pay dividends or are likely to do so in the future.

Recent Sale of Unregistered Securities

         None.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward- looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report. The discussion is based upon such financial statements which have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

         Revenue Recognition

         Sales of fuel are recognized at the time of delivery to the customer, and sales of equipment are recognized at the time of installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating equipment service contracts are deferred and amortized into income over the term of the respective service contracts, on a straight line basis, which generally do not exceed one year.

                  Results of Operations

                  Year ended December 31, 1999, compared to the year ended December 31, 1998.

                  The Company reported revenues of $19,670,365 for the year ended December 31, 1999, an increase of 20.55% over the prior year's revenues of $16,317,668. This was in a warmer than normal winter during the months of November and December. This increase can be attributed to an aggressive marketing program, fuel sold at a discount, under a promotion and an increase in the price for sale of products by the Company. There was also an increase in service work during this period. Revenues for the year ended December 31, 1998 include $1,031,028 of sales made by subsidiaries which were sold in December 1998. Had such revenues not been included in total revenue for the year ended December 31, 1998, the increase in revenues from such period to the year ended December 31, 1999 would have been 26.86%. The year ended December 31, 1999 included $308,936 of revenues for the period August 27, 1999 to December 31, 1999 from the acquisition of B & B Fuels on August 27, 1999.

                  Gross profit margin, as a percentage of revenues, for the year ended December 31, 1999, decreased 3.0%, from 20.1% one year ago to 17.1% in the year ended December 31, 1999. This decrease is a result of a rise in the price of fuel with only a partial corresponding sales price increase. The sales price was increased in the fourth quarter of 1999 and the price rise began in the third quarter of 1999. These figures do not take into account the subsidiaries sold in December 1998, whose effect on gross margin was immaterial.

                  Selling, General and Administrative expenses increased by $574,366, or 21.11%, from $2,720,598 for the year ended December 31, 1998 to
$3,294,964 for the year ended December 31, 1999. Had the expenses attributable to the two subsidiaries sold in December 1998 not been included, this increase would have been $920,963 or 33.85%. This year included costs of $132,594 from acquisitions in August and September 1999. This increase was due to an increase in marketing costs, sales promotion, outside service related to acquisitions, computer equipment and software upgrade to account for the year 2000 issue and additional staff to manage this upgrade.

                  Operating loss for the year ended December 31, 1999 was $466,043, an increase of 562.78% over the Company's operating income of $100,705 for the year ended December 31, 1998. This operating loss was attributable to lower gross profit resulting from higher product cost without a timely corresponding raise in price, increased cost due to a public offering which utilized a large amount of Company resources and the time of key personnel, acquisitions, equipment and software upgrade and a large increase in staff resulting from systems conversion which is an on-going project.

         The unusual loss for this year was exacerbated by a number of extraordinary events and one time charges and is not indicative of future results of the Company. For instance, the Company has recently invested heavily in its infrastructure to support anticipated growth that the Company intends to accomplish through an aggressive acquisitions strategy and marketing program. To this end, the Company has put in place a sophisticated computer hardware and software system and has hired additional mid-management personnel to support its growth. The cost of the system is significantly more than estimated and has not functioned as the Company desired. It has also taken significant staff time and resources to implement this system. In addition, on August 27, 1999, the Company purchased B & B Fuels of Warrensburg (Albany), New York and has expended significant cash resources to establish its presence in the greater Albany area and raise the B & B facilities to the Company's standards. All of these factors have contributed to the Company's large loss for this year.

                  Net loss for the year ended December 31, 1999 was $421,722 as compared to net income of $40,693 for the previous year. This net loss was the result of greater marketing costs, sales promotion, higher product cost, higher direct wages and an investment cost on a growing service operation, higher depreciation cost on a larger fleet of trucks and additional propane installations, as well as the extraordinary factors referred to above.

         Depreciation and amortization expense for the year ended December 31, 1999 was $521,436, an increase from $451,441 for the year ended December 31, 1998. The increase was due to the purchase of additional trucks, propane installations and the acquisition of B&B Fuels' trucks and tanks and the facility on Route 46, Rockaway, New Jersey.

         Year Ended December 1998 Compared to Year Ended December 31, 1997.

         Revenues for the year ended December 31, 1998 were $16,317,668, a 0.38% decrease over the prior year's revenues of $16,380,992. The decrease in revenue for the year ended December 1998 was due in part to lower product costs during the second half of fiscal 1998. For example, the cost to the Company for number 2 home heating oil averaged $0.42 per gallon for fiscal 1998 as compared to $0.59 for 1997. In fiscal year 1997, the Company charged customers an average of $.829 per gallon as opposed to $.711 per gallon for number 2 home heating oil, in fiscal year 1998. Therefore, although revenue decreased the Company was able to increase margins on number 2 home heating oil by $.052 per gallon in fiscal year 1998. Additionally, the decrease in revenues was a result of a reduction of gallons sold of home heating oil. This reflects management's decision to stop sales of home heating oil to two wholesale customers because of low profit margins on such sales. Management believes that the elimination of these customers will result in an increase in overall profit margins from sales of home heating oil. The Company did, however, experience a 78% increase in gallon sales of propane, from 215,508 gallons during fiscal 1997 to 383,678 gallons in fiscal 1998 which was the result of an increase in propane customers.

         The Company's gross profit margin for the year ended December 31, 1998 was 20.1% of sales, a decrease from the 20.5% margin for the comparable period ended December 31, 1997. Selling General & Administration expenses ("SG&A") for the Company decreased by 0.92% from $2,745,963 to $2,720,598 for the year ended December 31, 1998 as compared to December 31, 1997. These changes can be attributed, in part, to the reclassification of expenses from SG&A to cost of goods sold to better describe such expenses. For example, during fiscal year 1997, the Company included $108,000 in insurance expense and $80,000 of fuel and excise tax in SG&A; however, in fiscal 1998, these expenses were included in cost of goods sold. The decrease in gross profit can also be attributed to fluctuating costs for product during the second half of 1998 and higher costs attributable to A&O, which was sold in December 1998. The decrease in SG&A can also be attributed to decreased executive officers salaries, as certain officers did not take a bonus in 1998.

         Operating income for the year ended December 31, 1998 was $100,705 a decrease of 53.7% over the Company's operating income for the previous year ended December 31, 1997 of $217,588. This decrease in income from operations is related to the increase in one time expenditures relating to strengthening the Company's infrastructure. For example, in fiscal 1998, the Company established a garage in its Newton Facility which is staffed with one full-time employee. The Company expects that the addition of this garage will help to reduce operating expenses related to its fleet of trucks during fiscal year 1999. Additionally, increased costs related to A&O further decreased operating income.

                  Net income for the year ended December 31, 1998 was $40,693, a 46.50% decrease in the Company's net income of $76,061 for the year ending December 31, 1997. This decrease in net income is primarily attributable to lower gross profit and higher depreciation expenses due to additional tanks and other equipment.

         Depreciation and amortization expense for the year ended December 31, 1998 was $451,441, an increase from $394,806 for the year ending December 31, 1997. Amortization relates to the amortization of customer lists, being amortized over 15 years and a Non-Compete Agreement amortized over 5 years, per the agreement. These relate to the acquisition of Connell's Fuel Co. in October 1996. The amortization of the customer list is a non-cash expense. The amortization expense for the year ended December 31, 1998 was $88,800 as compared to $75,636 for the year ended December 31, 1997 and reflects a full year's amortization of the Non-Compete Agreement and customer list. Depreciation expense for the year ended December 31, 1998 was $376,661 compared to $320,026 for the prior year. This was due to the addition of propane cylinders and tanks, and the purchase of additional trucks and other equipment at a cost of approximately $450,000.

         Interest expense for the year ended December 31, 1998 was $169,040 as compared to $211,133 for the year ended December 31, 1997. This decrease was due to debt restructuring. For example, the Company reduced total debt by $235,550 during fiscal 1998. Also, the Company converted certain short-term notes to long-term notes, resulting in a 1.5% lower interest rate.

         During the year ended December 31, 1998, the Company sold one Freightliner delivery truck for a total selling price of $44,000. The book value of the truck was $20,043, resulting in a gain on sales of equipment of $23,957.

         During the year ended December 31, 1998, the Company sold A&O and Able Montgomery for an aggregate selling price of $140,000. The gain on sale of Able Montgomery of $72,739 has been deferred and will be shown over 60 months as the funds are collected. The gain on A&O is shown as excess of subsidiary losses over investment of $54,404.

Liquidity and Capital Resources

         For the year ended December 31, 1999, compared to year ended December 31, 1998, the Company's cash position increased by $2,800,568 from $125,844 to $2,926,412. For the year ended December 31, 1999, cash of $5,867,100 was generated from the Company's initial public offering. For the year ended December 31, 1998, cash was generated through operations, net income and collections of customer advance payments.

                  As a result of a refinancing in June 1998 with its primary financial institution, the Company has access to $500,000 of credit line funds. The Company's credit line was increased from $350,000 to $500,000 at 1/2% below prime, and its current outstanding credit line and other debt with the bank was rolled into a 3-year term loan in the principal amount of $675,000, bearing interest at a rate of approximately 1% above prime rate. As of December 31, 1999, $201,214 of this line of credit was used by the Company. The agreement with the bank has a current expiration date of June 30, 2000.

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

         Year 2000

         Prior to the new year, the Company took steps to ensure that its systems and equipment would be Year 2000 compliant. In addition, the Company sought assurances of Year 2000 compliance from its key suppliers and other third parties with whom it conducts business. The costs incurred to address Year 2000 issues were immaterial. To date, neither the Company nor its principal suppliers have experienced any interruptions or problems related to Year 2000 issues. Nonetheless, the Company is unable to assure that any failure of its systems or those of any third party with whom it conducts business due to Year 2000 issues will not materially and adversely affect its financial condition, results of operations and cash flows.

ITEM 7.       FINANCIAL STATEMENTS

         All financial information required by this Item is attached hereto beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

         The directors and executive officers of the Company are as follows:

Name                                      Age        Position

Timothy Harrington                         31        Chief Executive Officer, Chairman of the Board
                                                     and Secretary
Christopher P. Westad                      45        President, Chief Financial Officer and Director
James Purcaro                              37        Director
Gregory Sichenzia                          37        Director
Patrick O'Neill                            39        Director

         Set forth below is a brief background of the executive officers and directors of the Company, based on information supplied by them.

     TIMOTHY HARRINGTON, serves as the Company's Chief Executive Officer, Chairman of the Board, and Secretary. In 1989, Mr. Harrington founded Able Oil Company, Inc., and since that time, has served as Able Oil's President, Chief Executive Officer and Chairman of the Board. Mr. Harrington has also served as the Chief Executive Officer and Chairman of the Board of Directors of Able Energy, Able Melbourne and Able Propane since their respective inception.

     CHRISTOPHER P. WESTAD, serves as the President, Chief Financial Officer and a Director of the Company. Since September 1996, Mr. Westad has served as the President of Able Energy and Able Propane. From 1991 through 1996, Mr. Westad was a market Manager for Ferrellgas Partners, L.P., a company engaged in the retail distribution of liquefied petroleum gas.

     From 1977 through 1991, Mr. Westad served in a number of management positions with RJR Nabisco. In 1975, Mr. Westad received a Bachelor of Arts in Business and Public Management from Long Island University--Southampton.

     JAMES PURCARO, has served as a director to the Company since September 1996. Since 1986, Mr. Purcaro has served as the president and chief executive officer of Kingsland Trade Print Group, Inc., a commercial printing company.

     GREGORY SICHENZIA, has served as a director to the Company since August 1999. Mr. Sichenzia is a partner in the law firm of Sichnezia, Ross & Friedman LLP in New York, New York and has been since May 1998. He had been a partner of Singer Zamansky LLP in New York, New York, since November 1996. Prior thereto and since August 1994, he had been an associate attorney at Schneck Waeltman Hasmall & Mischel LLP in New York City.

     PATRICK O'NEILL, has served as a director to the Company since August 1999. Mr. O'Neill has served as the President of Fenix Investment and Development, Inc., a real estate company based in Parsippany, New Jersey for the past five years. Prior to this, Mr. O'Neill served as Vice President of Business Development for AvisAmerica, a Pennsylvania based home manufacturer. Mr. O'Neill holds a B.S. from the United States Military Academy, and has been awarded the Army Achievement Medal for his work with the Army Corp. of Engineers.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has established a Compensation Committee and an Audit Committee consisting of at least two directors who are not salaried officers of the Company.

         The purpose of the Compensation Committee is to review the Company's compensation of its executives, to make determinations relative thereto and to submit recommendations to the Board of Directors with respect thereto. The Compensation Committee also selects the persons to whom options to purchase shares of the Company's Common Stock under the 1999 Stock Option Plan will be granted and to make various other determinations with respect to such Plan.

         The purpose of the Audit Committee is to provide general oversight of audit, legal compliance and potential conflict of interest matters.

COMPENSATION OF DIRECTORS

         The Company has not paid compensation to any director for acting in such capacity. The Company is currently reviewing its policy on compensation of outside directors and may pay outside directors in the future.

         Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. Directors are reimbursed for travel expenses.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 1999, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during fiscal year 1999.

ITEM 10.      EXECUTIVE COMPENSATION

         The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer and President for services rendered in all capacities to the Company for the fiscal period ended December 31, 1999. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

                          ANNUAL COMPENSATION                                            LONG-TERM COMPENSATION
                            AWARDS                    PAYOUTS

     Name and         Year       Salary       Bonus       Other Annual     Restricted   Securities       LTIP      All Other
    Principal                      ($)         ($)        Compensation       Stock      Underlying     Payouts      Compen-
     Position                                                 ($)            Award       Options /       ($)       sation ($)
                                                                                         SARs (#)
Timothy
Harrington,
Chief
Executive
Officer               1999       225,000     30,000        17,000 (1)          -             -            -            -
                      1998       103,000        -              -               -             -            -            -
                      1997       100,000     80,000            -               -             -            -            -

Christopher P.
Westad,
President             1999       100,000     25,000        5,700 (2)           -             -            -            -
                      1998          -           -              -               -             -            -            -
                      1997          -           -              -               -             -            -            -

---------------

     (1) Represents $7,400 in car allowance, and $9,600 in travel expenses pursuant to his employment agreement with the Company.

     (2) Represents $5,700 in car allowance pursuant to his employment agreement with the Company.

         No option grants were made to named executive officers during fiscal year ended December 31, 1999.

         No named executive held unexercised options as at December 31, 1999.

Employment Arrangements

         Timothy Harrington and Christopher P. Westad have three year employment agreements with the Company. Timothy Harrington is retained as Chief Executive Officer of the Company at an annual salary of $225,000. Christopher Westad is retained as President of the Company at an annual salary of $100,000. Each of the Messrs. Harrington and Westad are entitled to bonuses pursuant to their employment agreements if the Company meets certain financial targets based on sales, profitability and good management goals as predetermined by the Board of Directors or compensation committee and other subjective criteria as determined by the Board of Directors or compensation committee. Such bonuses, plus all other bonuses payable to the executive management of the Company, shall not exceed in the aggregate, a "bonus pool" which shall equal up to 5% of the Company's earnings before taxes, depreciation and amortization ("EBITDA") for 1999, provided the Company achieves at least $800,000 in EBITDA, 10% of EBITDA for 2,000 and 2001, provided the Company achieves at least $3,000,000 and $5,000,000, respectively, of EBITDA in each of such years. The employment agreements also provide for reimbursement of reasonable business expenses. Timothy Harrington also receive additional compensation including Company automobile, insurance and retirement savings matched contributions by the Company and such other perquisites as are customary. The employment agreements for each of Messrs. Harrington and Wested contain a covenant not to compete whereby Messrs. Harrington and Wested agree, for the term of the employment agreements and until one year following the termination of the agreements, not to (i) persuade any customer of the Company to cease or reduce the amount of business it does with the Company; (ii) solicit the Company's customers for their own benefit; or (iii) persuade any of the Company's employees to leave the employ of the Company.

         In the event that there is a change in control of the Company, through an acquisition where any person acquires more than 50% of the shares of the Company, a consolidation or merger with another corporation resulting in at least 50% of the voting shares of the surviving corporation being controlled by a new acquirer or the sale directly or otherwise of all of the assets of the Company to a third party in a non-distress situation, then the Company shall pay to Timothy Harrington a lump sum payment equal to one year's salary.

EMPLOYEE BONUS POOL

         The Company has adopted an Employee Bonus Pool, pursuant to which Management may, at its own discretion, award employees for exemplary performance. The Company has allocated $25,000, $40,000 and $50,000 for the years 1999, 2000 and 2001, respectively, for such purposes. Management may not, however, award employees bonuses from the Employee Bonus Pool (i) if such bonuses would result in negative earning before taxes for the year in which such bonuses are to be granted, or (ii) if the Company does not have net profits in such year.

Employee Stock Option Plan

         The Company has adopted a Stock Option Plan (the "1999 Plan"), pursuant to which 300,000 shares of Common Stock are reserved for issuance.

         The 1999 Plan is administered by the board of directors, or by a committee with at least two directors as delegated by the board of directors who determine among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock issuable upon the exercise of the options and the option exercise price.

         The 1999 Plan's duration is for a period of ten years. Options under the 1999 Plan must be issued within ten years from the effective date of the 1999 Plan. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company. Options granted under the 1999 Plan may be exercisable for up to ten years, may require vesting, and shall be at an exercise price all as determined by the board. Options will be non-transferable except to an option holder's personal holding company or registered retirement savings plan and except by the laws of descent and distribution or a change in control of the Company, as defined in the 1999 Plan, and are exercisable only by the participant during his or her lifetime. Change in control includes (i) the sale of substantially all of the assets of the Company and merger or consolidation with another, or (ii) a majority of the board changes other than by election by the shareholders pursuant to board solicitation or by vacancies filled by the board caused by death or resignation of such person.

         If a participant ceases affiliation with the Company by reason of death, permanent disability or the retirement of an Optionee either pursuant to a pension or retirement plan adopted by the Company or on the normal retirement date prescribed from time to time by the Company, the option remains exercisable for three months from such occurrence but not beyond the option's expiration date. Other termination gives the participant three months to exercise, except for termination for cause which results in immediate termination of the option.

         Options granted under the 1999 Plan, at the discretion of the compensation committee or the board, may be exercised either with cash, by certified check or bank cashier's check, Common Stock having a fair market equal to the cash exercise price, the participant's promissory note, or with an assignment to the Company of sufficient proceeds from the sale of the Common Stock acquired upon exercise of the Options with an authorization to the broker or selling agent to pay that amount to the Company, or any combination of the above.

         The exercise price of an option may not be less than the fair market value per share of Common Stock on the date that the option is granted in order to receive certain tax benefits under the Income Tax Act of United States (the "ITA"). The exercise price of all future options will be at least 100% of the fair market value of the Common Stock on the date of grant of the options. A benefit equal to the amount by which the fair market value of the shares at the time the employee acquires them exceeds the total of the amount paid for the shares or the amount paid for the right to acquire the shares shall be deemed to be received by the employee in the year the shares are acquired pursuant to paragraph 7(1) of the ITA. Where the exercise price of the option is equal to the fair market value of the shares at the time the option is granted, paragraph 110(1)(d) of the ITA allows a deduction from income equal to one quarter of the benefit as calculated above. If the exercise price of the option is less than the fair market value at the time it is granted, no deduction under paragraph 110(1)(d) is permitted. Options granted to any non- employees, whether directors or consultants or otherwise will confer a tax benefit in contemplation of the person becoming a shareholder pursuant to subsection 15(1) of the ITA.

         Any  unexercised   options  that  expire  or  that  terminate  upon  an
employee's ceasing to be employed by the Company become available again for issuance under the 1999 Plan.

         The 1999 Plan may be terminated or amended at any time by the board of directors, except that the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the 1999 Plan may not be increased without the consent of the shareholders of the Company.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 1999, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) all directors and officers of the Company as a group:

                                          Number of                 Approximate
                                           Shares                  Percentage of
Name*                                   Beneficially                  Common
                                            Owned                     Stock**

Timothy Harrington                                1,000,000             50%
All Officers and                                  1,000,000             50%
Directors as a Group (1
persons)
--------------------------------  -------------------------  -------------------------

     * Except as noted above, the address for the above identified officers and directors of the Company is c/o Able Energy, Inc., 344 Route 46, Rockaway, New Jersey 7866.

     ** Percentages are based upon the assumption that the shareholder has exercised all of the currently exercisable options he or she owns which are currently exercisable or exercisable within 60 days and that no other shareholder has exercised any options he or she owns.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13.       EXHIBITS, LIST AND REPORTS ON FORM 8-K

         The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

Exhibits

         The following Exhibits are filed as part of this Report:

       Exhibit

       Number              Description

         3.1               Articles of Incorporation of Registrant*
         3.2               By-Laws of Registrant*
         4.1               Specimen Common Stock Certificate*
         5.1               Opinion of Sichenzia, Ross & Friedman LLP***
         10.1              Form of Consulting  Agreement  with the Walsh Manning  Securities, LLC***
         10.2              1999 Stock Option Plan*** 10.3 Lease of Company's  Facility at 344  Route  46,  Rockaway,  New  Jersey*
         10.4              Form of employment agreement between the Company and Timothy Harrington, to be executed on or before the
                           Effective Date***
         10.5              Form of employment agreement between the Company and Christopher P. Wested, to be executed on or before the Effective Date***
         10.6              $600,000 Revolving Credit Facility and $350,000 Line of Credit with PNC Bank, National Association dated
                           October 23, 1996, and amendment thereto, dated June 12, 1998, extending the Line of Credit to $500,000*
         10.7              $675,000 Term Loan Agreement dated June 11, 1998 by and between the Company and PNC Bank, National
                           Association and exhibits thereto, including Pledge Agreement by and between Timothy Harrington and PNC
                           Bank, Guaranty and Suretyship Agreement by and between the Company and PNC Bank, and Pledge Agreement by and between the Company and PNC Bank*
         10.8              Marketing Alliance Agreement, dated March 1, 1998, between the Company and AllEnergy Marketing Company,
                           L.L.C., wherby the Company obtained the exclusive right to market natural gas supplied by AllEnergy in specified areas**
         10.9              In tank agreement between the Company and Mieco, Inc., dated May 11, 1998, for the storage of the Mieco's petroleum products in the Company's tank facilities**

         10.10             Form of Company's Pre-Purchase Enrollment Form*
         10.11             Oil Supply Agreement between the Company and Mieco, Inc., dated May 19, 1998**
         10.12             Letter agreement, dated July 3, 1998, between the Company and Mieco, Inc. modifying the Oil Supply
                           Agreement, dated May 19, 1998, whereby the Company agreed to increase the amount of oil purchased from
                           Mieco**
         10.13             Oil Supply Agreement between the Company and Amarada Hess Corporation, dated July 30, 1998**
         10.14             Oil Supply Agreement between the Company and Bayway (TOSCO)Refining Company, dated March 27, 1998**
         10.15             Oil Supply Agreement between the Company and Koch Refining Company, L.P., dated March 17, 1998**
         10.16             Fuel Purchase Agreement (Natural Gas) between the Company and Ferrellgas, dated September 3, 1996**
         10.17             Fuel Purchase Agreement (Propane) between the Company and Keystone Propane Service, Inc., dated July 28,
                           1998**
         10.18             Lease between the Company and Summit Leasing Corporation ("Summit"), dated December 3, 1997**
         10.19             Franchise Agreement, dated December 31, 1998, between the Company and Andrew Schmidt regarding sale of
                           Able Oil Company Montgomery, Inc. as a franchise***
         10.20             Stock Purchase Agreement, dated December 31, 1998, between the Company and Andrew Schmidt regarding the sale of stock of Able Oil Company Montgomery, Inc. by the Company to Mr. Schmidt***
         10.21             Pledge and Security Agreement, dated December 31, 1998, between the Company and Andrew Schmidt regarding the pledge of stock of Able Oil Company Montgomery, Inc.***
         10.22             $140,000 principal amount, 9.5% Promissory Note, dated December 31, 1998, between the Company and Andrew
                           Schmidt regarding the sale of stock of Able Oil Company Montgomery, Inc. by the Company to Mr. Schmidt
         10.23             Stock Sale Agreement, dated December 31, 1998, between the Company and Owl Environmental, Inc. regarding the sale of stock of A&O Environmental Services, Inc. by the Company to Owl Environmental, Inc.*
         21.1              List of Subsidiaries of Registrant*
         27.1              Financial Data Schedule

--------------
(*) Reference is made to the Company's Registration Statement, filing Number 333-51909, filed with the SEC on July 15, 1998.

(**) Reference is made to the Company's Registration Statement, filing Number 333-51909, filed with the SEC on November 6, 1998.

(***) Reference is made to the Company's Registration Statement, filing Number 333-51909, filed with the SEC on April 15, 1999.

(****) Reference is made to the Company's Registration Statement, filing Number 333-51909, filed with the SEC on May 17, 1999.

                                ABLE ENERGY, INC.

                           DECEMBER 31, 1999 AND 1998

                                 C O N T E N T S

                                                                                                      PAGE

CONSOLIDATED FINANCIAL STATEMENTS:

         ACCOUNTANTS' REPORT                                                                           F-2

         CONSOLIDATED BALANCE SHEET                                                               F-3 - F-4

         CONSOLIDATED STATEMENT OF OPERATIONS                                                          F-5

         CONSOLIDATED STATEMENT OF CHANGES
            IN STOCKHOLDERS' EQUITY                                                                    F-6

         CONSOLIDATED STATEMENT OF CASH FLOWS                                                     F-7 - F-8

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                               F-9 - F-27



To The Shareholder
Able Energy, Inc.
Rockaway, New Jersey  07866

                          Independent Auditor's Report

We have audited the accompanying consolidated balance sheet of Able Energy, Inc. and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, changes in Stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Able Energy, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

Rockaway, New Jersey
March 16, 2000

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999

                                     ASSETS

                                                                                                               1999

Current Assets:

    Cash                                                                                                            $ 2,926,412
    Accounts Receivable (Less Allowance for Doubtful
       Accounts of 1999 ($157,974)                                                                                    1,996,500
    Inventory                                                                                                           229,979
    Notes Receivable - Current Portion                                                                                   61,748
    Miscellaneous Receivable                                                                                             22,640
    Prepaid Expense                                                                                                      48,826
    Prepaid Expense - Income Taxes                                                                                      119,951
    Deferred Income Tax                                                                                                  48,270
    Due From Officer                                                                                                     44,690
                                                                                                                  -------------
        Total Current Assets                                                                                          5,499,016
                                                                                                                    -----------

Property and Equipment:

    Land                                                                                                                451,925
    Building                                                                                                          1,008,250
    Trucks                                                                                                            2,236,508
    Fuel Tanks                                                                                                          836,790
    Machinery and Equipment                                                                                             346,198
    Leasehold Improvements                                                                                              187,364
    Cylinders                                                                                                           319,490
    Office Furniture and Equipment                                                                                       14,841
                                                                                                                  -------------
                                                                                                                      5,401,366

    Less: Accumulated depreciation                                                                                    1,266,201
                                                                                                                    -----------
        Net Property and Equipment                                                                                    4,135,165
                                                                                                                    -----------

Other Assets:

    Deposits                                                                                                             94,625
    Notes Receivable - Less Current Portion                                                                             126,863
    Customer List, Less Amortization of 1999 ($125,045)
    Covenant Not to Compete, Less Amortization of 1999                                                                  485,805
     ($125,123)

         Total Other Assets                                                                                             158,444
                                                                                                                   ------------
                                                                                                                        865,737

        Total Assets

                                                                                                                    $10,499,918
                                                                                                                   ============

                   See Accompanying Notes and Auditor's Report

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                                                                           1999

Current Liabilities:

    Accounts Payable                                                                                                $ 1,638,699
    Note Payable - Bank                                                                                                 201,214
    Current Portion of Long-Term Debt                                                                                   789,978
    Covenant Not To Compete                                                                                                   -
    Accrued Expenses                                                                                                    260,818
    Taxes Payable                                                                                                             -
    Customer Advance Payments                                                                                           156,738
    Income Taxes Payable - Prior                                                                                              -
    Current Portion of Deferred Income                                                                                   14,548
    Escrow Deposits                                                                                                      15,000
                                                                                                                   ------------
        Total Current Liabilities                                                                                     3,076,995

Deferred Income: Less current portion                                                                                    53,342
Deferred Income Taxes                                                                                                    56,201
Covenant Not To Compete: less current portion                                                                                 -
Long Term Debt: less current portion                                                                                  1,529,444
                                                                                                                    -----------
        Total Liabilities                                                                                             4,715,982
                                                                                                                    -----------

Stockholders' Equity:

    Common Stock

    Authorized 10,000,000 Par Value $.001 per share Issued and Outstanding 2,000,000 Shares

    Paid in Surplus                                                                                                       2,000
    Retained Earnings                                                                                                 5,662,775
        Total Stockholders' Equity                                                                                      119,161
                                                                                                                    -----------
                                                                                                                      5,783,936

        Total Liabilities and Stockholders' Equity

                                                                                                                    $10,499,918
                                                                                                                    ===========

                   See Accompanying Notes and Auditor's Report
                                       F-4

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                         1999               1998
                                                                                         ----               ----
Net Sales                                                                                $19,670,365         $16,317,668

Cost of Sales                                                                             16,320,008          13,044,924
                                                                                         -----------         -----------

     Gross Profit                                                                          3,350,357           3,272,744
                                                                                         -----------         -----------

Expenses

     Selling, General and Administrative Expenses                                          3,294,964           2,720,598
     Depreciation and Amortization Expense                                                   521,436             451,441
                                                                                       -------------          ----------
        Total Expenses                                                                     3,816,400           3,172,039
                                                                                       -------------          ----------

     Income From Operations                                                                (466,043)             100,705
                                                                                       ------------           ----------

Other Income (Expenses):

     Interest and Other Income                                                              139,804             115,668
     Interest Expense                                                                      (187,370)           (169,040)
                                                                                       ------------         -----------
        Total Other Income (Expense)                                                        (47,566)            (53,372)
                                                                                       ------------        ------------

     Income (Loss) Extraordinary Item and

       Before Provision for Income Taxes                                                   (513,609)             47,333

Provision (Reduction) for Income Taxes                                                      (36,868)              6,640
                                                                                       ------------        -------------

     Net Income (Loss) - Continuing Operations                                             (476,741)             40,693

Extraordinary Item Net of Income Taxes                                                       55,019               -
                                                                                       ------------         ------------

      Net Income (Loss)                                                                 $  (421,722)        $     40,693
                                                                                        ===========         ============

Net Income (Loss) Per Share - Continuing

   Operations                                                                           $     (.31)         $       .04
                                                                                        ===========         ============

Extraordinary Gain - Per Share                                                          $      .04          $         -
                                                                                        ============        ============

      Net Income (Loss) Per Share                                                       $     (.27)         $       .04
                                                                                        ============        ============

Weighted Average number of Common Shares

 Outstanding                                                                            $ 1,526,027         $ 1,000,000
                                                                                        ===========         ===========



                   See Accompanying Notes and Auditor's Report

                       ABLE ENERGY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                             Common Stock
                                           .001 Par Value

                                                                  Additional                     Total
                                                                    Paid-in       Retained    Stockholders'
                                        Shares        Amount        Surplus       Earnings       Equity

Balance - January 1, 1998 ......         1,000    $         1    $     3,999    $   500,190   $   504,190

Net Income .....................        40,693         40,693
                                   -----------    -----------    -----------    -----------   -----------

Balance - December 31, 1998 ....         1,000    $         1    $     3,999    $   540,883   $   544,883

Common Stock Split - 1,000 for 1       999,000            999           (999)          --            --

Sale of Common Stock ...........     1,000,000          1,000      5,659,775           --       5,660,775

Net (Loss) .....................      (421,722)      (421,722)
                                   -----------    -----------    -----------    -----------   -----------

Balance - September 30, 1999 ...     2,000,000    $     2,000    $ 5,662,775    $   119,161   $ 5,783,936
                                   ===========    ===========    ===========    ===========   ===========
















                   See Accompanying Notes and Auditor's Report
                                       F-6

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      YEAR ENDED DECEMBER 31, 1999 AND 1998

Cash Flows From Operating Activities                                                            1999                   1998
------------------------------------                                                            ----                   ----
   Net Income (Loss)                                                                     $ (421,722)             $   40,693
   Adjustments to Reconcile Net Income to Cash
   used by Operating Activities:
      Depreciation and Amortization                                                          521,436                451,441
      Gain on Sale of Equipment                                                                    -               (23,957)
      Excess of Subsidiary Losses over Investment                                                  -               (54,404)
     (Increase) Decrease in:
        Accounts Receivables                                                             (1,338,631)               (10,408)
        Inventory                                                                          (100,496)                 55,172
        Prepaid Expenses                                                                    (44,875)              (140,888)
        Deposits                                                                                (88)               (12,575)
      Increase (Decrease) in:
        Accounts Payable                                                                     949,453                193,076
        Accrued Expenses                                                                     198,574               (22,709)
        Payroll Taxes Payable                                                                      -                  1,450
        Customer Advance Payments                                                          (199,245)                 52,789
        Income Taxes Payable                                                                (49,260)               (53,188)
        Deferred Income Taxes                                                                  5,600                 31,776
        Deferred Income                                                                      (4,849)                  -
                                                                                        -----------              ----------
         Net Cash Provided By Operating Activities                                         (484,103)                508,268
                                                                                         ----------              ----------




                   See Accompanying Notes and Auditor's Report
                                       F-7

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      YEAR ENDED DECEMBER 31, 1999 AND 1998

                                                                                                   1999                  1998
                                                                                                   ----                  ----
Cash Flows From Investing Activities

   Increase in Stockholders' Equity - Sale of        Subsidiary
   Increase in Deposits                                                                      $        -             $ 105,930
   Sale of Equipment                                                                           (80,254)                     -
   Sales of Subsidiary                                                                                -                44,000
   Purchase of Property and Equipment                                                                 -               140,000
   Sale (Purchase) of Intangibles - Subsidiary                                              (2,751,996)             (455,220)
   Note Receivable - Sale of Equipment                                                        (139,850)                27,515
   Reduction in Property and Equipment - Net Sale                                                 5,567              (43,536)
      of Subsidiary

   (Increase) Decrease in Shareholder's Loan                                                          -                 8,768
   Other Receivables                                                                           (10,517)                 8,354
   Note Receivable - Sale of Subsidiary                                                         (9,566)                 1,415
   Note Receivable - Montgomery Truck                                                             7,415             (140,000)
         Net Cash Used By Investing Activities                                                 (18,057)                 -
                                                                                           -----------             ----------
                                                                                            (2,997,258)             (302,774)
                                                                                            ----------             ----------
Cash Flows From Financing Activities

   Increase in Notes Payable

   Decrease in Notes Payable                                                                  1,667,525            1,285,528
   Funds from Sale of Common Stock                                                          (1,046,371)           (1,521,082)
         Net Cash Provided (Used) By Financing                                                5,660,775               -
                                                                                             ----------           ----------
          Activities

                                                                                              6,281,929            (235,554)
                                                                                             ----------         ------------
Net Increase (Decrease) In Cash

                                                                                              2,800,568             (30,060)
Cash - Beginning of Year

Cash - End of Year                                                                              125,844             155,904
                                                                                            -----------           -----------
                                                                                             $2,926,412         $   125,844
                                                                                             ==========           ===========
The Company had interest cash expenditures of:

The Company had tax cash expenditures of:                                                   $   187,370         $   169,728
                                                                                                 48,962             108,188

                   See Accompanying Notes and Auditor's Report

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

Note 1         Basis of Presentation

                         Able  Energy,  Inc.  was  incorporated  in the state of
                    Delaware on March 13, 1997. Mr. Timothy Harrington exchanged his stock in the following companies: Able Oil Company (a New Jersey corporation), Able Oil Company Montgomery, Inc. (a Pennsylvania corporation), A & O Environmental Services, Inc. (a New Jersey corporation), Able Oil Melbourne, Inc. (a Florida corporation) and his 99% interest in Able Propane, LLC for 1,000 shares of Able Energy, Inc. and became its sole shareholder. In December 1998, the Company sold A & O Environmental Services, Inc. and Able Oil Company Montgomery, Inc.(See Note 16).

                         On August 27, 1999, the Company, through a newly formed
                    wholly owned subsidiary, Able Energy New York, Inc., purchased the assets of B & B Fuels of Warrensburg, New York. This acquisition was treated as a purchase. The operations of this company are included from August 27, 1999 to December 31, 1999.

                         On August 31, 1999, the Company, through a newly formed
                    wholly  owned   subsidiary,   Able  Energy  Terminal,   LLC,
                    purchased the facility on Route 46, Rockaway, NJ. The facility has two tenants (see Note 4). The operations of this company are included from September 1, 1999 to December 31, 1999.

Note 2         Summary of Significant Accounting Policies

                  Nature of Operations

                         Able Oil Company,  Able  Melbourne  and Able Energy New
                    York, Inc. are full service oil companies that market and distribute home heating oil, diesel fuel and kerosene to residential and commercial customers operating in the northern New Jersey, Melbourne, Florida, and Warrensburg, New York respectively. Able Propane, which was incorporated in July 1996, installs propane tanks which it owns and sells propane for heating and cooking, along with other residential and commercial uses.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

Note 2         Summary of Significant Accounting Policies (cont'd)

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

Note 2         Summary of Significant Accounting Policies (cont'd)

                  Intangible Assets

                  Intangibles  are  stated  at cost and  amortized  as  follows:
                  Customer Lists of $571,000 and Covenant Not To Compete of $183,567 related to the Connell's Fuel Oil Company acquisition on October 28, 1996, by Able Oil Company are being amortized over a straight-line period of 15 and 5 years, respectively. The current period amortization also includes a customer list of $39,850 and Covenant Not To Compete of $100,000 relating to the acquisition from B & B Fuels on August 27, 1999, is being amortized over a straight-line period of 10 and 5 years, respectively. The amortization for the years ended December 31, 1999 and 1998 are $82,775 and $88,800, respectively.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

Note 2         Summary of Significant Accounting Policies (cont'd)

                  Concentrations of Credit Risk

                  The Company performs on-going credit evaluations of its customers' financial conditions and requires no collateral from its customers.

                  Financial instruments which potentially subject the Company to concentrations of credit risk consists of checking and savings accounts with several financial institutions in excess of
                  insured   limits.   The  excess   above   insured   limits  is
                  approximately $2,470,000. The Company does not anticipate non-performance by the financial institutions.

                  Cash

                  For the purpose of the statement of cash flows, cash is defined as balances held in corporate checking accounts and money market accounts.

Note 3           Public Offering

                  On June 25, 1999, the Company consummated its initial public offering. The Company sold 1 million shares of its common stock to the public at $7 per share.

                           Total                                                                    $7,000,000

                  Less: Underwriting Commission                                 $ 700,000
                  Underwriter's Non-Accountable
                          Expense Allocation                                      210,000
                  Other Expenses of Offering                                      108,000            1,018,000
                                                                                ---------           ----------
                  Net to Company after underwriting Costs                                            5,982,000

                  Other Offering Costs:
                  Legal Fees                                                      154,000
                  Accounting Fees                                                  50,000
                  Printing Costs                                                  100,000
                  Stock Exchange and Other Registration Costs                      17,225             321,225
                                                                                ----------         -----------

                  Net Funds Realized                                                               $5,660,775
                                                                                                   ==========


                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

Note 4          Acquisitions

                  On August 27 and 31, 1999, the Company through newly formed wholly owned subsidiaries (see Note l) acquired the following:

                  1) The assets of B & B Fuels, a retail distributor of home heating oil in Warrensburg, New York. The assets purchased include an oil terminal, three oil delivery trucks, and a customer list of approximately 1,200 customers. The purchase price was $295,000. The Company also acquired 9.2 acres of land in Warren County, New York. The property is located 1/4 miles from the B & B Facility. The cost was $125,000, paid in cash.

                  2) Property on Route 46, Rockaway, New Jersey. The facility is a large fuel terminal and also houses the Company's executive offices and other operating facilities for Able Subsidiaries. There is also a building rented to an outside party with an annual rental of approximately $40,000. The purchase price was $1,150,000.

Note 5          Notes Receivable

                  The Company has received payment from Able Oil Montgomery, Inc. for the year ended December 31, 1999 on its notes receivable of $140,000. The payments totaled $11,761, including interest of $2,482. Interest of $8,397 has been recorded as an accrued receivable. The Statement of Income recognized income on this installment sale of $4,849 for the year ended December 31, 1999.

Note 6          Inventories

                            Items                                                               1999
                            -----                                                               ----
                            Heating Oil                                                       $ 81,737
                            Diesel Fuel                                                         28,969
                            Kerosene                                                             4,709
                            Propane                                                              5,541
                            Parts and Supplies                                                  92,714
                                                                                             ---------
                                 Total                                                        $213,670
                                                                                              ========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

Note 7         Notes Payable Bank

                  Notes payable to PNC Bank include a line of credit of $500,000 with interest at the rate of Prime minus 1/2%. The outstanding balance on the Line of Credit is $201,213 at December 31, 1999. The agreement with Able Oil Company, dated October 20, 1997, and amended August 11, 1999, has a current expiration date of June 30, 2000. There is also a term loan with PNC Bank. The term loan was refinanced for a total of $675,000 on June 12, 1998. The balance as of December 31, 1999 is $337,500. The bank has released as collateral the stock of the Company owned by the prior sole shareholder and has released the subsidiaries and Timothy Harrington as guarantors. The Company has replaced this by granting the PNC Bank a first priority lien on collateral consisting of Provident Institution Money Market Fund containing no less than
                  $972,000.   The  Company  under  a  guaranty  and   suretyship
                  agreement will unconditionally guarantee payment of the indebtedness to the bank. All other collateral and covenants per the agreement have been deleted.

Note 8          Long-Term Debt

                  Mortgage note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total note is $145,000. The note is payable in the monthly amount of principal and interest of $1,721.18 with and interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009 which is the final payment. The note is secured by a mortgage made by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horican Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at December 31, 1999 was $141,710.

                  Mortgage note payable dated, August 31, 1999, related to the purchase of the facility and equipment in Rockaway, New Jersey by Able Energy Terminal, LLC ("Terminal"). The note is in the amount of $650,000.

                  Pursuant to Section 4.4 of the Agreement of Sale, the Principal Sum shall be reduced by an amount equal to one-half of all sums expended by Borrower on the investigation and remediation of the property provided, however, that the amount of said reduction shall not exceed $250,000 (the "Remediation Amount").

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

Note 8         Long-Term Debt (cont'd)

                  The "Principal Sum: Less the "Remediation Amount" shall be an amount equal to $400,000 (the "Reduced Principal Sum"). The Reduced Principal Sum shall bear interest from the date hereof at the rate of 8.25% per annum. Any portion of the Remediation Amount not utilized in the investigation and remediation of the property shall not begin to accrue interest until such time that (i) a "No Further Action Letter" is obtained from the Department of Environmental Protection and (ii) an outstanding lawsuit concerning the property is resolved through settlement or litigation (subject to no further appeals). All payments on this Note shall be applied first to the payment of interest, with any balance to the payment to reduction of the reduced Principal Sum.

                  The Reduced Principal Sum and interest shall be due and payable monthly commencing on September 30, 1999, and continuing on the last day of each month thereafter up to and including July 31, 2004.

                  The Note is collateralized by the property and equipment purchased and assignment of the leases. The balance due on this Note at December 31, 1999 was $628,142.

                  Notes Payable to Orix Credit Alliance, Inc. at a range of interest rates from 9.00% to 11.25% with an average monthly payment of $9,695 (1999). The earliest of theses Notes; originated on October 1, 1993 and the last Note matures on August 24, 2001. The Notes are collateralized by various fuel oil trucks.

                                                                                   1999

                           Notes Balance                                        $162,861

                  Two Notes Payable to Chrysler Financial at a range of interest from of 8.9% to 9.15% with total monthly payments of $830.57. The earliest of these Notes originated on March 25, 1999 and the last Note matures in March 2004. These Notes are collateralized by a 1999 and a 1998 Dodge truck.

                           Notes Balance                                        $  34,788

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

Note 8          Long Term Debt (Cont'd)

                  Note Payable to World Omni at an interest rate of 8.869% with a monthly payment of $234.99. The Note originated November 21, 1997 and matures December 21, 2000 with a final payment of $13,780. The Note is collateralized by a Ford F-150 Pick-up Truck.

                                                                        1999

                           Note Balance                               $ 15,182

                  Note Payable to Orix Leasing Corp. At an interest rate of 9.111% with a monthly payment of $4,846. The Note originated on March 19, 1997 and matures on March 19, 2001. The Note is collateralized by 254 propane cylinders and 2 propane delivery trucks.

                           Note Balance                               $ 54,565

                  Note Payable to Summit Leasing Corp. At an interest rate of 8.50% with a monthly payment of $1,124.52. The Note originated on November 10, 1997 and matures on November 10, 2001. The Notes are collateralized by a 1998 Freightliner fuel oil truck.

                           Note Balance                               $ 23,789

                  Note Payable to PNC Bank with a monthly payment of $1,250 plus interest at 1%, plus Prime. The Note originated on November 6, 1997 and matures October 30, 2000. Proceeds of the Note were used to buy two oil trucks, a customer list and to fund a non-compete payout to the seller of these assets.

                           Note Balance                               $ 12,500

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

Note 8          Long Term Debt (Cont'd)

                  The Company and Able Propane, LLC have a lease/purchase agreement with First Sierra Financial, Inc. The agreement calls for 48 payments of $1,457.50, including principal, interest and sales tax and a final purchase option payment of $5,576.02 plus sales tax. The interest rate is approximately 8 1/2%. The agreement is collateralized by the equipment purchase.

                                                                         1999

                                    Balance Due                       $ 44,134

                  Able Oil Company and Able Propane, LLC have a lease/purchase agreement with Summit Leasing Corporation, Lease #002, collateralized by a 1998 Peterbilt Model 375 truck and a Trinity trailer. The lease and payments began August 20, 1998 at $1,605.50 per month for 48 payments thereafter until all payments are made through and including July 20, 2002.

                                    Balance Due                       $ 47,028

                  Able  Oil  Company  and  Able  Propane  have a  lease/purchase agreement with Summit Leasing Corporation, Lease #003, collateralized by a Freightliner truck. The lease commenced November 10, 1998 and has 48 monthly payments of $1,286.12 until November 2002 with a final purchase option payment of $12,682.

                                    Balance Due                       $ 51,024

                  Notes Payable to Greentree Consumer Discount Company at an interest rate of 8.95% with an average monthly payment of $1,322.37. The Notes originated on October 1, 1996 and December 10, 1996 and matures on October 1, and December 10, 2000. The Notes are collateralized by two 1997 Freightliner Oil Trucks.

                           Note Balance                               $ 31,287

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

Note 8          Long Term Debt (Cont'd)

                  Term Loan payable to PNC Bank. The current payments are $18,750 per month with interest at a rate of prime plus 1%. The note matures in 36 months, June 2001.

                           Note Balance                               $337,500

                  Notes payable to AEL Leasing Co., Inc. under a master lease agreement dated March 3, 1997. During 1997 Able Propane, LLC was advanced $133,456, with no principal payments. AEL had extended Able Propane a line of credit of $150,000 in 1997. In June 1998 the loan was finalized at $178,920 with 36 monthly payments of $4,970, including principal and interest, with an interest rate of 8.25%. The note is collateralized by the tanks and equipment purchased. The note matures in June 2001.

                           Note Balance                               $ 72,986

                  Able Oil Company and able Propane, LLC have a lease/purchase agreement with Summit Leasing Corporation, Lease #004, collateralized by a Ford F-450 truck and a 1997 Chevy 3/4 ton van. The lease and payments began January 1, 1999 at $1,591.87 per month for 48 payments thereafter until all payments are made through and including December 2002. Interest at 6.92%

                           Note Balance                              $ 63,153

                  Note Payable Commonwealth Finance Inc. at an interest rate of
                  7.90%, 36 payments of $447.33   The first payment began
                  February 1999 and matures January 2002. The Note is collateralized by propane tanks.

                           Note Balance                              $ 10,279

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                              DECEMBER 31, 1999 AND

Note 8          Long Term Debt (Cont'd)

                  Able Oil Company has a lease/purchase agreement with Summit Leasing Corporation, Lease #005, collateralized by a 1999 Freightliner FL-70, 2800 gallon Tri State Truck tank and a 1999 Kenworth Model T-300 conventional cab and chassis. The lease payments began January 5, 1999 at $2,810.62 per month for 48 months and 5 additional days until all payments are made through January 10, 2003. Able Oil Company has the option to purchase all the equipment for an amount agreed upon as the fair market value at the end of the lease term.

                                                                         1999

                           Note Balance                              $ 111,849

                  Two Notes payable to Ford Credit at interest rates of 3.90% and 8.79%, with monthly payments of $602.32 and $737.34 including interest. The Notes originated in January 1999 and include 48 monthly payments and mature December 2002. The Notes are collateralized by two 1998 Ford Econo-Line trucks.

                           Note Balance                              $  43,748

                  The Company and Able Propane, LLC have a lease/purchase agreement with First Sierra Financial, Inc. The agreement calls for 48 payments of $559, including principal and interest and sales tax and a final purchase option payment of $2,191.10, plus sales tax. The lease began February 1999 and ends January 2003. The interest rate is approximately 8 1/2%. The agreement is collateralized by the equipment purchase.

                           Note balance                              $  16,237

                  Two Notes payable to Ford Credit at interest rates of 8.60% and 6.02% with monthly payments of $629.46 and $695.83 including interest. The Notes originated June 1999 and
                  December 1999, they each include 48 monthly payments and mature May 2003 and November 2003, respectively. The Notes are collateralized by two 1999 Ford Vans.

                           Note balance                              $  52,282

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

Note 8          Long Term Debt (Cont'd)

                  Able Oil Company has a lease/purchase agreement with Summity Leasing Corporation, lease #007, collateralized by equipment as stated in the agreement. The lease payments began December 25, 1999 at $9,023.46 per month for 48 months and 5 additional days until all payments are made through November 25, 2003. The interest is an average of 4.5% per annum. Able Oil Company has the option to purchase all the equipment for an amount agreed upon as the fair market value at the end of the lease term.

                           Note balance                              $ 364,378

                  Maturities on the Notes Payable subsequent to December 31, 1999 are as follows:

                For the Year            Ending Principal
                December 31,                Amount
                ------------                ------
                   2000                 $  789,977
                   2001                    519,676
                   2002                    347,966
                   2003                    251,348
                   2004                    329,341
                Balance                     81,114
                                        ----------
                Total                   $2,319,422
                                        ==========

Note 9         Covenant Not To Compete

                  On October 28, 1996, a Covenant Not To Compete was originated by the Able Oil Company, Connell's Fuel Oil Company and William Toriello. The Covenant is to last 5 years from the date of  inception  with a monthly  installment  of  $3,059.44 starting December 1, 1996. The balance was paid in full September 7, 1999. The covenant is in effect until October 29, 2001.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 and 1998

Note 10         Income Taxes

                  Effective January 1, 1997 the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

                  The differences between the statutory Federal Income Tax and Income Taxes is accounted for as follows:

                                                                 1999                                     1998
                                                                 ----                                     ----
                                                                          Percent of                                Percent
                                                                          Pretax                                    of
                                                         Amount           Income                 Amount             Pretax
                                                         ------           ------                 ------             Income
                                                                                                                    ------
Statutory Federal Income Tax (Benefits)                $(32,600)          (15.0%)               $ 4,430              15.0%

Increase resulting from State Income

Tax, net of Federal Tax benefit                          (4,268)           (6.5%)                 2,210              7.6%
                                                        --------           ------               -------              ----
                                                                                                $ 6,640

Income Taxes                                           $(36,868)          (21.5%)                                    22.6%
                                                       ========            ======                                    ====

Income Taxes consist of:                                                                          6,020
 Current                                                (18,658)                                    620
                                                        --------
 Deferred                                               (18,210)                                $ 6,640
                                                         -------                                =======
    Total                                              $(36,868)
                                                        ========

                  The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:

                                                                              1999

                                                              Temporary                 Tax
                                                             Difference               Effect

Depreciation                                                  $(179,389)             $(56,201)
Allowance for Doubtful Accounts                                 157,974                44,235
Gain on Sale of Subsidiary                                       18,766                 4,035

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 and 1998

Note 11        Profit Sharing Plan

                  Effective January 1, 1997, Able Oil Company established a Qualified Profit Sharing Plan under Internal Revenue Code
                  Section 401-K. The Company matches 25% of qualified employee contributions. The expense was $10,120 (1999) and $10,384
                  (1998).

Note 12         Commitments and Contingencies

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

                  Able Oil Company has contracted with Unocal to take deliveries of 24,000 barrels of #2 oil. The oil will be stored in Able storage tanks and remain the property of Unocal until purchased by Able Oil. Able Oil is under contract to purchase the product in the months of November and December 1999 and January and February 2000. The pricing will be the NYMEX less $.01 per barrel on 12,000 barrels and flat on 12,000 barrels. At December 31, 1999, Able Oil had in their tanks 12,000 barrels or 504,000 gallons of oil belonging to Unocal. The total exposure for the cost of this oil priced at future January, and February 2000 is $481,169. This oil was purchased at this price on January 24, 2000.

                  In accordance with the agreement on the purchase of the property on Route 46, Rockaway, New Jersey by Able Energy Terminal, LLC, the purchaser shall commence after the closing, the investigation and remediation of the property and any hazardous substances emanating from the property in order to obtain a No Further Action letter from the New Jersey Department of Environmental Protection (NJDEP). The purchaser will also pursue recovery of all costs and damages related thereto in the lawsuit by the seller against a former tenant on the purchased property. Purchaser will assume all responsibility and direction for the lawsuit, subject to the sharing of any recoveries from the lawsuit with the seller, 50-50. The seller by reduction of its mortgage will pay costs related to the above up to $250,000 (see Note 8). In the opinion of management, the Company will not sustain costs in this matter which will have a material adverse effect on its financial condition.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

Note 12         Commitments and Contingencies (Cont'd)

                  Able Oil Company has been examined by the Internal Revenue Service through the year ended December 31, 1995. The only open year for Able Oil Company is December 31, 1996 and Able Energy, Inc., et al, open years are December 31, 1997 and December 31, 1998.

Note 13         Operating Lease

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

                  The Company leased an additional facility on Route 46 in Rockaway, New Jersey. The lease has a term of one year from September 1, 1999 to August 31, 2000. The rent is $1,300 per month, $15,600 for the year, plus 10% of the increase in real estate taxes over the base year, 1999. The Company has the option to renew for five additional one-year terms. The renewals are at an increase of $100 per month during each renewal term. The estimated Future rent upon one year renewal is $16,800. The rent expense for the period is $5,200.

                  The following summarizes the month to month operating leases for the other subsidiaries:

                  Able Oil Melbourne             $238.50, per month
                                                 Total 1999 rent expense, $2,862


Note 14         Related Party Transactions

                  $44,690 is due from the major Shareholder/Officer of the Company. This amount is evidenced by a Note bearing interest at a rate of 8 1/2% between the Shareholder and the Company.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                                DECEMBER 31, 1999

Note 15        Income Taxes payable - Prior

                  Able Oil Company's tax returns have been examined by the Internal Revenue Service for the years ending December 31, 1992, 1993, 1994 and 1995. The Company has been assessed the following liabilities including interest and penalties:

                          1992 and 1993                               $52,005
                           Paid                                        (5,000)
                          1994 and 1995                                 6,805
                                                                      --------
                            Total Due                                 $53,810
                          Payments Made and Adjustments               (53,810)
                                                                      --------
                             Due December 31, 1999                    $     0
                                                                      ========

                  The State of New Jersey, Division of Taxation has billed the Company based upon information received from the Internal Revenue Service for the years 1992 and 1993, approximately $20,150. The above amounts are included on the balance sheet in Income Taxes Payable - Prior.

                                        Total Due December 31, 1999          $ 0

                  The above assessed income taxes resulted for years prior to the formation of Able Energy, Inc. and has been charged to Able Oil Company's prior retained earnings.

Note 16        Sale of Subsidiaries

                  The Company sold two of their wholly owned subsidiaries, one on December 29, 1998 and one on December 31, 1998. The Statement of Income reflects the operations of these subsidiaries for the Calendar year 1998. These subsidiaries have been eliminated from the Balance Sheet as of December 31, 1998.

                  One subsidiary, Able Oil Company Montgomery, Inc. was sold for $140,000. The note receivable is payable in 60 monthly payments of $2,940.26, including principal and interest. Interest is at 9.5%, per annum. The first payment was January 1, 1999 and the final payment is December 1, 2003. As collateral to secure payment to the Company, the buyer has pledged the stock and all of the assets of Able Oil Company Montgomery, Inc. A UCC-1 financing statement has been filed in respect to the collateral.

                                        Note Receivable ..   $140,000
                                        Current Portion ..     28,000
                                                             --------
                                        Due After One Year   $112,000
                                                             ========

                  The gain of $72,739 from the sale is shown on the balance sheet as deferred income. The income will be recognized on an installment basis upon collection of the notes receivable.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

Note 16        Sale of Subsidiaries (cont'd)

                  The Company has a ten year franchise agreement with the buyer. The buyer will use the Able name, Able Oil Company is the exclusive supplier of #2 fuel oil through its credit facility with major suppliers and also assists the buyer with advertising and other marketing. The Company has a mark-up on the sale of the product and receives a 1% royalty fee on monthly gross sales.

                  The Company sold all its shares in A & O Environmental Services, Inc. on December 31, 1998 to Owl Environmental, Inc. for a selling price of $10. The buyer by purchasing the stock of the subsidiary assumed all its assets and liabilities. An amount of $54,404 in the Statement of Income and Retained Earnings was recorded as the excess of subsidiary losses over investment.

                  All advances to the two subsidiaries by Able Oil Company were transferred to Able Energy, Inc. and recorded as investment in subsidiaries and these costs were written off against the subsidiary sales.

                  Summary of Assets and Liabilities and Gain on Sale of Subsidiaries sold.

                                                                          A & O Environmental           Able Oil
                                                                             Services, Inc.           Montgomery, Inc.

Current Assets                                                            $  214,233                  $   29,190
Equipment - Net                                                               35,386                      17,166
Intangible Assets - Net                                                       -                           27,340
                                                                           ---------                  ----------
     Total Assets                                                            249,619                      73,696
                                                                           ---------                  ----------

Current Liabilities                                                          523,953                     114,968
Long Term Debt (Less Current Portion)                                          8,038                      13,750
                                                                           ---------                  ----------
      Total Liabilities                                                      531,991                     128,718
                                                                           ---------                  ----------

Liabilities in Excess of Assets                                           $(282,372)                  $ (55,022)
                                                                          ==========                  ==========

Sale Price                                                                $      10                   $ 140,000
                                                                          ----------                  ----------
Cash Investment                                                            (128,945)                   (115,385)
Negative Investment in
   Subsidiaries - Prior Loss                                                 183,339                      48,124
                                                                          ----------                  ----------
Excess of Subsidiary Cumulative Losses

   Over Investment                                                            54,394                    (67,261)
                                                                          ----------                  ---------

       Total Gain                                                         $   54,404                  $   72,739
                                                                          ==========                  ==========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

Note 17          Proform Statement of Income

                  The following shows the effect on the Statement of Income for the year ended December 31, 1998 with the removal of the subsidiaries sold:

                  Net Income per Statement of Income and Retained Earnings                              $40,693
                  Add: Losses on Subsidiaries sold, Net of Tax Savings
                       A & O Environmental Services, Inc.                                                97,123
                       Able Oil Montgomery, Inc.                                                         11,434
                  Less: Excess of Subsidiary Losses over Investment

                    Recorded as Income                                                                  (54,404)
                                                                                                        --------
                  Net Income - Removing effect of Subsidiaries Sold                                     $94,846
                                                                                                        ========

Note 18         Extraordinary Item

                  The extraordinary item is the income realized on the extinguishment of debt for less than its carrying amount. The amount shown is net of income taxes of $9,710. On September 7, 1999, the Company paid two loans to Connell's Fuel Oil Company and William Toriello which had original due dates of November 1, 2001.

                           Total Amount Due                                                      $312,454
                           Amount Paid                                                            247,725
                                                                                                 --------
                           Income on Extinguishment of Debt                                        64,729
                              Less Income Taxes                                                     9,710
                                                                                                ---------
                           Extraordinary Item                                                    $ 55,019
                                                                                                 ========

Note 19            Common Stock Split

                  In conjunction with the Company's initial public offering, its common stock was split 1000-for-l.

                                                                       Original              After Split and
                                                                                            Public Offering

                Authorized Shares                                         10,000               10,000,000
                                                                       ---------               ----------
                Issued and Outstanding Shares                              1,000                1,000,000
                Public Offering Shares                                         0                1,000,000
                                                                                               ----------

                Total Issued and Outstanding Shares                                             2,000,000
                                                                                               ==========

                Par Value $.001 per Share                                     $1             $      2,000
                                                                                             ============

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998

Note 19         Per share Information

                  Per share information has been computed based on the weighted average number of shares. The shares give effect to a 1,000-for-1 stock split by the Company and its public offering of 1,000,000 shares.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2000.

                           ABLE ENERGY, INC.



                       /s/ Timothy Harrington
                           Timothy Harrington, Chief Executive Officer

                       /s/ Christopher P. Westad
                           Christopher P. Westad, President

                       /s/ James Purcaro
                           James Purcaro, Director

                       /s/ Gregory Sichenzia
                           Gregory Sichenzia, Director

                       /s/ Patrick O'Neill
                           Patrick O'Neill, Director