Form 10QSB
period 2000-03-30
ABLE ENERGY INC
filed 2000-05-15
CIK 1065728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2000

                                       OR

       [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to
                          -----------------------------

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


         Indicate by check X whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 9, 2000, 2,000,000 shares, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.

                                TABLE OF CONTENTS

                                                                                            PAGE

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

         Accountants' Report                                                                     3

         Consolidated Balance Sheets as of December 31, 1999 and
            March 31, 2000                                                                       4 - 5

         Consolidated Statements of Income for the three
            months ended March 31, 2000 and March 31, 1999                                       6

         Consolidated Statement of Stockholders' Equity three months
            ended March 31, 2000                                                                 7

         Consolidated Statements of Cash Flows for the three months
            ended March 31, 2000 and 1999                                                        8

         Notes to Unaudited Financial Statements                                                 9 - 17



To the Board of Directors
Able Energy, Inc.
Rockaway, New Jersey 07866

                         Independent Accountants' Report

We have reviewed the condensed consolidated balance sheet of Able Energy, Inc. and Subsidiaries as of March 31, 2000, and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists primarily of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 16, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Rockaway, New Jersey
May 9, 2000

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                            ASSETS

                                                                                       March 31,               December 31,
                                                                                         2000                      1999
                                                                                      (Unaudited)                Audited

Current Assets:

    Cash                                                                                  $ 2,452,190                   $ 2,926,412
    Accounts Receivable (Less Allowance for Doubtful
     Accounts of ($157,974) at 12/31/99 and ($157,974) 3/31/00                              2,872,367                     1,996,500
    Inventory                                                                                 296,211                       229,979
    Notes Receivable - Current Portion                                                         16,798                        61,748
    Miscellaneous Receivable                                                                   25,653                        22,640
    Prepaid Expense                                                                            81,338                        48,826
    Prepaid Expense - Income Taxes                                                                  -                       119,951
    Deferred income Tax                                                                        48,270                        48,270
    Due From Officer                                                                           44,690                        44,690
                                                                                        -------------                  ------------
        Total Current Assets                                                                5,837,517                     5,499,016
                                                                                          -----------                    ----------

Property and Equipment:

    Land                                                                                      451,925                       451,925
    Building                                                                                1,008,250                     1,008,250
    Trucks                                                                                  2,264,345                     2,236,508
    Fuel Tanks                                                                                893,453                       836,790
    Machinery and Equipment                                                                   383,649                       346,198
    Leasehold Improvements                                                                    187,364                       187,364
    Cylinders                                                                                 336,767                       319,490
    Office Furniture and Equipment                                                             14,841                        14,841
                                                                                         ------------                 -------------
                                                                                            5,540,594                     5,401,366
    Less: Accumulated depreciation                                                          1,406,861                     1,266,201
                                                                                          -----------                   -----------
        Net Property and Equipment                                                          4,133,733                     4,135,165
                                                                                          -----------                   -----------

Other Assets:

    Deposits                                                                                   33,310                        94,625
    Notes Receivable - Less Current Portion                                                   171,813                       126,863
    Customer List, Less Amortization of 1999 ($125,045), and
      2000 ($134,229).                                                                        476,621                       485,805
    Covenant Not to Compete, Less Amortization of 1999
     ($125,123) and 2000 ($132,634).                                                          150,932                       158,444
                                                                                         ------------                  ------------
         Total Other Assets                                                                   832,676                       865,737
                                                                                         ------------                  ------------

        Total Assets                                                                      $10,803,926                   $10,499,918
                                                                                          ===========                   ===========


                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                                           March 31,               December 31,
                                                                                                2000                       1999
                                                                                         (Unaudited)                  (Audited)

Current Liabilities:

    Accounts Payable                                                                     $ 1,442,674                $ 1,638 699
    Note Payable - Bank                                                                       67,925                    201,214
    Current Portion of Long-Term Debt                                                        707,642                    789,978
    Accrued Expenses                                                                         308,156                    260,818
    Taxes Payable                                                                            183,649
    Customer Advance Payments                                                                 16,082                    156,738
    Current Portion of Deferred Income                                                             -                     14,548
    Escrow Deposits                                                                           15,000                     15,000
                                                                                        ------------                -----------
        Total Current Liabilities                                                          2,741,128                  3,076,995


Deferred Income: less current portion                                                         61,439                     53,342
Deferred Income Taxes                                                                         58,201                     56,201
Long Term Debt: less current portion                                                       1,448,001                  1,529,444
                                                                                         -----------                 ----------
        Total Liabilities                                                                  4,308,769                  4,715,982
                                                                                         -----------                 ----------

Stockholders' Equity:

    Common Stock
    Authorized 10,000,000 Shares, Par Value $.001 per
       share Issued and Outstanding 2,000,000 shares                                           2,000                      2,000
    Paid in Surplus                                                                        5,662,775                  5,662,775
    Retained Earnings                                                                        830,382                    119,161
                                                                                        ------------                -----------
        Total Stockholders' Equity                                                         6,495,157                  5,783,936
                                                                                         -----------                 ----------

        Total Liabilities and Stockholders' Equity                                       $10,803,926                $10,499,918
                                                                                         ===========                ===========









                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                                      UNAUDITED

                                                                                             2000                      1999
                                                                                             ----                      ----
Net Sales                                                                                $11,115,203               $6,180,935

Cost of Sales                                                                              9,037,314                4,427,177
                                                                                         -----------               ----------

   Gross Profit                                                                            2,077,889                1,753,758
                                                                                         -----------               ----------

Expenses

   Selling, General and Administrative Expenses                                              884,235                  696,542
   Depreciation and Amortization Expense                                                     169,689                  108,251
                                                                                        ------------               ----------
      Total Expenses                                                                       1,053,924                  804,793
                                                                                         -----------               ----------

   Income From Operations                                                                  1,023,965                  948,965
                                                                                         -----------                ---------

Other Income (Expenses):

   Interest Income                                                                            33,526                   10,113
   Miscellaneous Income                                                                        9,549                    4,172
   Interest Expense                                                                         (50,219)                 (28,427)
                                                                                        -----------               ----------
      Total Other Income (Expenses)                                                          (7,144)                 (14,142)
                                                                                        -----------               ----------

   Income Before Provision for Income Taxes and Extra-

     ordinary Item                                                                         1,016,821                  934,823

Provision for Income Taxes                                                                   438,450                  378,610
                                                                                         -----------               ----------

   Net Income - Continuing Operations                                                        578,371                  556,213

   Extraordinary Item                                                                      (132,850)                   -
                                                                                         ----------                ----------

Net Income                                                                               $   711,221               $  556,213
                                                                                         ===========               ==========

Net Income Per Share - Continuing Operations                                             $      .325                     .556
                                                                                         ----------                ----------

Extraordinary Item - Per Share                                                           $      .075                   -
                                                                                         ----------                ----------

    Net Income Per Share                                                                 $       .40                     .556
                                                                                         ----------                ----------

Weighted Average Number of Common Shares

   Outstanding                                                                             1,778,082                1,000,000
                                                                                          ==========              ===========

                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2000

                                   (UNAUDITED)

                                   Common Stock
                                  .001 Par Value
                                                       Additional                 Total
                                                        Paid-in     Retained    Stockholders'
                               Shares       Amount      Surplus     Earnings      Equity

Balance - January 1, 2000    2,000,000   $    2,000   $5,662,775   $  119,161   $5,783,936

Net Income ..............                                             711,221      711,221
                            ----------   ----------   ----------   ----------   ----------

Balance - March 31, 2000     2,000,000   $    2,000   $5,662,775   $  830,382   $6,495,157
                            ==========   ==========   ==========   ==========   ==========




























                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                        THREE MONTHS ENDED MARCH 31,
                                                                UNAUDITED

                                                             2000          1999
                                                             ----          ----
Cash Flows From Operating Activities

   Net Income ......................................   $   711,221    $   556,213
   Adjustments to Reconcile Net Income to Cash
   used by Operating Activities:
      Depreciation and Amortization ................       169,689        108,251
     (Increase) Decrease in:
         Accounts Receivable .......................      (875,867)      (141,542)
         Inventory .................................       (66,232)       (30,502)
         Prepaid Expenses ..........................       (32,512)        90,989
         Prepaid income Taxes ......................       119,951           --
         Deposits ..................................        61,315          6,576
      Increase (Decrease) in:
         Accounts Payable ..........................      (196,025)      (236,384)
         Accrued Expenses ..........................        47,338        (27,680)
         Other Taxes Payable .......................          --           11,103
         Customer Advance Payments .................      (140,656)           537
         Income Taxes Payable ......................       183,649        268,485
         Deferred Income Taxes .....................         2,000          2,560
         Deferred Income ...........................        (6,451)        (3,637)
                                                       -----------    -----------
           Net Cash Provided by Operating Activities       (22,580)       604,969
                                                       -----------    -----------

Cash Flows From Investing Activities

   Purchase of Property and Equipment ..............      (151,656)      (145,206)
   Decrease (Increase) Note Receivable - Sale of
      Equipment ....................................          --            6,374
   (Increase) Decrease in Shareholder's Loan .......          --           (6,395)
   Increase in Other Receivables ...................        (2,918)          (761)
   Decrease (Increase) in Note Receivable - Sale of
     Subsidiary ....................................          --            7,000
                                                       -----------    -----------
            Net Cash Used  By Investing Activities .      (154,574)      (138,988)
                                                       -----------    -----------

Cash Flows From Financing Activities

   (Decrease) Increase in Notes Payable ............      (133,289)       135,027
   Decrease in Notes Payable .......................      (163,779)      (260,399)
                                                       -----------    -----------
           Net Cash Used  By Financing Activities ..      (297,068)      (125,372)
                                                       -----------    -----------

Net Increase (Decrease) In Cash ....................      (474,222)       340,609
Cash - Beginning of Period .........................     2,926,412        125,844
                                                       -----------    -----------
Cash - End of Period ...............................   $ 2,452,190    $   466,453
                                                       ===========    ===========

The Company had Interest Cash Expenditures of: .....   $    50,219    $    28,427
The Company had Tax Cash Expenditures of: ..........          --      $    10,202






                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENT

                      DECEMBER 31, 1999 AND MARCH 31, 2000

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

                  On August 27, 1999, the Company, through a newly formed wholly owned subsidiary, Able Energy - New York, Inc., purchased the assets of B & B Fuels of Warrensburg, New York. This acquisition was treated as a purchase.

                  On August 31, 1999, the Company, through a newly formed wholly owned subsidiary, Able Energy Terminal, LLC, purchased the facility on Route 46, Rockaway, NJ. The facility has two tenants.

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

                  These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1999. The Company follows the same accounting policies in preparation of interim reports.

                  Results  of  operations  for  the  interim   periods  are  not
                  indicative of annual results.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      DECEMBER 31, 1999 AND MARCH 31, 2000

Note 2         Summary of Significant Accounting Policies

                  Nature of Operations

                  Able Oil Company, Able Melbourne and Able Energy - New York, Inc. are full service oil companies that market and distribute home heating oil, diesel fuel and kerosene to residential and commercial customers operating in the northern New Jersey and Melbourne, Florida, and Warrensburg, New York respectively. Able Propane, which was incorporated in July 1996, installs propane tanks, which it owns, and sells propane gas for heating and cooking along with other residential and commercial uses.

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

                      DECEMBER 31, 1999 AND MARCH 31, 2000

Note 2         Summary of Significant Accounting Policies (cont'd)

                  Intangible Assets

                  Intangibles are stated at cost and amortized as follows:

                  Customer Lists of $571,000 and Covenant Not To Compete of $183,567 related to the Connell's Fuel Oil Company acquisition on October 28, 1996, by Able Oil Company are being amortized over a straight-line period of 15 and 5 years, respectively. The current period amortization also includes a customer list of $39,850 and Covenant Not To Compete of $100,000 relating to the acquisition from B & B Fuels on August 27, 1999, is being amortized over a straight-line period of 10 and 5 years, respectively. The amortization for the three months ended March 31, 2000 is $18,695.

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

                  Income Taxes

                  Effective January 1, 1997, all the subsidiaries, which were S-Corporations, terminated their S- Corporation elections. The subsidiaries are now filing a consolidated tax return with Able Energy, Inc.

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

                      DECEMBER 31, 1999 AND MARCH 31, 2000

Note 2         Summary of Significant Accounting Policies (cont'd)

                  Concentrations of Credit Risk

                  The Company performs on-going credit evaluations of its customers' financial conditions and requires no collateral from its customers.

                  Financial instruments which potentially subject the Company to concentrations of credit risk consists of checking and savings accounts with several financial institutions in excess of
                  insured   limits.   The  excess   above   insured   limits  is
                  approximately $2,246,000. The Company does not anticipate non-performance by the financial institution.

                  Cash

                  For the purpose of the statement of cash flows, cash is defined as balance held in corporate checking accounts and money market accounts.

Note 3          Notes Receivable

                  The Company has Notes Receivable from Able Montgomery, Inc. related to the sale of the Company and a truck financed by Able Energy, Inc. The Notes total $149,032. No payments of principal or interest have been received in approximately one year. The Company is currently working with the debtor on restructuring the payment schedule. The income on the sale of the Company in December 1998 is shown as deferred income to be realized upon collection of the Notes. Due to the uncertainty of the collection period, the note receivable and deferred income are being shown as non-current.

Note 4          Inventories

                     Items                                                         2000                  1999
                     -----                                                         ----                  ----
                     Heating Oil                                               $163,957               $ 89,419
                     Diesel Fuel                                                 32,707                 37,596
                     Kerosene                                                     5,490                  4,709
                     Propane                                                      1,343                  5,541
                     Parts and Supplies                                          92,714                 92,714
                                                                              ---------              ---------
                          Total                                                $296,211               $229,979
                                                                               ========               ========


                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      DECEMBER 31, 1999 AND MARCH 31, 2000

Note 5         Notes Payable Bank

                  Notes payable to PNC Bank include a line of credit of $500,000 with interest at the rate of Prime minus 1/2%. The outstanding balance on the Line of Credit is $67,924 at March 31, 2000. The agreement with Able Oil Company, dated October 20, 1997, and amended August 11, 1999, has a current expiration date of June 30, 2000. There is also a term loan with PNC Bank. The term loan was refinanced for a total of $675,000 on June 12, 1998. The balance as of March 31, 2000 is $281,250. The bank has released as collateral the stock of the Company owned by the prior sole shareholder and has released the subsidiaries and Timothy Harrington as guarantors. The Company has replaced this by granting the PNC Bank a first priority lien on collateral consisting of Provident Institution Money Market Fund containing no less than $972,000. The Company under a guaranty and suretyship agreement will unconditionally guarantee payment of the indebtedness to the bank. All other collateral and covenants per the agreement have been deleted.

Note 6          Long-Term Debt

                  Mortgage note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total note is $145,000. The note is payable in the monthly amount of principal and interest of $1,721.18 with and interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009 which is the final payment. The note is secured by a mortgage made by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horican Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at March 31, 2000 was $141,710.

                  Mortgage note payable dated, August 31, 1999, related to the purchase of the facility and equipment in Rockaway, New Jersey by Able Energy Terminal, LLC ("Terminal"). The note is in the amount of $650,000.

                  Pursuant to Section 4.4 of the Agreement of Sale to purchase the Terminal, the Principal Sum of the $650,000 note shall be reduced by an amount equal to one-half of all sums expended by Borrower on the investigation and remediation of the property provided, however, that the amount of said reduction shall not exceed $250,000 (the "Remediation Amount").

                  The "Principal Sum" less the "Remediation Amount" shall be an amount equal to $400,000 (the "Reduced Principal Sum"). The Reduced Principal Sum shall bear interest from the date hereof at the rate of 8.25% per annum. Any portion of the Remediation Amount not utilized in the investigation and remediation of the property shall not begin to accrue interest until such time that (i) a No Further Action Letter" is obtained from the Department of Environmental Protection, and (ii) an outstanding lawsuit concerning the property is resolved through settlement or litigation (subject to no further appeals). All payments on this Note shall be applied first to the payment of interest, with any balance to the payment and reduction of the Reduced Principal Sum.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      DECEMBER 31, 1999 AND MARCH 31, 2000

Note 6          Long-Term Debt (cont'd)

                  Interest shall be due and payable commencing on September 30, 1999 on the Reduced Principal Sum of the note on the last day of each month up to and including July 31, 2004.

                  The Note is collateralized by the property and equipment purchased and assignment of the leases. The balance due on this Note at March 31, 2000 was $650,000.

Note 7          Income Taxes

                  Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

                  The differences between the statutory Federal Income Tax and Income Taxes Continuing Operation is accounted for as follows:

                                                                                    2000

                                                                                                      Percent of
                                                                                                        Pretax
                                                                                Amount                  Income

Statutory Federal Income Tax                                                  $346,650                    34.0%

Increase resulting from State Income

Tax, net of Federal Tax benefit                                                 91,800                     5.9%
                                                                              --------                   -----

Income Taxes                                                                  $438,450                    39.9%
                                                                              ========                   =====

Income Taxes consist of:
 Current                                                                      $436,450
 Deferred                                                                        2,000
                                                                             ---------
    Total                                                                     $438,450
                                                                              ========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      DECEMBER 31, 1999 AND MARCH 31, 2000

Note 7          Income Taxes (cont'd)

                                                                                           1999

                                                                                                      Percent of
                                                                                                        Pretax
                                                                                Amount                  Income

Statutory Federal Income Tax                                                  $293,300                    34.0%

Increase resulting from State Income

Tax, net of Federal Tax benefit                                                 85,310                     5.9%
                                                                              --------                   -----

Income Taxes                                                                  $378,610                    39.9%
                                                                              ========                   =====

Income Taxes consist of:
 Current                                                                      $374,490
 Deferred                                                                        4,120
                                                                             ---------
    Total                                                                     $378,610
                                                                              ========


                  The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:

                                                                                               2000

                                                                                   Temporary                 Tax
                                                                                  Difference               Effect

Depreciation                                                                     $(184,389)             $(58,201)
Allowance for Doubtful Accounts                                                     157,974                44,235
Gain on Sale of Subsidiary                                                           18,766                 4,035

                                                                                                1999

                                                                                   Temporary                 Tax
                                                                                  Difference               Effect

Depreciation                                                                     $(179,389)             $(56,201)
Allowance for Doubtful Accounts                                                     157,974                44,235
Gain on Sale of Subsidiary                                                           18,766                 4,035


                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      DECEMBER 31, 1999 AND MARCH 31, 2000

Note 8         Commitments and Contingencies

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

                  In accordance with the agreement on the purchase of the property on Route 46, Rockaway, New Jersey by Able Energy Terminal, LLC, the purchaser shall commence after closing, the investigation and remediation of the property and any hazardous substances emanating from the property in order to obtain a No Further Action letter from the New Jersey Department of Environmental Protection (NJDEP). The purchaser will also pursue recovery of all costs and damages related thereto in the lawsuit by the seller against a former tenant on the purchased property. Purchaser will assume all responsibility and direction for the lawsuit, subject to the sharing of any recoveries from the lawsuit with the seller, 50-50. The seller by reduction of its mortgage will pay costs related to the above up to $250,000 (see Note 6). In the opinion of management, the Company will not sustain costs in this matter which will have a material adverse effect on its financial condition.

                  Able Oil Company has been examined by the Internal Revenue Service through the year ended December 31, 1995. The only open year for Able Oil Company is December 31, 1996 and Able Energy, Inc., et al, open years are December 31, 1997, 1998 and December 31, 1999.

Note 9         Operating Lease

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      DECEMBER 31, 1999 AND MARCH 31, 2000

Note 10          Per Share Information

                  Per share information has been computed based on the weighted average number of shares. The shares give effect to a 1,000-for-1 stock spilt by the Company and its public offering of 1,000,000 shares.

Note 11          Extraordinary Item

                  The Company utilized a net operating loss carryforward from the year ended December 31, 1999 of approximately $318,000 which resulted in a tax reduction of approximately $132,850.

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

                  Results of Operations

                  Three months ended March 31, 2000, compared to the three months ended March 31, 1999.

                  The Company reported revenues of $11,115,203 for the three months ended March 31, 2000, an increase of 79.83% over the prior year's revenues of $6,180,935 for the same three month period. This increase can be attributed to increased sales as a result of cooler weather in the Northeast during this quarter and an increase in the price of products sold by the Company above the price of the prior year. The acquisition of B & B Fuels increased sales for the quarter by approximately $500,000. Increased revenues can also be attributable to increased marketing efforts.

                  Gross profit margin, as a percentage of revenues, for the three months ended March 31, 2000, decreased to 18.69% of net revenues, representing a decrease of 9.68% over a margin of 28.37% for the same quarter on year ago. The reduction in margin is primarily a result of raising unstable retail prices for home heating oil caused by a large raise in product cost.

                  Selling, General and Administrative expenses increased by $187,693 or 26.95% from $696,542 for the three months ended March 31, 1999 to $884,235 for the three months ended March 31, 2000. This increase was attributable to the operations of two subsidiaries formed in August 1999 of approximately $80,000 and an increase in insurance, labor costs and benefits.

                  Operating Income for the three months ended March 31, 2000 as $1,023,965, an increase of 7.90% over the Company's operating income of $948,965 for the three months ended March 31, 1999. This increase in operating income was attributable to increased sales for home heating oil and other company products greater then increased cost and from current and prior marketing efforts. The company acquisitions in August 1999 resulted in operating income of approximately $101,000 for the current period.

                  Net income for the three months ended March 31, 2000 increased by $155,008 or 28% to $711,221 as compared to the previous year. This increase in net income is a direct result of continued sales growth which more than offset the increased product and operating costs. Income from the two new subsidiaries formed in August 1999 was approximately $61,000.

                  Depreciation and amortization expense for the three months ended March 31, 2000 was $169,689, an increase from $108,251 for the three months ended March 31, 1999. Amortization relates to the amortization of customer lists, being amortized over 15 years and two Non-Compete Agreements amortized over 5 years , per the agreements. The increased depreciation relates to the purchase of additional trucks and other equipment in 1999 and the acquisition of equipment on the B & B Fuels purchase and the purchase of the Company's facility in Rockaway, New Jersey. Both acquisitions took place in August 1999.

                  Interest expense for the three months ended March 31, 2000 was $50,219 as compared to $28,427 for the three months ended March 31, 1999. This increase was due to debt incurred in connection with the acquisitions of B & B Fuels (New York), the property in Rockaway, New Jersey, and additional trucks and other equipment.

                  Liquidity and Capital Resources

                  For the three months ended March 31, 2000, compared to the three months ended March 31, 1999, the Company's cash position increased by $1,985,737 from $466,453 to $2,452,190. For the year ended December 31, 1999, cash of $5,867,100 was generated from the Company's initial public offering. For the year ended December 31, 1998, cash was generated through operations, net income and collections of customer advance payments.

                  The Company has the following Agreement with its primary financial institution. The company's credit line is $500,000 at 1/2% below prime, the outstanding balance is $67,925 at March 31, 2000. The Company has a three year term loan of $675,000 with a balance of approximately $280,000 at March 31, 2000. The Agreement with the bank has a current expiration date of June 30, 2000.

                  The Company received net proceeds from its initial public offering in an amount of $5,867,100. The Company believes that the net proceeds of this offering, coupled with the bank agreements and income from operations, will fulfill the Company's working capital needs for the next 18 months. As the Company continues to grow, and strengthens its infrastructure to position itself for additional growth, bank borrowings, or other debt placements and equity offerings may be considered, in part, or in combination, as the Company's situation warrants.

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

                                     PART II

Items 1-5.

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibit 27.       Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                               ABLE ENERGY, INC.
                                                                    (Registrant)



                                                   By: /s/ Christopher P. Westad
                                                           Christopher P. Westad
                                       President and Principal Financial Officer