Form 10QSB/A
period 2000-03-31
ABLE ENERGY INC
filed 2000-05-24
CIK 1065728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-1

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

                                     PART II

Items 1-5.

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibit 27.       Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of May 2000.

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