Form 10QSB
period 2000-06-30
ABLE ENERGY INC
filed 2000-08-14
CIK 1065728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
    (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2000

                                       OR

       [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to
                                -----------------------------    ---------------

                        Commission file number: 333-59109

                                ABLE ENERGY, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                                                              22-3520840
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


         Indicate by check X whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 10, 2000, 2,000,000 shares, $.001 par value per share, of Able Energy, Inc. were issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements (Unaudited)

                                                 TABLE OF CONTENTS

                                                                                                PAGE

         Accountants' Report                                                                     3

         Consolidated Balance Sheets as of December 31, 1999 and
            June 30, 2000                                                                        4 - 5

         Consolidated Statements of Income for the three and six
            months ended June 30, 2000 and June 30, 1999                                         6

         Consolidated Statement of Stockholders' Equity six months
            ended June 30, 2000                                                                  7

         Consolidated Statements of Cash Flows for the six months
            ended June 30, 2000 and 1999                                                         8

         Notes to Unaudited Financial Statements                                                 9 - 18


                           Simontacchi & Company, LLP
                              170 East Main Street
                           Rockaway, New Jersey 07866


To the Board of Directors
Able Energy, Inc.
Rockaway, New Jersey 07866


                         Independent Accountants' Report

We have reviewed the condensed consolidated balance sheet of Able Energy, Inc. and Subsidiaries as of June 30, 2000, and the related condensed consolidated statements of income and cash flows for the three and six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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





Rockaway, New Jersey
August 10, 2000

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                                                June 30,                December 31,
                                                                                                  2000                      1999
                                                                                                (Unaudited)                Audited

Current Assets:
    Cash                                                                                  $ 2,266,980                   $ 2,926,412
    Accounts Receivable (Less Allowance for Doubtful
     Accounts of ($157,974) at 12/31/99 and ($157,974) 6/30/00                              2,201,840                     1,996,500
    Inventory                                                                                 303,519                       229,979
    Notes Receivable - Current Portion                                                         16,798                        61,748
    Miscellaneous Receivable                                                                   24,620                        22,640
    Prepaid Expense                                                                            82,410                        48,826
    Prepaid Expense - Income Taxes                                                              3,301                       119,951
    Deferred income Tax                                                                        48,270                        48,270
    Due From Officer                                                                           44,690                        44,690
                                                                                           ----------                    ----------
        Total Current Assets                                                                4,992,428                     5,499,016
                                                                                           ----------                    ----------

Property and Equipment:
    Land                                                                                      451,925                       451,925
    Building                                                                                1,023,250                     1,008,250
    Trucks                                                                                  2,264,345                     2,236,508
    Fuel Tanks                                                                                911,096                       836,790
    Machinery and Equipment                                                                   336,473                       346,198
    Leasehold Improvements                                                                    192,364                       187,364
    Cylinders                                                                                 363,146                       319,490
    Office Furniture and Equipment                                                             21,325                        14,841
     Web Site Development Costs                                                             1,101,092                       -
                                                                                           ----------                    ----------
                                                                                            6,665,016                     5,401,366
    Less: Accumulated depreciation                                                          1,488,264                     1,266,201
                                                                                           ----------                   -----------
        Net Property and Equipment                                                          5,176,752                     4,135,165
                                                                                           ----------                   -----------

Other Assets:
    Deposits                                                                                   37,625                        94,625
    Notes Receivable - Less Current Portion                                                   193,814                       126,863
    Customer List, Less Amortization of 1999 ($125,045), and
      2000 ($146,070).                                                                        464,780                       485,805
    Covenant Not to Compete, Less Amortization of 1999
     ($125,123) and 2000 ($153,480).                                                          130,087                       158,444
                                                                                           ----------                    ----------
         Total Other Assets                                                                   826,306                       865,737
                                                                                           ----------                    ----------

        Total Assets                                                                      $10,995,486                   $10,499,918
                                                                                          ===========                   ===========


                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       LIABILITIES & STOCKHOLDERS' EQUITY




                                                                                            June 30,               December 31,
                                                                                                2000                       1999
                                                                                         (Unaudited)                  (Audited)
Current Liabilities:
    Accounts Payable                                                                     $ 1,942,296                $ 1,638 699
    Note Payable - Bank                                                                      292,228                    201,214
    Current Portion of Long-Term Debt                                                        680,020                    789,978
    Accrued Expenses                                                                         300,871                    260,818
    Customer Advance Payments                                                                      -                    156,738
    Current Portion of Deferred Income                                                        25,000                     14,548
    Escrow Deposits                                                                           35,000                     15,000
                                                                                        ------------                -----------
        Total Current Liabilities                                                          3,275,415                  3,076,995


Deferred Income: less current portion                                                         82,408                     53,342
Deferred Income Taxes                                                                         60,201                     56,201
Long Term Debt: less current portion                                                       1,318,521                  1,529,444
                                                                                        ------------                -----------
        Total Liabilities                                                                  4,736,545                  4,715,982
                                                                                        ------------                -----------

Stockholders' Equity:
    Common Stock
    Authorized 10,000,000 Shares, Par Value $.001 per
       share Issued and Outstanding 2,000,000 shares                                           2,000                      2,000
    Paid in Surplus                                                                        5,662,775                  5,662,775
    Retained Earnings                                                                        594,166                    119,161
                                                                                        ------------                -----------
        Total Stockholders' Equity                                                         6,258,941                  5,783,936
                                                                                        ------------                -----------

        Total Liabilities and Stockholders' Equity                                       $10,995,486                $10,499,918
                                                                                        ============                ===========







                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                   (UNAUDITED)




                                                            THREE MONTHS JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                          2000             1999           2000            1999
                                                          ----             ----           ----            ----
Net Sales ........................................   $  4,851,781    $  3,376,760    $ 15,966,984    $  9,557,695

Cost of Sales ....................................      4,005,704       2,878,708      13,043,018       7,305,885
                                                     ------------    ------------    ------------    ------------

   Gross Profit ..................................        846,077         498,052       2,923,966       2,251,810
                                                     ------------    ------------    ------------    ------------

Expenses
   Selling, General and Administrative Expenses ..      1,110,955         638,427       1,995,190       1,339,000
   Depreciation and Amortization Expense .........        168,411         107,189         338,100         215,440
                                                     ------------    ------------    ------------    ------------
      Total Expenses .............................      1,279,366         745,616       2,333,290       1,554,440
                                                     ------------    ------------    ------------    ------------

   Income (Loss) From Operations .................       (433,289)       (247,564)        590,676         697,370
                                                     ------------    ------------    ------------    ------------

Other Income (Expenses):
   Interest and Other Income .....................        102,210          28,963         145,285          48,054
   Interest Expense ..............................        (47,881)        (48,513)        (98,100)        (76,940)
   Loss on Abandonment of Fixed Assets ...........        (42,206)                        (42,206)
                                                     ------------    ------------    ------------    ------------
      Total Other Income (Expenses) ..............         12,123         (19,550)          4,979         (28,886)
                                                     ------------    ------------    ------------    ------------

   Income (Loss) Before Provision for Income Taxes
    and Extraordinary Item .......................       (421,166)       (267,114)        595,655         668,484

Provision  for Income Taxes ......................       (184,950)       (106,600)        253,500         272,010
                                                     ------------    ------------    ------------    ------------

   Net Income (Loss) - Continuing Operations .....       (236,216)       (160,514)        342,155         396,474

   Extraordinary Item ............................           --              --          (132,850)           --
                                                     ------------    ------------    ------------    ------------

Net Income (Loss) ................................   $   (236,216)   $   (106,514)   $    475,005    $    396,474
                                                     ============    ============    ============    ============

Net Income (Loss) Per Share - Continuing .........   $      (.118)   $      (.154)   $       .172    $       .380
                                                     ------------    ------------    ------------    ------------
Operations
                                                     $       --      $       --      $       .066    $       --
                                                     ------------    ------------    ------------    ------------
Extraordinary Item - Per Share
                                                     $      (.118)   $      (.154)   $       .238    $       .380
                                                     ------------    ------------    ------------    ------------
    Net Income (Loss) Per Share

Weighted Average Number of Common Shares .........   $  2,000,000    $  1,044,198    $  2,000,000    $  1,044,198
   Outstanding                                       ============    ============    ============    ============





                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2000

                                   (UNAUDITED)





                            Common Stock
                           .001 Par Value
                                                      Additional                   Total
                                                       Paid-in       Retained   Stockholders'
                               Shares        Amount    Surplus       Earnings      Equity

Balance - January 1, 2000    2,000,000   $    2,000   $5,662,775   $  119,161   $5,783,936

Net Income ..............                                             475,005      475,005
                            ----------   ----------   ----------   ----------   ----------

Balance - June 30, 2000 .    2,000,000   $    2,000   $5,662,775   $  594,166   $6,258,941
                            ==========   ==========   ==========   ==========   ==========




























                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                               SIX MONTHS ENDED JUNE 30
                                                                                             UNAUDITED

                                                                                                   2000                      1999
                                                                                                   ----                      ----
Cash Flows From Operating Activities
   Net Income                                                                                    $ 475,005              $   396,474
   Adjustments to Reconcile Net Income to Cash
   used by Operating Activities:
      Depreciation and Amortization                                                                338,100                  215,440
      Loss on Disposition of  Equipment                                                             42,206
      (Increase) Decrease in:
         Accounts Receivable                                                                      (205,340)                   5,237
         Inventory                                                                                 (73,540)                 (14,098)
         Prepaid Expenses                                                                          (33,584)                  84,419
         Deposits                                                                                   57,000                   12,575
         Prepaid Income Taxes                                                                      116,650                        -
      Increase (Decrease) in:
         Accounts Payable                                                                          303,597                  (98,785)
         Accrued Expenses                                                                           40,053                   82,273
         Other Taxes Payable                                                                             -                    9,337
         Customer Advance Payments                                                                (156,738)                (289,510)
         Income Taxes Payable                                                                            -                  154,735
         Deferred income Taxes                                                                       4,000                    7,780
         Deferred Income                                                                            39,518                   (4,850)
                                                                                              ------------            --------------
           Net Cash Provided by Operating Activities                                               946,927                  561,027
                                                                                              ------------            --------------

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                             (271,419)                (380,171)
   Web Site Development Costs                                                                   (1,101,092)                        -
   (Increase)  Decrease in Shareholder's Loan                                                            -                   (5,342)
    Note and Other Receivables                                                                     (23,981)                  (5,350)
                                                                                              ------------            --------------
          Net Cash Used  By Investing Activities                                                (1,396,492)                (390,863)
                                                                                              ------------            --------------

Cash Flows From Financing Activities
   Increase in Notes Payable                                                                        91,014                  525,032
   Decrease in Long-Term Debt                                                                     (320,881)                (374,150)
   Increase Escrow Deposit Payble                                                                   20,000                        -
   Funds from Sale of Common Stock                                                                   -                    5,660,775
                                                                                              ------------            --------------
           Net Cash (Used) Provided  By Financing
          Activities                                                                              (209,867)               5,811,657
                                                                                              ------------            --------------

Net (Decrease) Increase In Cash                                                                   (659,432)               5,981,821
Cash - Beginning of Year                                                                         2,926,412                  125,844
                                                                                              ------------            --------------
Cash - End of Year                                                                              $2,266,980               $6,107,665
                                                                                              ============            ==============

The Company had Interest Cash Expenditures of:                                                $     98,100              $    76,940
The Company had Tax Cash Expenditures of:                                                     $          -              $    10,002


                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENT

                       DECEMBER 31, 1999 AND JUNE 30, 2000


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

     The Company is the majority owner of a newly formed subsidiary, Able Energy.Com, which is in the process of establishing a Web Site for the sale of energy products through a network of suppliers originally on the East coast of the United States.

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

                       DECEMBER 31, 1999 AND JUNE 30, 2000



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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999 AND JUNE 30, 2000




Note 2         Summary of Significant Accounting Policies (cont'd)

Web Site Development Costs

     Costs of $1,101,092 incurred in the developmental stage for computer hardware and software have been capitalized in accordance with accounting pronouncement SOP98-1. The costs will be amortized on a straight line basis during the estimated useful life.

Intangible Assets

     Intangibles are stated at cost and amortized as follows: Customer Lists of $571,000 and Covenant Not To Compete of $183,567 related to the Connell's Fuel Oil Company acquisition on October 28, 1996, by Able Oil Company are being amortized over a straight-line period of 15 and 5 years, respectively. The current period amortization also includes a customer list of $39,850 and Covenant Not To Compete of $100,000 relating to the acquisition from B & B Fuels on August 27, 1999, is being amortized over a straight-line period of 10 and 5 years, respectively. The amortization for the six months ended June 30, 2000 is $57,377.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999 AND JUNE 30, 2000



Note 2         Summary of Significant Accounting Policies (cont'd)
-----------------------------------------------------------------

Concentrations of Credit Risk

     The  Company  performs  on-going  credit   evaluations  of  its  customers'
financial conditions and requires no collateral from its customers.

     Financial instruments which potentially subject the Company to concentrations of credit risk consists of checking and savings accounts with several financial institutions in excess of insured limits. The excess above insured limits is approximately $2,093,000. The Company does not anticipate non-performance by the financial institution.

Cash

     For the purpose of the statement of cash flows, cash is defined as balance held in corporate checking accounts and money market accounts.

Note 3          Notes Receivable

     The Company has a Receivable from Able Montgomery, Inc. and Andrew W. Schmidt related to the sale of Able Montgomery, Inc. to Schmidt and a truck financed by Able Energy, Inc. No payments of principal or interest have been received for more than one year. A new note was drawn dated June 15, 2000 for $170,000, including the prior balance, plus accrued interest. The Note bears interest at 9.5% per annum and payments commence October 1, 2000. The payments will be monthly with a final payment of $55,981.07 due September 1, 2010. The note is secured by a pledge and security agreement and stock purchase agreement (Stock of Able Montgomery, Inc.), dated December 31, 1998, and the assets of Andrew W. Schmidt with the note dated June 15, 2000. The income on the sale of the company in December 1998 and the accrued interest on the drawing of the new note are shown as deferred income to be realized on collection of the notes. The note and deferred income are being shown as non-current on the Balance Sheet at June 30, 2000.

Note 4          Inventories

                     Items                                                       2000                   1999
                     -----                                                       ----                   ----
                     Heating Oil                                               $155,953               $ 89,419
                     Diesel Fuel                                                 32,730                 37,596
                     Kerosene                                                     7,047                  4,709
                     Propane                                                      8,045                  5,541
                     Parts and Supplies                                          99,744                 92,714
                                                                              ---------              ---------
                          Total                                                $303,519               $229,979
                                                                              =========              =========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999 AND JUNE 30, 2000

Note 5         Notes Payable Bank

     The Agreement with Able Oil Company and PNC Bank, dated August 11, 1999, was amended July 14, 2000. The amended is as follows:

     1. The line of credit is increased from $500,000 to $750,000.

     2. The current expiration date is June 30, 2001.

     3. Security is hereby amended to reduce the required amount of pledged cash collateral from $972,000 to $490,000. This is represented by a first priority lien on collateral consisting of a Provident Institution Money Market Fund.

     4. Security is added by a guaranty and suretyship agreement with Able Energy, Inc., Able Propane, LLC, Able Energy Terminal, LLC, Able Oil Melbourne, Inc. and Able Energy New York, Inc. and will unconditionally jointly and severally guarantee payment to the Bank.

     5. A security agreement granting the bank a first priority perfected lien on the existing and future personal property of Able Oil Company and the companies listed in item 4 above. Notwithstanding the aforesaid requirement, the named entities may finance the acquisition of equipment with other financial parties by way of true leases or financing leases having an aggregate outstanding balance of $1,000,000 at any given time, providing to such third party financers liens upon the equipment thus financed, which liens shall be superior in priority to the lien of the bank in any such equipment.

     6. The agreement calls for certain financial covenants commencing with the fiscal year end 2000.

     The line of credit bears an interest rate of Prime minus one-half (1/2%) with an outstanding balance of $292,228 at June 30, 2000.

     There is a term loan with PNC Bank which was refinanced for a total of $675,000 on June 12, 1998 with a current interest rate of 8.15%. The balance at June 30, 2000 is $225,000 and has one year to maturity.

Note 6          Long-Term Debt

     Mortgage note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total note is $145,000. The note is payable in the monthly amount of principal and interest of $1,721.18 with and interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009 which is the final payment. The note is secured by a mortgage made by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horican Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at June 30, 2000 was $136,618.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999 AND JUNE 30, 2000






Note 6          Long-Term Debt (cont'd)

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

     The Note is collateralized by the property and equipment purchased and assignment of the leases. The balance due on this Note at June 30, 2000 was $650,000.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999 AND JUNE 30, 2000



Note 7          Income Taxes

     Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

     The differences between the statutory Federal Income Tax and Income Taxes Continuing Operation is accounted for as follows:

                                                                                     2000

                                                                                                     Percent of
                                                                                                        Pretax
                                                                                Amount                  Income

Statutory Federal Income Tax                                                  $199,200                    34.0%

Increase resulting from State Income
Tax, net of Federal Tax benefit                                                 54,300                     5.9%
                                                                              --------                   -----

Income Taxes                                                                  $253,500                    39.9%
                                                                              ========                   =====

Income Taxes consist of:
 Current                                                                      $249,500
 Deferred                                                                        4,000
                                                                             ---------
    Total                                                                     $253,500
                                                                              ========

                                                                                   1999

                                                                                                      Percent of
                                                                                                         Pretax
                                                                                Amount                   Income

Statutory Federal Income Tax                                                  $210,700                    34.0%

Increase resulting from State Income
Tax, net of Federal Tax benefit                                                 61,310                     5.9%
                                                                              --------                   -----

Income Taxes                                                                  $272,010                    39.9%
                                                                              ========                   =====

Income Taxes consist of:
 Current                                                                      $264,860
 Deferred                                                                        7,150
                                                                             ---------
    Total                                                                     $272,010
                                                                              ========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999 AND JUNE 30, 2000



Note 7          Income Taxes (cont'd)

     The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:

                                                                                             2000

                                                                                   Temporary                 Tax
                                                                                  Difference               Effect

Depreciation                                                                    $ (189,389)            $ (60,201)
Allowance for Doubtful Accounts                                                     157,974                44,235
Gain on Sale of Subsidiary                                                           18,766                 4,035

                                                                                             1999

                                                                                   Temporary                 Tax
                                                                                  Difference               Effect

Depreciation                                                                     $(172,590)             $(58,381)
Allowance for Doubtful Accounts                                                      69,235                16,695
Gain on Sale of Subsidiary                                                           18,766                 4,275

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999 AND JUNE 30, 2000


Note 8         Commitments and Contingencies (cont'd)


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

Note 10          Franchising

     The Company has begun operations to sell franchises permitting the operation of a franchised business specializing in residential and commercial sales of fuel oil, diesel fuel, gasoline, propane and related services. The Company will provide training, advertising and use of Able credit for the purchase of product, among other things, as specified in the Agreement. The franchisee has an option to sell the business back to the Company after two (2) years of operations for a price calculated per the Agreement. The Company has signed its first franchise agreement in June 2000. The franchisee has paid the company the following:

     1. A non-refundable franchise fee of $25,000 which is currently in deferred income as operations are to begin in September 2000.

     2. An advertizing deposit of $15,000 and a $5,000 escrow deposit. This $20,000 is shown as an Escrow Deposit liability. The $15,000 will be charged to advertising as the funds are used.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999 AND JUNE 30, 2000




Note 11          Per Share Information

     Per share information has been computed based on the weighted average number of shares. The shares give effect to a 1,000-for-1 stock spilt by the Company and its public offering of 1,000,000 shares.


Note 12          Extraordinary Item

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

Results of Operations

     Three months ended June 30, 2000, compared to the three months ended June 30, 1999.

     The Company reported revenues of $4,851,781 for the three months ended June 30, 2000, an increase of 43.68% over the prior year's revenues of $3,376,760 for the same three month period. This increase can be attributed to increased customer base, increased sales as a result of cooler weather in the Northeast during this quarter and an increase in the price of products sold by the Company above the price of the prior year. The acquisition of B & B Fuels increased sales for the quarter by approximately $238,000. Increased revenues can also be attributable to increased marketing efforts.

     Gross profit margin, as a percentage of revenues, for the three months ended June 30, 2000, increased to 17.44% of net revenues, representing an increase of 2.69% over a margin of 14.75% for the same quarter on year ago. The increase in margin is primarily a result of increased customer base of home heating oil customers and better control of cost/price relationship.

     Selling, General and Administrative expenses increased by $472,528 or 74.01% from $638,427 for the three months ended June 30, 1999 to $1,110,955 for the three months ended June 30, 2000. This increase was attributable to the operations of two subsidiaries formed in August 1999 of approximately $101,000 and an increase in insurance, advertising, professional fees, labor costs and benefits.

     Operating Loss for the three months ended June 30, 2000 was $433,289, an increase of 75.02% over the Company's operating loss of $247,564 for the three months ended June 30, 1999. This increase in operating loss was attributable to the Company's marketing program, additional staff which was carried over from the winter months and exploring new ventures which increased professional fees and other costs.

     Net Loss for the three months ended June 30, 2000 increased by $75,702 or 47.16% to $236,216 as compared to the previous year. This increase in net loss was the result of greater marketing costs, sales promotion and higher staff salaries which were carried over from the winter months that were more productive than the prior year.

     Six months ended June 30, 2000, compared to the six months ended June 30, 1999.

     The Company reported revenues of $15,966,984 for the six months ended June 30, 2000, an increase of 67.06% over the prior year's revenues of $9,557,695 for the same six month period. This increase can be attributed to increased sales as a result of cooler weather in the Northeast during the March quarter and April and an increase in the price of products sold by the Company above the price of the prior year. The acquisition of B & B Fuels increases sales for the six months by approximately $735,000. Increased revenues can also be attributable to increased marketing efforts

     Gross profit margin, as a percentage of revenues, for the six months ended June 30, 2000 decreased to 18.31% of net revenues, representing a decrease of 5.25% over a margin of 23.56% for the same six month period one year ago. The reduction in margin is primarily a result of unstable retail prices for home heating oil caused by a large raise in product cost.

     Selling, General and Administrative expenses increased by $656,190 or 49.01% from $1,339,000 for the six months ended June 30, 1999 to $1,995,190 for the six months ended June 30, 2000. These expenses can be attributable to an increase in the size of general operations of the Company, including the operations of two subsidiaries formed in August 1999 of approximately $181,000 and an increase in marketing, insurance, wages and benefits.

     Operating Income for the six months ended June 30, 2000 was $590,676, a decrease of 15.30% over the Company's operating income of $697,370 for the six months ended June 30, 1999. This decrease in operating income was attributable to lower gross margin caused by unstable prices for home heating oil, increased insurance, labor cost and benefits.

     Net income for the six months ended June 30, 2000 increased by $78,531 or 19.81% as compared to the same period in the previous year. This increase in net income is a direct result of continued sales growth which more than off-set the increased product and operating cost. Income from the two new subsidiaries formed in August 1999 was approximately $90,000.

     Depreciation and amortization expense for the six months ended June 30, 2000 was $338,100, an increase of $122,660 for the six months ended June 30, 1999. Amortization relates to the amortization of customer lists, being amortized over 15 years and two Non-Compete Agreements amortized over 5 years , per the agreements. The increased depreciation relates to the purchase of additional trucks and other equipment in 1999 and the acquisition of equipment on the B & B Fuels purchase and the purchase of the Company's facility in Rockaway, New Jersey. Both acquisitions took place in August 1999.

     Interest expense for the six months ended June 30, 2000 was $98,100 as compared to $76,940 for the six months ended June 30, 1999. This increase was due to debt incurred in connection with the acquisitions of B & B Fuels (New
York), the property in Rockaway, New Jersey, and additional trucks and other equipment.


Liquidity and Capital Resources

     For the six months ended June 30, 2000, compared to the six months ended June 30, 1999, the Company's cash position decreased by $3,840,685 from $6,107,665 to $2,266,980. For the year ended December 31, 1999, cash of $5,867,100 was generated from the Company's initial public offering. For the year ended December 31, 1998, cash was generated through operations, net income and collections of customer advance payments.

     The Company has the following Agreement with its primary financial institution. The company's credit line was increased by $250,000 to $750,000 at 1/2% below prime, the outstanding balance is $292,228 at June 30, 2000. The Company has a three year term loan of $675,000 with a balance of approximately $225,000 at June 30, 2000. The Agreement with the bank has a current expiration date of June 30, 2001.

     The Company received net proceeds from its initial public offering in an amount of $5,867,100. The Company believes that the net proceeds of this offering, coupled with the bank agreements and income from operations, will fulfill the Company's working capital needs for the next 12 months. As the Company continues to grow, investigate new ventures, and strengthens its infrastructure to position itself for additional growth, bank borrowings, or other debt placements and equity offerings may be considered, in part, or in combination, as the Company's situation warrants.

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

                           PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings

                  None.

ITEM 2.           Changes in Securities and Use of Proceeds

                  None.

ITEM 3.           Defaults Upon Senior Securities

                  None.

ITEM 4.           Submission of Matters to a Vote of Securityholders

                  On June 23, 2000, the Company held its Annual Meeting of stockholders. The stockholders re-elected all six members to the Company's Board of Directors for the coming year, approved the Company's 2000 Employee Stock Purchase Plan, approved the Company's 2000 Employee Stock Bonus Plan, and ratified the appointment of Simontacchi & Company LLP as the Company's independent auditors for the fiscal year ending December 31, 2000.

ITEM 5.           Other Events

                  None.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits

                           Exhibit 27: Financial Data Schedule

                  (b) Reports on Form 8-K

                           The Company did not file any reports on Form 8-K during the three month period ended June 30, 2000.

                                   SIGNATURES


     Pursuant to the Requirements of the Securities and Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized


                                                               ABLE ENERGY, INC.



August 14, 2000                                        By: /s/Timothy Harrington
                                                              Timothy Harrington
                                                         Chief Executive Officer