Form 10QSB
period 2000-09-30
ABLE ENERGY INC
filed 2000-11-14
CIK 1065728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
    (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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


         Indicate by check X whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 7, 2000, 2,000,000 shares, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.

                                TABLE OF CONTENTS



                                                                                            PAGE


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

         Accountants' Report                                                                     3

         Consolidated Balance Sheets as of December 31, 1999 and
            September 30, 2000                                                                   4 - 5

         Consolidated Statements of Operations for the three and nine
            months ended September 30, 2000 and September 30, 1999                               6

         Consolidated Statement of Stockholders' Equity nine months
            ended September 30, 2000                                                             7

         Consolidated Statements of Cash Flows for the nine months
            ended September 30, 2000 and 1999                                                    8

         Notes to Unaudited Financial Statements                                                 9 - 19


To the Board of Directors
Able Energy, Inc.
Rockaway, New Jersey 07866


                         Independent Accountants' Report

We have reviewed the condensed consolidated balance sheet of Able Energy, Inc. and Subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999 and the consolidated statement of stockholders' equity for the nine months ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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





Rockaway, New Jersey
November 7, 2000

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                            ASSETS

                                                                                               September               December 31,
                                                                                               30, 2000                    1999
                                                                                              (Unaudited)                Audited

Current Assets:
    Cash                                                                                  $ 2,708,560                   $ 2,926,412
    Accounts Receivable (Less Allowance for Doubtful
     Accounts of ($157,974) at 12/31/99 and ($157,974) 9/30/00                              2,289,457                     1,996,500
    Inventory                                                                                 867,248                       229,979
    Notes Receivable - Current Portion                                                         16,798                        61,748
    Miscellaneous Receivable                                                                   65,223                        22,640
    Prepaid Expense                                                                            64,631                        48,826
    Prepaid Expense - Income Taxes                                                            119,951                       119,951
    Deferred income Tax                                                                        48,270                        48,270
    Due From Officer                                                                           44,690                        44,690
                                                                                           ----------                   -----------
        Total Current Assets                                                                6,224,828                     5,499,016
                                                                                           ----------                   -----------

Property and Equipment:
    Land                                                                                      451,925                       451,925
    Building                                                                                1,106,850                     1,008,250
    Trucks                                                                                  2,265,545                     2,236,508
    Fuel Tanks                                                                                994,942                       836,790
    Machinery and Equipment                                                                   345,233                       346,198
    Leasehold Improvements                                                                    192,364                       187,364
    Cylinders                                                                                 364,940                       319,490
    Office Furniture and Equipment                                                             42,666                        14,841
     Web Site Development Costs                                                             2,207,888                       -
                                                                                           ----------                   -----------
                                                                                            7,972,353                     5,401,366
    Less: Accumulated depreciation                                                          1,635,100                     1,266,201
                                                                                           ----------                   -----------
        Net Property and Equipment                                                          6,337,253                     4,135,165
                                                                                           ----------                   -----------

Other Assets:
    Deposits                                                                                  109,810                        94,625
    Notes Receivable - Less Current Portion                                                   193,814                       126,863
    Customer List, Less Amortization of 1999 ($125,045), and
      2000 ($156,594).                                                                        454,256                       485,805
    Covenant Not to Compete, Less Amortization of 1999
     ($125,123) and 2000 ($167,658).                                                          115,909                       158,444
                                                                                         ------------                  ------------
         Total Other Assets                                                                   873,789                       865,737
                                                                                         ------------                  ------------

        Total Assets                                                                      $13,435,870                   $10,499,918
                                                                                          ===========                   ===========


                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       LIABILITIES & STOCKHOLDERS' EQUITY




                                                                                       September 30,               December 31,
                                                                                                2000                       1999
                                                                                         (Unaudited)                  (Audited)
Current Liabilities:
    Accounts Payable                                                                     $ 1,795,923                $ 1,638 699
    Note Payable - Bank                                                                      711,652                    201,214
    Current Portion of Long-Term Debt                                                        567,195                    789,978
    Accrued Expenses                                                                         917,023                    260,818
    Customer Advance Payments                                                              1,755,878                    156,738
    Current Portion of Deferred Income                                                             -                     14,548
    Escrow Deposits                                                                           35,000                     15,000
                                                                                        ------------                -----------
        Total Current Liabilities                                                          5,782,671                  3,076,995


Deferred Income: less current portion                                                         88,857                     53,342
Deferred Income Taxes                                                                         59,191                     56,201
Long Term Debt: less current portion                                                       1,756,683                  1,529,444
                                                                                        ------------                -----------
        Total Liabilities                                                                  7,687,402                  4,715,982
                                                                                        ------------                -----------

Stockholders' Equity:
    Common Stock
    Authorized 10,000,000 Shares, Par Value $.001 per
       share Issued and Outstanding 2,000,000 shares                                           2,000                      2,000
    Paid in Surplus                                                                        5,662,775                  5,662,775
    Retained Earnings                                                                         83,693                    119,161
                                                                                        ------------                -----------
        Total Stockholders' Equity                                                         5,748,468                  5,783,936
                                                                                        ------------                -----------

        Total Liabilities and Stockholders' Equity                                       $13,435,870                $10,499,918
                                                                                         ===========                ===========











                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)




                                                         Three Months September 30,    Nine Months Ended September 30,



                                                          2000            1999            2000           1999
                                                          ----            ----            ----           ----
Net Sales                                            $  5,872,015    $  3,382,508    $ 21,838,999    $ 12,940,203

Cost of Sales                                           5,268,106       3,334,807      18,311,124      10,640,692
                                                     ------------    ------------    ------------    ------------

   Gross Profit                                           603,909          47,701       3,527,875       2,299,511
                                                     ------------    ------------    ------------    ------------

Expenses
   Selling, General and Administrative Expenses         1,132,622         761,476       3,127,812       2,100,476
   Depreciation and Amortization Expense                  171,528         124,790         509,628         340,230
                                                     ------------    ------------    ------------    ------------
      Total Expenses                                    1,304,150         886,266       3,637,440       2,440,706
                                                     ------------    ------------    ------------    ------------

   Income (Loss) From Operations                         (700,241)       (838,565)       (109,565)       (141,195)
                                                     ------------    ------------    ------------    ------------

Other Income (Expenses):
   Interest and Other Income                              117,273          60,247         262,558         108,301
   Interest Expense                                       (45,165)        (53,424)       (143,265)       (130,364)
   Loss on Abandonment of Fixed Assets                       --              --           (42,206)           --
                                                     ------------    ------------    ------------    ------------
      Total Other Income (Expenses)                        72,108           6,823          77,087         (22,063)
                                                     ------------    ------------    ------------    ------------

   Income (Loss) Before Provision for Income Taxes
    and Extraordinary Item                               (628,133)       (831,742)        (32,478)       (163,258)

Provision (Reduction) for Income Taxes                   (250,510)       (305,320)          2,990         (33,310)
                                                     ------------    ------------    ------------    ------------

   Net Income (Loss) - Continuing Operations             (377,623)       (526,422)        (35,468)       (129,948)

   Extraordinary Item                                        --            55,019            --            55,019
                                                     ------------    ------------    ------------    ------------

Net Income (Loss)                                    $   (377,623)   $   (471,403)   $    (35,468)   $    (74,929)
                                                     ============    ============    ============    ============

Net Income (Loss) Per Share - Continuing             $       (.19)   $       (.39)   $       (.02)   $       (.09)
                                                     ------------    ------------    ------------    ------------
Operations
                                                     $       --      $        .04    $       --      $        .04
                                                     ------------    ------------    ------------    ------------
Extraordinary Item - Per Share
                                                     $       (.19)   $       (.35)   $       (.02)   $       (.05)
                                                     ------------    ------------    ------------    ------------
    Net Income (Loss) Per Share

Weighted Average Number of Common Shares                2,000,000       1,366,300       2,000,000       1,366,300
  Outstanding                                        ============    ============    ============    ============







                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                   (UNAUDITED)





                                        Common Stock
                                      .001 Par Value
                                                            Additional                  Total
                                                             Paid-in      Retained  Stockholders'
                                  Shares        Amount       Surplus      Earnings     Equity

Balance - January 1, 2000       2,000,000    $    2,000    $5,662,775   $  119,161   $5,783,936

Net Loss                                                                   (35,468)     (35,468)
                               ----------    ----------    ----------   ----------   ----------

Balance - September 30, 2000    2,000,000    $    2,000    $5,662,775   $   83,693   $5,748,468
                               ==========    ==========    ==========   ==========   ==========



















                             See Accompanying Notes
                                        7

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                               NINE MONTHS ENDED SEPTEMBER 30
                                                                                             UNAUDITED

                                                                                                  2000                     1999
                                                                                                  ----                     ----
Cash Flows From Operating Activities
   Net Income (Loss) - Continuing Operations                                                     $ (35,468)              $ (129,948)
   Adjustments to Reconcile Net Income to Cash
   used by Operating Activities:
      Depreciation and Amortization                                                                509,628                  340,230
      Extraordinary Item - Net                                                                           -                   55,019
      Loss on Disposition of  Equipment                                                             42,206                        -
      (Increase) Decrease in:
         Accounts Receivable                                                                      (292,957)                (237,418)
         Inventory                                                                                (637,269)                (123,115)
         Prepaid Expenses                                                                          (15,805)                 (21,595)
         Deposits                                                                                  (15,185)                   9,364
      Increase (Decrease) in:
         Accounts Payable                                                                          157,224                 (249,509)
         Accrued Expenses                                                                          656,205                  259,270
         Other Taxes Payable                                                                             -                   17,477
         Customer Advance Payments                                                               1,599,140                  (43,916)
         Income Taxes Payable                                                                            -                  (10,002)
         Deferred income Taxes                                                                       2,990                    5,839
         Deferred Income                                                                            20,967                   (4,849)
                                                                                              ------------            -------------
           Net Cash Provided (Used) by Operating Activities                                      1,991,676                 (133,153)
                                                                                              ------------            -------------

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                             (471,950)              (1,957,099)
   Web Site Development Costs                                                                   (2,207,888)                       -
   (Increase)  Decrease in Shareholder's Loan                                                            -                  (10,517)
    Note and Other Receivables                                                                    (64,584)                    1,286
    Purchase of intangible Assets                                                                        -                 (139,850)
                                                                                              ------------            -------------
          Net Cash Used  By Investing Activities                                                (2,744,422)              (2,106,180)
                                                                                              ------------            -------------

Cash Flows From Financing Activities
   Increase in Notes Payable                                                                       510,438                1,371,591
   Decrease in Long-Term Debt                                                                     (495,544)                (846,414)
   Increase in Long-Term Debt                                                                      500,000                        -
   Increase Escrow Deposit Payable                                                                  20,000                        -
   Funds from Sale of Common Stock                                                                       -                5,660,775
                                                                                              ------------            -------------
           Net Cash Provided  By Financing
          Activities                                                                               534,894                6,185,952
                                                                                              ------------            ------------

Net (Decrease) Increase In Cash                                                                  (217,852)                3,946,619
Cash - Beginning of Year                                                                         2,926,412                  125,844
                                                                                              ------------            ------------
Cash - End of Year                                                                              $2,708,560               $4,072,463
                                                                                                ==========               ==========

The Company had Interest Cash Expenditures of:                                                 $   143,265              $   130,364
The Company had Tax Cash Expenditures of:                                                      $         -              $    25,002




                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENT

                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000




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

          The Company is the majority owner of a newly formed subsidiary, Price Energy.Com, which is in the process of establishing a Web Site for the sale of energy products through a network of suppliers originally on the East coast of the United States. The Web Site became active in October 2000.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000


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

          Minority Interest

          the minority interest in Price Energy.Com is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount, as such, the losses have been charged against the Company, the majority owner. The loss for the period ended September 30, 2000 is $102,404.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000



Note 2         Summary of Significant Accounting Policies (cont'd)

          Property and Equipment (cont'd)

          Expenditures for maintenance and repairs are charged to expense as incurred whereas expenditures for renewals and betterments are capitalized.

          The cost and related accumulated depreciation of assets sold or otherwise disposed of during the period are removed from the accounts. Any gain or loss is reflected in the year of disposal.

          Web Site Development Costs

          Costs of $2,207,888 incurred in the developmental stage for computer hardware and software have been capitalized in accordance with accounting pronouncement SOP98-1. The costs will be amortized on a straight line basis during the estimated useful life.

          Intangible Assets

          Intangibles are stated at cost and amortized as follows: Customer Lists of $571,000 and Covenant Not To Compete of $183,567 related to the Connell's Fuel Oil Company acquisition on October 28, 1996, by Able Oil Company are being amortized over a straight-line period of 15 and 5 years, respectively. The current period amortization also includes a customer list of $39,850 and Covenant Not To Compete of $100,000 relating to the acquisition from B & B Fuels on August 27, 1999, is being amortized over a straight-line period of 10 and 5 years, respectively. The amortization for the nine months ended September 30, 2000 is $56,085.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000


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

          Financial instruments which potentially subject the Company to concentrations of credit risk consists of checking and savings accounts with several financial institutions in excess of insured limits. The excess above insured limits is approximately $1,737,235. The Company does not anticipate non-performance by the financial institution.

          Cash

          For the purpose of the statement of cash flows, cash is defined as balance held in corporate checking accounts and money market accounts.

          Advertising Expense

          Advertising costs are expensed at the time the advertisement appears in various publications and other media. The expense was $305,615 for the nine months ended September 30, 2000.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000


Note 3    Notes Receivable (cont'd)

          The note is secured by a pledge and security agreement and stock purchase agreement (Stock of Able Montgomery, Inc.), dated December 31, 1998, and the assets of Andrew W. Schmidt with the note dated June 15, 2000. The income on the sale of the company in December 1998 and the accrued interest on the drawing of the new note are shown as deferred income to be realized on collection of the notes. The note and deferred income are being shown as non-current on the Balance Sheet at September 30, 2000.

Note 4          Inventories

                     Items                                                        2000                  1999
                     -----                                                        ----                  ----
                     Heating Oil                                               $703,833               $ 89,419
                     Diesel Fuel                                                 54,661                 37,596
                     Kerosene                                                     8,205                  4,709
                     Propane                                                      9,055                  5,541
                     Parts and Supplies                                          91,494                 92,714
                                                                              ---------              ---------
                          Total                                                $867,248               $229,979
                                                                               ========               ========


Note 5         Notes Payable Bank

          The Agreement with Able Oil Company and PNC Bank, dated August 11, 1999, was amended July 14, 2000. The amended is as follows:

  1. The line of credit is increased from $500,000 to $750,000.

  2. The current expiration date is September 30, 2001.

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

  5. A security agreement granting the bank a first priority perfected lien on the existing and future personal property of Able Oil Company and the companies listed in item 4 above. Notwithstanding the aforesaid requirement, the named entities may finance the acquisition of equipment with other financial parties by way of true leases or financing leases having an aggregate outstanding balance of $1,000,000 at any given time, providing to such third party financiers liens upon the equipment thus financed, which liens shall be superior in priority to the lien of the bank in any such equipment.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000


Note 5         Notes Payable Bank (cont'd)

  6. The agreement calls for certain financial covenants commencing with the fiscal year end 2000.

     The line of credit bears an interest rate of Prime minus one-half (1/2%) with an outstanding balance of $711,652 at September 30, 2000.

     There is a term loan with PNC Bank which was refinanced for a total of $675,000 on June 12, 1998 with a current interest rate of 8.15%. The balance at September 30, 2000 is $170,000 and has nine months to maturity.

Note 6          Long-Term Debt

          Mortgage note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total note is $145,000. The note is payable in the monthly amount of principal and interest of $1,721.18 with and interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009 which is the final payment. The note is secured by a mortgage made by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horican Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at September 30, 2000 was $133,999.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000


Note 6          Long-Term Debt (cont'd)

          Interest shall be due and payable commencing on September 30, 1999 on the Reduced Principal Sum of the note on the last day of each month up to and including July 31, 2004.

          The Note is collateralized by the property and equipment purchased and assignment of the leases. The balance due on this Note at September 30, 2000 was $650,000.

Note 7          Income Taxes

          Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

          The differences between the statutory Federal Income Tax and Income Taxes Continuing Operation is accounted for as follows: 2000

                                                                                                      Percent of
                                                                                                        Pretax
                                                                                Amount                  Income

Statutory Federal Income Tax                                                    $1,950                    15.0%

Increase resulting from State Income
Tax, net of Federal Tax benefit                                                  1,040                     7.6%
                                                                               -------                   -----

Income Taxes                                                                    $2,990                    22.6%
                                                                                ======                   =====

Income Taxes consist of:
 Current                                                                       $   -0-
 Deferred                                                                        2,990
                                                                                ------
    Total                                                                       $2,990
                                                                                ======

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000



Note 7          Income Taxes (cont'd)

                                                                                   1999

                                                                                                      Percent of
                                                                                                        Pretax
                                                                                Amount                  Income

Statutory Federal Income Tax                                                 $(27,405)                  (15.0%)

Increase resulting from State Income
Tax, net of Federal Tax benefit                                                (5,905)                   (7.6%)
                                                                             --------                   ------

Income Taxes                                                                 $(33,310)                  (22.6%)
                                                                             ========                  =======

Income Taxes consist of:
 Current                                                                     $(27,775)
 Deferred                                                                      (5,535)
                                                                            ---------
    Total                                                                    $(33,310)
                                                                             ========


                  The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:

                                                                                                     2000

                                                                                   Temporary                 Tax
                                                                                  Difference               Effect

Depreciation                                                                    $ (192,389)            $ (59,191)
Allowance for Doubtful Accounts                                                     157,974                44,235
Gain on Sale of Subsidiary                                                           18,766                 4,035

                                                                                                     1999

                                                                                   Temporary                 Tax
                                                                                  Difference               Effect

Depreciation                                                                     $(179,190)             $(56,440)
Allowance for Doubtful Accounts                                                      73,335                20,530
Gain on Sale of Subsidiary                                                           18,766                 4,035


                       ABLE ENERGY, INC. AND SUBSIDIARIES

                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000



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

          Able Oil Company is under contract with Unocal to purchase #2 oil in the months of November and December 2000, and January, February and March 2001. The total is 26,000 barrels or 1,092,000 gallons. The average price which has been preset is $0.926 per gallon, or $1,011,654.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000


Note 9         Operating Lease (cont'd)

          The Company leased 9,800 square feet in the Rockaway Business Centre on Green Pond Road in Rockaway, New Jersey. The facility will be used as a call center and will combine the administrative operations in New Jersey in one facility. The lease has a term of five (5) years from August 1, 2000 through July 31, 2005. The rent for the first year is $7,145,83 per month and the second through fifth year is $7,431.67 per month, plus 20.5% of the building's annual operational costs and it's portion of utilities. The monthly rent, including Common Area Charges, as of October 2000 is $9,084 per month. The lease does not contain any option for renewal. The rent expense was $11,003 through September 30, 2000. The estimated future rents are as follows:

                                    Year Ended December 31,
                                            2000                                        $ 27,250
                                            2001                                         110,000
                                            2002                                         113,000
                                            2003-2005                                    290,000
                                                                                         -------
                                                     Total                              $540,250
                                                                                        ========

          The Company leased an additional facility on Route 46 in Rockaway, New Jersey. The lease has a term of one year from September 1, 1999 to August 31, 2000. The rent is $1,300 per month, $15,600 for the year, plus 10% of the increase in real estate taxes over the base year, 1999. The Company has the option to renew for five additional one-year terms. The renewals are at an increase of $100 per month during each renewal term. The estimated future rent upon one year renewal is $16,800. The Company vacated this leased facility in October 2000.

Note 10          Franchising

          The Company has begun operations to sell franchises permitting the operation of a franchised business specializing in residential and commercial sales of fuel oil, diesel fuel, gasoline, propane and related services. The Company will provide training, advertising and use of Able credit for the purchase of product, among other things, as specified in the Agreement. The franchisee has an option to sell the business back to the Company after two (2) years of operations for a price calculated per the Agreement. The Company has signed its first franchise agreement in September 2000. The franchisee has paid the company the following:

  1. A non-refundable franchise fee of $25,000 has been recorded as Other income. Operations began in September 2000.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000


Note 10          Franchising (cont'd)

  2. An advertising deposit of $15,000 and a $5,000 escrow deposit. This $20,000 is shown as an Escrow Deposit liability. The $15,000 will be charged to advertising as the funds are used.


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

          Results of Operations

          Three months ended September 30, 2000, compared to the three months ended September 30, 1999.

          The Company reported revenues of $5,872,015 for the three months ended September 30, 2000, an increase of 73.60% over the prior year's revenues for the same three month period. This increase can be attributed to increased customer base, increased sales as a result of cooler weather in the Northeast during this quarter and an increase in the price of products sold by the Company above the price of the prior year. The acquisition of B & B Fuels increased sales for the quarter by approximately $267,000. Increased revenues can also be attributable to increased marketing efforts.

          Gross profit margin, as a percentage of revenues, for the three months ended September 30, 2000, increased 8.87%, from 1.41% one year ago to 10.28% in 2000. The increase in margin is primarily a result of increased customer base of home heating oil customer and better control of cost/price relationship.

          Selling, General and Administrative expenses increased by $371,146, or 48.74%, from $761,476 for the three months ended September 30, 1999 to $1,132,622 for the three months ended September 30, 2000. This increase was attributable to the operations of two subsidiaries formed in August 1999 of approximately $71,000, start up costs of a new subsidiary, Price Energy.Com of salaries and computer consulting costs of approximately $101,000, and an increase in insurance, advertising, professional fees, labor costs, and benefits.

          Operating loss for the three months ended September 30, 2000 was $700,241, a decrease of 16.50% over the Company's operating loss of $838,565 for the three months ended September

     30, 1999. This operating loss was attributable to the Company's marketing program, additional staff, and exploring and start-up of a new venture which increased professional fees and other costs.

          The unusual loss for the period was exacerbated by a number of events and investments which should lead to longer term growth and efficiency of operations for the Company. The Company centralized its administrative operations in a new leased call center in Rockaway, New Jersey, in preparation for its busy fall and winter months. The Company invested in a new subsidiary Price Energy. Com for energy sales via the internet. The Company has invested in higher advertising and wireless technology.

          Net loss for the three months ended September 30, 2000 decreased by $93,780, or 19.90%, to $377,623 as compared to the same period for the previous year loss of $471,403. This net loss was the result of greater marketing costs, sales promotion, higher staff salaries and start up costs of a new subsidiary.

          Nine months ended September 30, 2000, compared to the nine months ended September 30, 1999.

          The Company reported revenues of $21,838,999 for the nine months ended September 30, 2000, an increase of 68.77% over the prior year's revenues of $12,940,203 for the same nine month period. This increase can be attributed to increased sales as a result of cooler weather in the Northeast during the March quarter and April and an increase in the price of products sold by the Company above the price of the prior year. The acquisition of B & B Fuels increased sales for the nine months by approximately $1,000,000. Increased revenues can also be attributable to increased marketing efforts.

          Gross profit margin, as a percentage of revenues, for the nine months ended September 30, 2000, decreased to 16.15% of net revenues, representing an decrease of 1.62% over a margin of 17.77% for the same nine month period one year ago. This reduction in margin is primarily a result of unstable retail prices for home heating oil caused by a large raise in product cost.

          Selling, General and Administrative expenses increased by $1,027,336, or 48.91%, from $2,100,476 for the nine months ended September 30, 1999 to $3,127,812 for the nine months ended September 30, 2000. These expenses can be attributable to an increase in the size of general operations of the Company, including the operations of two subsidiaries formed in August 1999, start-up costs of a new subsidiary, Price Energy.Com, salaries and computer consulting costs of approximately $102,000, and an increase in marketing, insurance, wages and benefits.

          Operating Loss for the nine months ended September 30, 2000 was $ 109,565, in comparison to the Company's operating loss of $141,195 for the nine months ended September 30, 1999. This operating loss was attributable to lower gross margin caused by unstable prices for home heating oil, start-up of a new venture, increased insurance, labor costs and benefits.

          Net Loss for the nine months ended September 30, 2000 was $35,468 in comparison to a loss of $74,929 for the same period in previous year. This net loss was the result of a reduction in margin primarily a result of unstable retail prices for home heating oil, additional marketing, start-up of a new venture and increased operating expenses with concentration on growth.

          Depreciation and amortization expense for the nine months ended September 30, 2000 was $509,628, an increase of $169,398 for the nine months ended September 30, 1999.

          Amortization relates to the amortization of customer lists, being amortized over 15 years and two Non-Compete Agreements amortized over 5 years, per the agreements. The increased depreciation relates to the purchase of additional trucks and other equipment in 1999, and the acquisition of equipment on the B & B Fuels purchase and the purchase of the Company's facility in Rockaway, New Jersey. Both acquisitions took place in August 1999.

          Interest expense for the nine months ended September 30, 2000, was $143,265 as compared to $130,364 for the nine months ended September 30, 1999. This increase was due to debt incurred in connection with the acquisition of B & B Fuels (New York), the property in Rockaway, New Jersey, and additional trucks and other equipment.

          Liquidity and Capital Resources

          For the nine month period ended September 30, 2000, compared to the nine months ended September 30, 1999, the Company's cash position decreased by $1,363,903 from $4,072,463 to $2,708,560. For the nine months ended
     September 30, 1999, cash of $5,867,100 was generated from the Company's initial public offering. For the nine months ended September 30, 2000, cash was generated through operations, net income and collections of customer advance payments.

          The Company has the following Agreement with its primary financial institution. The company's credit line was increased by $250,000 to $750,000 at 1/2% below prime, the outstanding balance is $711,652 at September 30, 2000. The Company has a three year term loan of $675,000 with a balance of approximately $170,000 at September 30, 2000. The Agreement with the bank has a current expiration date of June 30, 2001.

          The Company received net proceeds from its initial public offering in an amount of $5,867,100. The Company believes that the net proceeds of this offering, coupled with the bank agreements and income from operations, will fulfill the Company's working capital needs for the next 9 months. As the Company continues to grow, investigate new ventures, and strengthens its infrastructure to position itself for additional growth, bank borrowings, or other debt placements and equity offerings may be considered, in part, or in combination, as the Company's situation warrants.

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

                  None.

ITEM 5.           Other Events

                  None.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits

                           Exhibit 27: Financial Data Schedule

                  (b) Reports on Form 8-K

                           The Company did not file any reports on Form 8-K during the three month period ended September 30, 2000.

                                   SIGNATURES


     Pursuant to the Requirements of the Securities and Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized


                                                        ABLE ENERGY, INC.



November 14, 2000                              By: /s/Timothy Harrington
                                                      Timothy Harrington
                                                      Chief Executive Officer