Form 10KSB
period 2000-12-31
ABLE ENERGY INC
filed 2001-04-02
CIK 1065728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Calendar year ended December 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                               198 Greenpond Road
                               Rockaway, NJ 07866
              (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (973) 625-1012

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par value $.001 Per Share
                                (Title of class)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     The Issuer's Revenues for the Most Recent Fiscal Year $31,730,760

     The aggregate market of the voting stock held by non-affiliates of the registrant was approximately $2,625,000 as of the close of business on March 22, 2001.

     The number of shares of Common Stock, $.001 par value, outstanding as of March 2001 was 2,000,000.


Documents Incorporated by Reference:

     Reference is made in Part III of this Report to the Company's Registration Statement, filing Number 333-51909, filed with the SEC on July 15, 1998, which is hereby incorporated by reference.

     Reference is made in Part III of this Report to the Company's Registration Statement, filing Number 333-51909, filed with the SEC on November 6, 1998, which is hereby incorporated by reference.

     Reference is made in Part III of this Report to the Company's Registration Statement, filing Number 333-51909, filed with the SEC on April 15, 1999, which is hereby incorporated by reference.

     Reference is made in Part III of this Report to the Company's Registration Statement, filing Number 333-51909, filed with the SEC on May 17, 1999, which is hereby incorporated by reference.

     Transitional Small Business Disclosure Format: Yes ______; No _X_____

                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS


History

         Able Energy was incorporated on March 13, 1997 in the state of Delaware, to act as a holding company for five operating subsidiaries: Able Oil; Able Propane; Able Melbourne; Able Montgomery and A&O.

         In August 1999, the company formed a wholly-owned subsidiary, Able Energy Terminal, LLC for the sole purpose of purchasing property located at 344 Route 46 in Rockaway, New Jersey for the Company's operations.

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

         In October 2000, the Company began operations of a majority-owned subsidiary, PriceEnergy.com, Inc. PriceEnergy was developed in order to bring about efficient transactions in the liquid fuels market by streamlining the ordering and delivery process utilizing Internet technology.




Overview

         The Company is engaged in the retail distribution of, and the provision of services relating to, fuel oil, propane gas and diesel fuel. In addition to selling home energy products, the Company offers complete HVAC (heating, ventilation and air conditioning) installation and repair and also markets other petroleum products to commercial customers, including diesel fuel, gasoline and lubricants.

         In fiscal year 1998, sales of home heating oil accounted for approximately 70% of the Company's revenues. The remaining 30% of revenues were from sales of gasoline, diesel fuel, kerosene, propane and related sales. The Company serves approximately 20,000 home heating oil customers from three locations, of which two are located in New Jersey and one is located in Florida.

         The Company also provides installation and repair of heating equipment as a service to its customers. The Company considers service and installation services to be an integral part of its business. Accordingly, the Company regularly provides service incentives to obtain and retain customers. The Company provides home heating equipment repair service on a 24 hours-a-day, seven days-a-week basis, generally within two hours of request. Except in isolated instances, the Company does not provide service to any person who is not a customer.

         The Company believes that it obtains new customers and maintains existing customers by offering full service home energy products at discount prices, providing quick response refueling and repair operations, providing automatic deliveries to customers by monitoring historical use and weather patterns, and by providing customers a variety of payment options. The Company also regularly provides service incentives to obtain and retain customers. The Company aggressively promotes its service through a variety of direct marketing media, including mail and telemarketing campaigns, by providing discounts to customers who refer new customers to the Company, and through an array of advertising, including television advertisements and billboards, which aim to increase brand name recognition. The Company believes that this focused marketing strategy has been key to its success.

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


Retail Fuel Oil

         The Company's retail fuel oil distribution business is conducted through its subsidiaries Able Oil and Able Melbourne. The Company serves both residential and commercial fuel oil accounts. The Company sells premium quality home heating oil to its residential customers offering delivery seven days-a-week. To its commercial customers, in addition to selling home heating oil, the Company sells diesel fuel, gasoline and kerosene. The Company also provides an oil burner service that is available 24 hours-a-day for the maintenance, repair and installation of oil burners. These services are performed on an as needed basis. Customers are not required to enter into service contracts to utilize the Company's service department, however the Company does offer such service contracts if desired.

         Approximately 50% of the Company's customers receive their home heating oil pursuant to an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled by computer, based on each customer's historical consumption patterns and prevailing weather conditions. Customers can also order deliveries of home heating oil through the Company's Web site located at www.ableenergy.com. The Company delivers home heating oil approximately six times each year to the average customer. The
Company bills customers promptly upon delivery or receives payment upon delivery. The Company's customers can pay for fuel deliveries with cash, check or credit card.

         In addition, approximately 10% of the Company's total sales are made to customers pursuant to an agreement which pre-establishes the maximum annual sales price of fuel oil and is paid by customers over a ten month period in equal monthly installments. Such prices are renegotiated in April of each year and the Company has historically purchased fuel oil for these customers in advance and at a fixed cost.

         The Company delivers fuel with its own fleet of 19 custom fuel oil trucks and six owner-operator fuel oil delivery trucks. The Company's fuel trucks have fuel capacities ranging from 3,000 to 8,000 gallons. Each vehicle is assigned to a specific delivery route, and services between 4 and 40 customer locations per day depending on market density and customers' fuel requirements. The Company also operates 13 Company owned service vans and one owner-operated service vans, which are equipped with state of the art diagnostic equipment necessary to repair and/or install heating equipment. The number of customers each van serves mostly depends upon the number of service calls received on any given day.

Able Oil

         Able Oil was established in 1989 and is the Company's largest subsidiary, accounting for approximately 86% of the Company's total revenues in 2000. Able Oil is headquartered in Rockaway, New Jersey, and serves just under 23,000 oil customer accounts throughout northern New Jersey, mostly in Morris, Sussex, Warren, Passaic and Essex counties, from its distribution locations in Rockaway and Newton, New Jersey. Of these accounts, approximately 90% are residential customers and 10% are commercial customers.

         Generally, 19 of the Company's fuel oil trucks are reserved for use by Able Oil, of which 12 trucks operate from the Rockaway facility and seven trucks operate from the Newton, New Jersey, facility. In addition, Able Oil utilizes the services of six owner-operated trucks. Each owner operator is under contract; they are responsible for all of the vehicle operating expenses including insurance coverage. All of the trucks have the Company's logo on them.

         Able Oil's 19 fuel oil delivery trucks, and the six owner-operator trucks, acquire fuel inventory at the Company's facilities in Rockaway and Newton. Dispatch of fuel oil trucks is conducted at both the Rockaway and Newton facilities. Billing is conducted from Able Oil's corporate headquarters in Rockaway.

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

         Able Oil's oil burner service operates exclusively out of the Newton facility. Able Oil dispatches a total of 14 service vans, one of which is subcontracted from an owner-operator.


Able Melbourne

         Able Melbourne was established in July 1996, and is located in Cape Canaveral Florida. Presently, revenues from Able Melbourne account for approximately 4% of the Company's total revenues. Able Melbourne is engaged primarily in the sale of diesel fuel for commercial fleet fueling and other on-road vehicles, and dyed diesel fuel, which is used for off-road vehicles and purposes, including commercial and recreational fishing vessels, heating oil and generator fuel. Additionally, a small portion of Able Melbourne's revenues is generated from the sale of home heating oil, lubricants and lubricant products. Able Melbourne serves approximately 300 customer accounts in Brevard County, Florida, primarily in the Cape Canaveral Area.

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


Retail Propane Distribution

         The Company is engaged in the retail distribution of propane gas and propane equipment, and provides services related thereto through its subsidiary Able Propane. Able Propane, based in Rockaway, New Jersey, was established 1996 as part of the Company's efforts to increase market penetration through diversification. Able Propane serves approximately 2,600 accounts, the majority of which are located in northern New Jersey.

         Propane can be used for virtually all household and business utility applications. Of Able Propane's customers, approximately 60% use propane for hot water heating and cooking; approximately 10% use propane for pool heating; and approximately 30% use propane for home heating. Although burned as a gas, propane is transported as a liquid and stored in tanks that vaporize the liquid for use. Able Propane provides its customers with such tanks at no charge, and by doing so, remains such customer's exclusive supplier of propane. Able Propane employs a delivery system similar to the Company's retail oil distribution business, whereby customers receive propane deliveries pursuant to an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled by computer, based on each customer's historical consumption patterns and prevailing weather conditions.

         With a continued marketing effort, the Company believes that Able Propane has the opportunity to gain a larger share of the New Jersey energy market by converting electricity users to propane, and by encouraging owners of newly-constructed homes and buildings to select propane as their energy source. The Company also believes that the use of propane as an alternate fuel for cars, trucks and public transportation to meet clean air requirements, poses a great opportunity for future growth.

         Able Propane's base of operations is located in Rockaway, New Jersey, at the Company's headquarters. Currently, Able Propane has no propane storage facilities, and its only investment in propane inventory is what can be stored on its four propane delivery truck. The delivery trucks have the capacity to deliver 3,000 gallons of propane, and can service approximately 35 customers per day. Able Propane purchases wholesale propane on the spot market at local facilities. The Company is considering plans to lease or build a facility that would enable Able Propane to store approximately 30,000 gallons of propane.


PriceEnergy

         PriceEnergy started business in October 2000 and is a majority-owned subsidiary of Able Energy, Inc. PriceEnergy was developed in order to bring about efficient transactions in the liquid fuels market by streamlining the ordering and delivery process utilizing Internet technology. PriceEnergy has developed a business technology platform that enables the company to sell and deliver liquid fuels and related energy products. This has been possible by utilizing a branded distribution channel of dealers and Able Energy's own delivery network. By leveraging its proprietary web technology and wireless dispatch platform, PriceEnergy intends to achieve cost leadership and create a competitive advantage in the industry.

         PriceEnergy is currently completing its dealer network throughout New York, Pennsylvania, and New Jersey. Products and services will be ordered over the Internet and forwarded to the local dealer to schedule delivery. PriceEnergy receives payment and retains a four cent per gallon override on all oil ordered through the system.

         Once the proper dealer network is in place, the company expects that about 20 million gallons will be ordered in the following fiscal year. This will result in a minimum gross revenue stream of $800,000, which is approximately the break-even point of the enterprise.


Effect of Changes in General Economy

         The Company's business is relatively unaffected by business cycles. Because fuel oil, propane and gasoline are such basic necessities, variations in the amount purchased as a result of general economic conditions are limited.


         Customer Stability

         The Company has a relatively stable customer base due to the tendency of homeowners to remain with their traditional distributors. In addition, a majority of the home buyers tend to remain with the previous owner's distributor. As a result, the Company's customer base each year includes most customers retained from the prior year, or home buyers who have purchased from such customers. Like many other companies in the industry, the Company delivers fuel oil and propane to each of its customers an average of approximately six times during the year, depending upon weather conditions and historical consumption patterns. Most of the Company's customers receive their deliveries pursuant to an automatic delivery system, without the customer having to make an affirmative purchase decision each time home heating oil or propane is needed. In addition, the Company provides home heating equipment repair service on a seven-days-a-week basis.

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


         Seasonality

         The Company's business is directly related to the heating needs of its customers. Accordingly, the weather can have a material effect on the Company's sales in any particular year. Generally, however, the temperatures in the past thirty years have been relatively stable, and as a result, have not had a significant impact on the Company's performance, except on a short-term basis. In 1997 "El Nino" caused one of the warmest winters on record which impacted home heating oil sales during the 1997-1998 winter. Conversely, the winter of 2000-2001 was approximately 11% colder than normal, resulting in record revenues for Able Energy.

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


Wholesale Suppliers

         The Company has three supply contracts for the purchase of Number 2 Heating Oil, representing 10% of the Company's annual heating fuel purchases. The Company purchases its remaining fuel supplies on the spot market. The Company satisfies its inventory requirements with nine different suppliers, the majority of which have significant domestic fuel sources, and many of which have been suppliers to the Company for over 5 years. The Company's current suppliers are Ameranda Hess Corporation, Bayway Refining Co., Petron Oil Corporation, Star Enterprises, Louis Dreyfus Energy, Koch Industries, Co., Valero Marketing and Supply Co., and Sun Co., Inc. (R&M). The Company monitors the market each day and determines when to purchase its oil inventory and from whom. As of June 1998, the Company began storing supplies of fuel equal to a month's sales of fuel because of unusually low fuel prices.

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

         The purchaser of Able Montgomery issued to the Company a promissory note for the purchase price of Able Montgomery. On June 15, 2000, the promissory note was restructured to include the amount still due, plus an additional amount for purchases of oil and advertising, for a total principal amount of $175,000. Pursuant to the Stock Purchase Agreement, the Company agreed to indemnify the purchaser in certain circumstances, which include, any personal injury or property damage claims, or any environmental violation, caused by the Company prior to the closing of the sale of Able Montgomery. The purchaser agreed to indemnify the Company in certain circumstances, which include, the breach of any representation or warranty made by purchaser in the Stock Purchase Agreement or any of the other agreements executed by the purchaser in connection with the sale of Able Montgomery. Additionally, pursuant to the Stock Purchase Agreement, the purchaser agreed to enter into a Pledge and Security Agreement whereby the purchaser agreed to pledge to the Company all of the assets and outstanding shares of Able Montgomery, and grant to the Company a security interest in all of the assets of Able Montgomery, pending the satisfaction of the promissory note. The promissory note is payable 60 months from the date of the note and accrues interest at a rate of 9.5% per annum, payable to the Company in monthly installments.

         On June 27, 2000, the Company issued a franchise to an independent third party for exclusive rights to operate our franchised business in the Pocono Mountains, Pennsylvania. This franchise commenced business operations in September 2000. In conjunction with issuance of the franchise, the franchisee paid the company a non-refundable fee of $25,000, an advertising deposit of $15,000 and a $5,000 escrow deposit. The Company will provide training, advertising and use of Able credit for the purchase of product, among other things, as specified in the agreement. The franchisee has an option to sell the business back to the Company after two (2) years of operations pursuant to the agreement.


1998 Sale of A&O Subsidiary

         A&O was established in 1995 and was engaged in the business of environmental consulting and engineering. After assessing the potential profitability of A&O versus its potential liabilities, Management determined that it was in the Company's best interest to sell A&O. During the year ended December 31, 1999, A&O experienced a loss from operations of approximately $152,000 on revenues of $734,032. At December 31, 1999, A&O's liabilities were approximately $374,712 as compared to assets of $221,000. From its inception through year ended December 31, 1998, the Company, through Able Oil, advanced to A&O approximately $128,442. Pursuant to a Stock Purchase Agreement dated December 31, 1998, the Company sold all of the outstanding shares of common stock of A&O held by the Company to Owl Environmental, Inc. ("Owl"), one of A&O's subcontractors, for nominal consideration. Owl purchased such shares "as is" without recourse or express or implied warranty from the Company.


Product Lines

         In fiscal year 2000, sales of home heating oil accounted for approximately 62% of the Company's revenues. The remaining 38% of revenues were from sales of gasoline, diesel fuel, kerosene, propane and related sales. The Company also installs heating equipment and repairs such equipment on a 24 hours-a-day, seven days-a-week basis, generally within two hours of request.


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

         The Company has successfully expanded its customer base by employing a variety of direct marketing tactics, including telemarketing campaigns, billboards, mass and direct mailings, and by distributing hand-bills and promotional items, such as refrigerator magnets, sweatshirts and hats. Additionally, the Company's delivery personnel are an integral part of the Company's direct marketing activities. While in the field, drivers isolate potential new customers by taking note of where the Company is not servicing accounts, and act as salespersons for the Company. The Company offers its drivers and customer care representatives an incentive payment of $20 for each new automatic delivery customer and $10 for each conversion of an existing customer to automatic delivery.

         The Company uses advertising campaigns to increase brand recognition and expand its customer base, including radio and television advertisements, billboards, and newsprint and telephone directory advertisements. Additionally, the Company utilizes its fleet of fuel delivery trucks and service vans as moving advertisements by emblazoning them with the Company's logo.

         Historically, referrals have been an important part of the Company's efforts to expand its business and the Company offers incentives to customers who refer business. Customers who refer business receive either $30 or 25 gallons of heating oil at no charge for each new customer referred. The Company also offers other special limited time promotional offers to customers, designed to increase business in specific targeted business segments. The Company also encourages civic and religious organizations to refer business to the Company. As an incentive, the Company pays such organizations a donation for each of its members who become customers and a stipend based upon the members' fuel consumption.


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

         In December 2000, the Company was advised by the United States Patent and Trademark Office that its applications for registration for the "PriceEnergy.com" mark was assigned Serial No. 76/172083 and the "PriceEnergy.com The Energy Hotspot" mark was assigned Serial No. 76/171829, as of November 28, 2000.


Environmental Considerations and Regulation

         The Company has implemented environmental programs and policies designed to avoid potential liability under applicable environmental laws. The Company has not incurred any significant environmental compliance cost, and compliance with environmental regulations has not had a material effect on the Company's operating or financial condition. This is primarily due to the Company's general policies of closely monitoring its compliance with all environmental laws. In the future, the Company does not expect environmental compliance to have a material effect on its operations and financial condition. The Company's policy for determining the timing and amount of any environmental cost is to reflect an expense as and when the cost becomes probable and reasonably capable of estimation.

         On July 6, 2000, Able Oil received approval from the New Jersey Department of Environmental Protection a revised Discharge Prevention Containment and Countermeasure plan ("DPCC") and Discharge, Cleanup and Removal plan ("DCR") for the facility at 344 Route 46 East in Rockaway, New Jersey. This plan has receive approval and will be in effect for three years. The State of New Jersey requires companies which operate major fuel storage facilities to prepare such plans, as proof that such companies are capable of, and have planned for, an event that might be deemed by the State to be hazardous to the environment. In addition to these plans, Able Oil has this facility monitored on an ongoing basis to ensure that the facility meets or exceeds all standards required by the State.

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

         The regulations provide that, among other things, the Company's drivers must possess a commercial driver's licence with a hazardous materials endorsement. The Company is also subject to the rules and regulations concerning Hazardous Materials Transportation Act. For example, the Company's drivers and their equipment must comply with the DOT's pre-trip inspection rules, documentation regulations concerning hazardous materials (i.e. certificates of shipments which describe the type, and amount of product transported), and limitations on the amount of fuel transported, as well as driver "hours of service" limitations. Additionally, the Company is subject to DOT inspections that occur at random intervals. Any material violation of DOT rules or the Hazardous Materials Transportation Act may result in citations and/or fines upon the Company. In addition, the Company depends upon the supply of petroleum products from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The Company cannot determine the extent to which future operations and earnings may be affected by new legislation, new regulations and changes in existing regulations.

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


Employees

         As of December 31, 2000, the Company employed approximately 109 individuals. From October through March, the Company's peak season, the Company employs approximately 100 persons. From April through September, the Company employs approximately 65 persons. Currently, there are no organized labor unions representing any of the employees of Company or any of its related companies.

ITEM 2.       DESCRIPTION OF PROPERTY

         The Company's corporate headquarters are located in a 9,800 square foot facility in Rockaway, New Jersey. This facility accommodates the Company's corporate, administrative, marketing and sales personnel. The lease expires July 31, 2005 and carries an annual rent increasing from $109,000 to $290,000 over the term of the lease. The Company owns the property located at 344 Route 46 in Rockaway, New Jersey. This facility accomodates the Company's fuel terminal, including fuel storage tanks, truck yard space and dispatch operations. The
Company purchased the property in August 1999, through a newly formed wholly-owned subsidiary, Able Energy Terminal, LLC, at a purchase price of $1,150,000. The Company also owns two buildings, totaling 4,512 square feet, consisting of wood frame facilities located at 38 Diller Avenue, Newton, New Jersey that serves as a supply depot, storage area administrative offices and service facility.

         The Company also leased an additional facility on Route 46 in Rockaway, New Jersey. The lease has a term of one year from September 1, 1999 to August 31, 2000. The rent was $1,300 per month, $15,600 for the year, plus 10% of the increase in real estate taxes over the base year, 1999. The Company had the option to renew for five additional one-year terms. The Company vacated this leased facility in October 2000.

         Able  Melbourne  leases  a 4,000  square  foot  concrete  and  aluminum facility that serves as a storage facility, a service facility and administrative offices, located at 757 Scallop Drive, Port Canaveral, Florida and is governed by an oral, month-to-month lease with annual rent of $6,000. The Company does not store fuel oil at this location with the exception of that which is kept in the delivery trucks. This facility is conveniently located within three miles of its wholesale supplier. The Company is responsible for maintaining the facilities in compliance with all environmental rules and laws.



ITEM 3.       LEGAL PROCEEDINGS

         In accordance with the purchase of the property on Route 46, Rockaway, New Jersey by Able Energy Terminal, LLC, the Company intends to pursue recovery of all costs and damages related to a lawsuit by the seller against a former tenant of the property, based on environmental cleanup costs on the property. Purchaser will assume all responsibility and direction for the lawsuit, subject to the sharing of half of any recoveries from the lawsuit with the seller. The seller by reduction of its mortgage will pay costs related to the above up to $250,000. The Company believes that the claims against the former tenant are meritorious and intends to vigorously pursue its claims.

         Price Energy has commenced suit against ThinkSpark Corporation based on claims of breach of a Consulting Services Agreement, dated June 2, 2000. Under the agreement, ThinkSpark was to develop, deliver and install a data processing software system to be operational by mid-August 2000. ThinkSpark ceased work in mid-October 2000, prior to completion of the project, and Price Energy hired another firm to continue the project. ThinkSpark has filed a counterclaim seeking payment of $283,100.62, which is the total amount of bills rendered. The Company believes that its claims against ThinkSpark are meritorious and intends to vigorously pursue its them.

         Except as noted above, the Company is not currently involved in any legal proceeding that could have a material adverse effect on the results of operations or the financial condition of the Company. From time to time, the Company may become a party to litigation incidental to its business. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

Market For Securities

     The Company's Common Stock commenced trading on the Nasdaq SmallCap Market on June 29, 1999. The following table sets forth the high and low sale price of the Common Stock on a quarterly basis, as reported by Nasdaq:


                  QUARTER ENDED                             HIGH PRICE ($)             LOW PRICE ($)

                  June 30, 1999 *                             8                         7 1/16
                  September 30, 1999                          7 3/4                     6
                  December 31, 1999                           7 1/8                     5 1/4
                  March 31, 2000                              7                         5
                  June 30, 2000                               6                         4 1/4
                  September 30, 2000                          5 1/4                     3
                  December 31, 2000                           4                         1 5/8
                  March 31, 2001                              3 9/16                    2
                  ---------------------

              * The Company's Common Stock began trading on June 29, 1999.

         At March 24, 2000, there were approximately 600 holders of record of the Company's Common Stock. The Company has not paid dividends on its shares of Common Stock outstanding in the past. There are no restrictions that limit the ability of the Company to pay dividends or are likely to do so in the future.


Recent Sale of Unregistered Securities

         None.



ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report. The discussion is based upon such financial statements which have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

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


Results of Operations

Year ended December 31, 2000, compared to the year ended December 31, 1999.

            The Company reported revenues of $31,730,760 for the year ended December 31, 2000, an increase of 61.31% over the prior year's revenues of $19,670,365. This increase can be attributed to an aggressive marketing program resulting in a greater number of gallons of product sold and an increased customer base. There was also an increase in the price of products sold by the Company. There was also an increase in service work during this period. The Company acquired B & B Fuels on August 27, 1999. The sales for the full year 2000 were $1,511,116. The sales for the period August 17, 1999 to December 31, 1999 were $308,936.

            Gross profit, as a percentage of revenues, for the year ended December 31, 2000, decreased 1.3%, from 17.1% one year ago to 15.8% in the year ended December 31, 2000. This reduction in gross profit percentage is primarily a result of a retail price increase for home heating oil caused by a raise in product cost. The gross profit in dollar terms increased $1,661,220 as related to the increase in sales.

            Selling, General and Administrative expenses increased by $1,451,505, or 44.05%, from $3,294,964 for the year ended December 31, 1999 to
$4,746,469 for the year ended December 31, 2000. These expenses can be attributable to the operations of two subsidiaries formed in August 1999, start-up costs of a new subsidiary in 2000, Price Energy.Com, which included salaries, computer consulting, other costs of approximately $305,000, and an increase in marketing, insurance, wages and benefits.

            Operating loss for the year ended December 31, 2000 was $490,796, an increase of 5.31% over the Company's operating loss of $466,043 for the year ended December 31, 1999. This operating loss was attributable to the start-up of a new venture, increased insurance, labor costs, benefits and start-up of the administrative call center. The administrative call center experienced additional unanticipated start-up costs due to a strike at the local phone company (Verizon-Bell Atlantic) which delayed occupancy by three months.

            The unusual loss for this year was exacerbated by a number of extraordinary events and one time charges and is not indicative of future results of the Company. The Company started a subsidiary to sell energy products via the internet through a network of dealers which surpassed cost estimates and has had a slow beginning of operations in the fourth quarter of 2000. The Company moved into a new call center in August 2000 in which it consolidated its New Jersey operations. The Company is also improving its computer system and began its franchising operations. These factors are the primary reasons for the current year's loss.

            The Company had a net profit of $125,084 for the year ended December 31, 2000, without the new start-up venture, Price Energy.Com, Inc., which had no operations at December 31, 1999. The Company's consolidated net loss for the year ended December 31, 2000 was $299,781 which was $121,941 less than the net loss of $421,722 for the previous year. The loss was the result of the start-up of a new venture, additional marketing, and increased operating expenses with concentration on growth.

            Depreciation and amortization expense for the year ended December 31, 2000 was $755,904, an increase of $234,468 for the year ended December 31, 1999. Amortization relates to the amortization of customer lists, being amortized over 15 years and two Non-Compete Agreements amortized over 5 years, per the agreements. The increased depreciation relates to the purchase of additional trucks and other equipment in 1999, and the acquisition of equipment on the B&B Fuels purchase and the purchase of the Company's facility in Rockaway, New Jersey. Both acquisitions took place in August 1999. In October 2000, Price Energy.Com began business and amortization of Website costs was $102,398.

            Interest expense for the year ended December 31, 2000, was $204,090 as compared to $187,380 for the year ended December 31, 1999. This increase was due to debt incurred in connection with the acquisition of B & B Fuels (New
York), the property in Rockaway, New Jersey, and additional trucks and other equipment.


Liquidity and Capital Resources

            For the year ended December 31, 2000, compared to year ended December 31, 1999, the Company's cash position decreased by $2,318,925 from $2,926,412 to $607,487. For the year ended December 31, 1999, cash of $5,867,100 was generated from the Company's initial public offering. For the year ended December 31, 2000, cash was generated through operations, collections of customer advance payments and increase in the Line of Credit borrowing. The primary reason for reduction in cash was a loan and investment in Price Energy.Com, Inc.

            The Company has the following Agreement with its primary financial institution. The Company's credit line was increased by $250,000 to $750,000 at 1/2% below prime, the outstanding balance is $653,790 at December 31, 2000. The Company has a three year term loan of $675,000 with a balance of approximately $112,500 at December 31, 2000. The Agreement with the bank has a current expiration date of June 30, 2001.

            The Company is currently pursuing additional bank borrowings, debt placements and equity offerings. This will enable the Company to continue to grow while strengthening its infrastructures. The Company has entered into an agreement with PricewaterhouseCoopers Securities, LLC to assist the Company in raising debt or equity funds up to $15 million.


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

            From May through September, Able Oil can experience considerable reduction of retail heating oil sales. Similarly, Able Propane can experience up to 80% decrease in heating related propane sales during the months of April to September, which is offset somewhat by increased sales of propane gas used for pool heating and fuel for outdoor cooking equipment.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

     The directors and executive officers of the Company are as follows:

Name                                                    Age       Position

Timothy Harrington                                       33       Chief Executive Officer,
                                                                  Chairman of the Board and Secretary

Christopher P. Westad                                    47       President, Chief Financial Officer
                                                                  and Director

James Purcaro                                            39       Director

Gregory Sichenzia                                        39       Director

Patrick O'Neill                                          41       Director

Edward C. Miller, Jr.                                    33       Director



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

     CHRISTOPHER P. WESTAD, serves as the President, Chief Financial Officer and a Director of the Company. Since September 1996, Mr. Westad has served as the President of Able Energy and Able Propane. From 1991 through 1996, Mr. Westad was a Market Manager and Area Manager for Ferrellgas Partners, L.P., a company engaged in the retail distribution of liquefied petroleum gas. From 1977 through 1991, Mr. Westad served in a number of management positions with RJR Nabisco. In 1975, Mr. Westad received a Bachelor of Arts in Business and Public Management from Long Island University--Southampton, New York.

     JAMES PURCARO, has served as a director to the Company since September 1996. Since 1986, Mr. Purcaro has served as the president and chief executive officer of Kingsland Trade Print Group, Inc., a commercial printing company.

     GREGORY SICHENZIA, has served as a director to the Company since August 1999. Mr. Sichenzia is a partner of the law firm of Sichenzia, Ross & Friedman LLP in New York, New York and has been since May 1998. Prior to that he had been a partner of Singer Zamansky LLP in New York, New York, since November 1996. Prior to that he had been an associate attorney at Schneck Waeltman Hashmall & Mischel LLP in New York City, since 1994.

     PATRICK O'NEILL, has served as a director to the Company since August 1999. Mr. O'Neill has served as the President of Fenix Investment and Development, Inc., a real estate company based in Parsippany, New Jersey for the past five years. Prior to this, Mr. O'Neill served as Vice President of Business Development for AvisAmerica, a Pennsylvania based home manufacturer. Mr. O'Neill holds a B.S. from the United States Military Academy, and has been awarded the Army Achievement Medal for his work with the Army Corps of Engineers.

     EDWARD C. MILLER, JR., has served as a director to the Company since February 2000. Mr. Miller has served as the Director of Marketing for the law firm of Norris, McLaughlin & Marcus, P.A., located in Somerville, New Jersey since September 1999. Prior to that, Mr. Miller served as Practice Development Coordinator at the law firm of Riker, Danzig, Scherer, Hyland & Perretti, LLP since May 1991. Mr. Miller holds a B.S. in Marketing Management from Syracuse University School of Management.

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



ITEM 10.      EXECUTIVE COMPENSATION

         The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer and President for services rendered in all capacities to the Company for the fiscal period ended December 31, 2000. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

                        Annual Compensation                                      Long-Term Compensation
                                                                              Awards                 Payouts
     Name and         Year    Salary ($)   Bonus ($)  Other Annual   Restricted   Securities   LTIP       All
Principal Position                                    Compensation   Stock Award  Underlying   Payouts    Other
                                                           ($)                     Options /      ($)     Compen-sation
                                                                                   SARs (#)                  ($)

Timothy
Harrington, Chief
Executive Officer     2000      225,000        -       11,000 (1)         -            -           -          -
                      1999      225,000     30,000     17,000 (1)         -            -           -          -
                      1998      103,000     80,000          -             -            -           -          -

Christopher P.
Westad, President     2000      100,000        -            -             -            -           -          -
                      1999      100,000     25,000      5,700 (2)         -            -           -          -
                      1998         -           -            -             -            -           -          -

     (1) Represents car allowance and travel expense reimbursements pursuant to his employment agreement with the Company.

     (2) Represents car allowance pursuant to his employment agreement with the Company.

     No option grants were made to named executive officers during fiscal year ended December 31, 2000.

     No named executive held unexercised options as at December 31, 2000.


Employment Arrangements

         Timothy Harrington and Christopher P. Westad have three year employment agreements with the Company. Timothy Harrington is retained as Chief Executive Officer of the Company at an annual salary of $225,000. Christopher Westad is retained as President of the Company at an annual salary of $100,000. Each of the Messrs. Harrington and Westad are entitled to bonuses pursuant to their employment agreements if the Company meets certain financial targets based on sales, profitability and good management goals as predetermined by the Board of Directors or compensation committee and other subjective criteria as determined by the Board of Directors or compensation committee. Such bonuses, plus all other bonuses payable to the executive management of the Company, shall not exceed in the aggregate, a "bonus pool" which shall equal up to 5% of the Company's earnings before taxes, depreciation and amortization ("EBITDA") for 1999, provided the Company achieves at least $800,000 in EBITDA, 10% of EBITDA for 2,000 and 2001, provided the Company achieves at least $3,000,000 and $5,000,000, respectively, of EBITDA in each of such years. The employment agreements also provide for reimbursement of reasonable business expenses. Timothy Harrington also receive additional compensation including Company automobile, insurance and retirement savings matched contributions by the Company and such other perquisites as are customary. The employment agreements for each of Messrs. Harrington and Westad contain a covenant not to compete whereby Messrs. Harrington and Westad agree, for the term of the employment agreements and until one year following the termination of the agreements, not to (i) persuade any customer of the Company to cease or reduce the amount of business it does with the Company; (ii) solicit the Company's customers for their own benefit; or (iii) persuade any of the Company's employees to leave the employ of the Company.

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

         The exercise price of an option may not be less than the fair market value per share of Common Stock on the date that the option is granted in order to receive certain tax benefits under the Income Tax Act of United States (the "ITA"). The exercise price of all future options will be at least 100% of the fair market value of the Common Stock on the date of grant of the options. A benefit equal to the amount by which the fair market value of the shares at the time the employee acquires them exceeds the total of the amount paid for the shares or the amount paid for the right to acquire the shares shall be deemed to be received by the employee in the year the shares are acquired pursuant to paragraph 7(1) of the ITA. Where the exercise price of the option is equal to the fair market value of the shares at the time the option is granted, paragraph 110(1)(d) of the ITA allows a deduction from income equal to one quarter of the benefit as calculated above. If the exercise price of the option is less than the fair market value at the time it is granted, no deduction under paragraph 110(1)(d) is permitted. Options granted to any non-employees, whether directors or consultants or otherwise will confer a tax benefit in contemplation of the person becoming a shareholder pursuant to subsection 15(1) of the ITA.

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



ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 1999, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) all directors and officers of the Company as a group:

                                              Number of Shares       Approximate Percentage
                                                Beneficially           of Common Stock**
         Name*                                      Owned

         Timothy Harrington                              1,000,000            50%

         Christopher Westad                                     --             --

         All Officers and Directors as a                 1,000,000            50%
         Group (2 persons)

* Except as noted above, the address for the above identified officers and directors of the Company is c/o Able Energy, Inc., 198 Green Pond Road, Rockaway, New Jersey 7866.

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

         10.8              Marketing  Alliance  Agreement,  dated March 1, 1998,
                           between the Company and AllEnergy Marketing  Company,
                           L.L.C., wherby the Company obtained the exclusive right
                           to market natural gas supplied by AllEnergy in specified
                           areas**
         10.9              In tank agreement between the Company and Mieco, Inc.,
                           dated May 11, 1998, for the storage of the Mieco's
                           petroleum products in the Company's tank facilities**
         10.10             Form of Company's Pre-Purchase Enrollment Form*
         10.11             Oil Supply Agreement between the Company and Mieco, Inc.,
                           dated May 19, 1998**
         10.12             Letter  agreement,  dated  July 3,  1998,  between  the
                           Company and Mieco, Inc. modifying the Oil Supply Agreement, dated May 19, 1998, whereby the Company agreed to increase the amount of oil purchased from Mieco**
         10.13             Oil Supply Agreement between the Company and Amarada Hess
                           Corporation,  dated July 30, 1998**
         10.14             Oil Supply  Agreement  between  the Company and Bayway
                           (TOSCO)  Refining  Company, dated March 27, 1998**
         10.15             Oil Supply  Agreement  between the Company and Koch
                           Refining  Company,  L.P., dated March 17, 1998**
         10.16             Fuel Purchase  Agreement  (Natural Gas) between the
                           Company and Ferrellgas, dated September 3, 1996**
         10.17             Fuel Purchase Agreement (Propane) between the Company
                           and Keystone Propane Service, Inc., dated July 28, 1998**
         10.18             Lease  between  the  Company  and  Summit  Leasing
                           Corporation  ("Summit"),  dated December 3, 1997**
         10.19             Franchise  Agreement,  dated  December  31,  1998,
                           between  the Company and Andrew Schmidt regarding sale
                           of Able Oil Company Montgomery, Inc. as a franchise***
         10.20             Stock Purchase  Agreement,  dated December 31, 1998,
                           between the Company and Andrew Schmidt regarding the
                           sale of stock of Able Oil Company  Montgomery,  Inc.
                           by the Company to Mr. Schmidt***
         10.21             Pledge and Security Agreement, dated December 31, 1998,
                           between the Company and Andrew Schmidt regarding the
                           pledge of stock of Able Oil Company Montgomery, Inc.***
         10.22             $140,000  principal amount,  9.5% Promissory Note,
                           dated December 31, 1998, between the Company and Andrew
                           Schmidt regarding the sale of stock of Able Oil Company
                           Montgomery, Inc. by the Company to Mr. Schmidt
         10.23             Stock Sale Agreement, dated December 31, 1998, between
                           the Company and Owl Environmental, Inc. regarding the
                           sale of stock of A&O Environmental Services, Inc. by
                           the Company to Owl Environmental, Inc.*
         21.1              List of Subsidiaries of Registrant*
         27.1              Financial Data Schedule

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2001.


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

                                 /s/ Christopher P. Westad
                                     Christopher P. Westad, President

                                 /s/ James Purcaro
                                     James Purcaro, Director

                                 /s/ Gregory Sichenzia
                                     Gregory Sichenzia, Director

                                 /s/ Patrick O'Neill
                                     Patrick O'Neill, Director

                                ABLE ENERGY, INC.

                           DECEMBER 31, 2000 AND 1999





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


                          Independent Auditor's Report

We have audited the accompanying consolidated balance sheet of Able Energy, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, changes in Stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Able Energy, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.







Rockaway, New Jersey
March 15, 2001

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000


                                     ASSETS

                                                                                                                 2000
Current Assets:
    Cash                                                                                                             $ 117,487
    Restricted Cash                                                                                                    490,000
    Accounts Receivable (Less Allowance for Doubtful
       Accounts of 2000 ($147,557)                                                                                   3,112,542
    Inventory                                                                                                        1,509,075
    Notes Receivable - Current Portion                                                                                  21,334
    Miscellaneous Receivable                                                                                            46,169
    Prepaid Expense                                                                                                    142,123
    Prepaid Expense - Income Taxes                                                                                     119,951
    Deferred Income Tax                                                                                                 45,320
    Due From Officer                                                                                                    44,690
                                                                                                                    ----------
        Total Current Assets                                                                                         5,648,691
                                                                                                                    ----------

Property and Equipment:
    Land                                                                                                               451,925
    Building                                                                                                         1,120,994
    Trucks                                                                                                           2,530,287
    Fuel Tanks                                                                                                       1,059,524
    Machinery and Equipment                                                                                            376,548
    Leasehold Improvements                                                                                             309,971
    Cylinders                                                                                                          431,553
    Office Furniture and Equipment                                                                                     175,082
    Website Development Costs                                                                                        2,155,835
                                                                                                                    ----------
                                                                                                                     8,611,719
    Less: Accumulated Depreciation and Amortization                                                                  1,802,444
                                                                                                                    ----------
        Net Property and Equipment                                                                                   6,809,275
                                                                                                                    ----------

Other Assets:
    Deposits                                                                                                           111,248
    Notes Receivable - Less Current Portion                                                                            249,810
    Customer List, Less Amortization of 2000 ($167,097)
    Covenant Not to Compete, Less Amortization of 2000                                                                 443,753
     ($181,836)
         Total Other Assets                                                                                            101,731
                                                                                                                    ----------
                                                                                                                       906,542
                                                                                                                    ----------
        Total Assets                                                                                               $13,364,508
                                                                                                                    ==========

                   See Accompanying Notes and Auditor's Report

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                                DECEMBER 31, 2000

                       LIABILITIES & STOCKHOLDERS' EQUITY


                                                                                                                          2000
Current Liabilities:
    Accounts Payable                                                                                               $ 2,887,258
    Note Payable - Bank                                                                                                653,790
    Current Portion of Long-Term Debt                                                                                  662,386
    Accrued Expenses                                                                                                   481,846
    Taxes Payable                                                                                                        3,034
    Customer Advance Payments                                                                                        1,239,509
    Escrow Deposits                                                                                                      5,000
                                                                                                                    ----------
        Total Current Liabilities                                                                                    5,932,823

Deferred Income: Less current portion                                                                                   88,857
Deferred Income Taxes                                                                                                   59,001
Long Term Debt: less current portion                                                                                 1,799,672
                                                                                                                    ----------
        Total Liabilities                                                                                            7,880,353
                                                                                                                    ----------

Stockholders' Equity:
    Common Stock
    Authorized 10,000,000 Par Value $.001 per share Issued
      and Outstanding 2,000,000 Shares                                                                                   2,000
    Paid in Surplus                                                                                                  5,662,775
    Retained Earnings (Deficit)                                                                                      (180,620)
                                                                                                                    ----------
        Total Stockholders' Equity                                                                                   5,484,155
                                                                                                                    ----------

        Total Liabilities and Stockholders' Equity                                                                 $13,364,508
                                                                                                                   ===========

                   See Accompanying Notes and Auditor's Report

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                         2000            1999
                                                                                         ----            ----
Net Sales                                                                             $31,730,760        $19,670,365

Cost of Sales                                                                          26,719,183         16,320,008
                                                                                       ----------         ----------

     Gross Profit                                                                       5,011,577          3,350,357
                                                                                       ----------         ----------

Expenses
     Selling, General and Administrative Expenses                                       4,746,469          3,294,964
     Depreciation and Amortization Expense                                                755,904            521,436
                                                                                       ----------         ----------
        Total Expenses                                                                  5,502,373          3,816,400
                                                                                       ----------         ----------

     (Loss) From Operations                                                             (490,796)          (466,043)
                                                                                       ----------         ----------

Other Income (Expenses):
     Interest and Other Income                                                            400,855            139,804
     Interest Expense                                                                   (204,090)          (187,370)
                                                                                       ----------         ----------
        Total Other Income (Expense)                                                      196,765           (47,566)
                                                                                       ----------         ----------

     Income (Loss) Extraordinary Item and
       Before Provision for Income Taxes                                                (294,031)          (513,609)

Provision (Reduction) for Income Taxes                                                      5,750           (36,868)
                                                                                       ----------         ----------

     Net (Loss) - Continuing Operations                                                 (299,781)          (476,741)

Extraordinary Item Net of Income Taxes                                                      -                 55,019
                                                                                       ----------         ----------

      Net (Loss)                                                                       $(299,781)         $(421,722)
                                                                                       ==========         ==========

Net Income (Loss) Per Share - Continuing
   Operations                                                                           $   (.15)          $   (.31)
                                                                                       ==========         ==========

Extraordinary Gain - Per Share                                                          $   -                $   .04
                                                                                       ==========         ==========

      Net Income (Loss) Per Share                                                       $   (.15)          $   (.27)
                                                                                       ==========         ==========

Weighted Average number of Common Shares
Outstanding                                                                             2,000,000          1,526,027
                                                                                       ==========         ==========


                   See Accompanying Notes and Auditor's Report

                       ABLE ENERGY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                             Common Stock
                                            .001 Par Value
                                                                    Additional                    Total
                                                                    Paid-in        Retained     Stockholders'
                                       Shares        Amount          Surplus       Earnings       Equity

Balance - January 1, 1999 ......         1,000    $         1    $     3,999    $   540,883   $   544,883

Common Stock Split - 1,000 for 1       999,000            999           (999)          --            --

Sale of Common Stock ...........     1,000,000          1,000      5,659,775           --       5,660,775

Net (Loss) .....................            --             --             --       (421,722)     (421,722)
                                    ----------      ---------      ---------     -----------    ----------

Balance - December 31, 1999 ....   $     2,000      2,000,000     $5,662,775    $   119,161    $5,783,936

Net (Loss) .....................            --             --             --       (299,781)     (299,781)


Balance - December 31, 2000 ....   $     2,000    $  (180,620)   $ 5,484,155      2,000,000   $ 5,662,775



                   See Accompanying Notes and Auditor's Report

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      YEAR ENDED DECEMBER 31, 2000 AND 1999


Cash Flows From Operating Activities                                                          2000                  1999
------------------------------------                                                          ----                  ----
   Net (Loss)                                                                          $ (299,781)           $ (421,722)
   Adjustments to Reconcile Net Income to Cash
   used by Operating Activities:
      Depreciation and Amortization                                                        755,904               521,436
      Loss on Disposition of Equipment                                                       6,772                     -
     (Increase) Decrease in:
        Accounts Receivables                                                           (1,116,042)           (1,338,631)
        Inventory                                                                      (1,279,096)             (100,496)
        Prepaid Expenses                                                                  (93,297)              (44,875)
        Prepaid income Taxes                                                                 2,950                  (88)
      Increase (Decrease) in:
        Accounts Payable                                                                 1,248,559               949,453
        Accrued Expenses                                                                   221,028               198,574
        Payroll Taxes Payable                                                                3,034                     -
        Customer Advance Payments                                                        1,082,771             (199,245)
        Income Taxes Payable                                                                     -              (49,260)
        Deferred Income Taxes                                                                2,800                 5,600
        Deferred Income                                                                     20,967               (4,849)
                                                                                         ---------             ---------
         Net Cash Provided (Used) By Operating Activities                                  556,569             (484,103)
                                                                                         ---------             ---------




                   See Accompanying Notes and Auditor's Report

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      YEAR ENDED DECEMBER 31, 2000 AND 1999



                                                                                                 2000                 1999
                                                                                                 ----                 ----
Cash Flows From Investing Activities
   Increase in Deposits                                                                    $ (16,623)           $ (80,254)
   Sale of Equipment                                                                           46,439                    -
   Purchase of Property and Equipment                                                     (1,238,625)          (2,751,996)
   Website Development Costs                                                              (2,155,835)                    -
   Purchase of Intangibles - Subsidiary                                                             -            (139,850)
   Notes Receivable - Sale of Equipment                                                      (94,500)                5,567
   Payments on Notes Receivable - Sale of Equipment                                            23,260                    -
   (Increase) Decrease in Shareholder's Loan                                                        -             (10,517)
   Other Receivables                                                                         (23,529)              (9,566)
   Note Receivable - Montgomery                                                              (11,293)             (10,642)
                                                                                          -----------          -----------
         Net Cash Used By Investing Activities                                            (3,470,706)          (2,997,258)
                                                                                          -----------          -----------

Cash Flows From Financing Activities
   Increase note Payable - Bank                                                               452,576              100,780
   Increase in Notes Payable                                                                  885,343            1,566,745
   Decrease in Notes Payable                                                                (742,707)          (1,046,371)
   Funds from Sale of Common Stock                                                              -                5,660,775
                                                                                          -----------          -----------
         Net Cash Provided By Financing Activities                                            595,212            6,281,929
                                                                                          -----------          -----------

Net Increase (Decrease) In Cash                                                           (2,318,925)            2,800,568

Cash - Beginning of Year                                                                    2,926,412              125,844
                                                                                          -----------          -----------
Cash - End of Year                                                                           $607,487           $2,926,412
                                                                                          ===========          ===========

The Company had interest cash expenditures of:                                              $ 204,090            $ 187,370
The Company had tax cash expenditures of:                                                      14,775               48,962


                   See Accompanying Notes and Auditor's Report

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999



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

                 On August 27, 1999, the Company, through a newly formed wholly owned subsidiary, Able Energy New York, Inc., purchased the assets of B & B Fuels of Warrensburg, New York. This acquisition was treated as a purchase. The operations of this company are included in 1999 from August 27, 1999 to December 31, 1999.

                 On August 31, 1999, the Company, through a newly formed wholly owned subsidiary, Able Energy Terminal, LLC, purchased the facility on Route 46, Rockaway, NJ. The facility has two tenants (see Note 4). The operations of this company are included in 1999 from September 1, 1999 to December 31, 1999.

                 The Company is the majority owner of a newly formed subsidiary, Price Energy.Com, which has established a Web Site for the sale of energy products through a network of suppliers originally on the East coast of the united States. The Web Site became active in October 2000.

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

                           DECEMBER 31, 2000 AND 1999


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

                  Principles of Consolidation
                 The consolidated financial statements include the accounts of Able Energy, Inc. and its subsidiaries. The minority interest of 1% in Able Propane, LLC is so immaterial and has not been shown separately. All material inter-company balances and transactions were eliminated in consolidation.

                  Minority Interest
                 The minority interest in Price Energy.Com is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount, as such, the losses have been charged against the Company, the majority owner. The loss for the period ended December 31, 2000 is $424,865

                  Inventories
                 Inventories are valued at the lower of cost (first in, first out method) or market.

                  Property and Equipment
                 Property  and  equipment  are  stated at cost less  accumulated depreciation. Depreciation is provided by using the straight-line method based upon the estimated useful lives of the assets (5 to 40 years). Depreciation expense for the years ended December 31, 2000 and 1999 amounted to $657,139 and $438,661, respectively.

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

                           DECEMBER 31, 2000 AND 1999


Note 2         Summary of Significant Accounting Policies (cont'd)

                  Web Site Development Costs
              Costs of $2,155,835 incurred in the developmental stage for computer hardware and software have been capitalized in accordance with accounting pronouncement SOP98-1. The costs are included in Property and Equipment and will be amortized on a straight line basis during the estimated useful life, 5 years. Operations commenced in October 2000. Amortization for the period of operation in 2000 is $102,398.

                  Intangible Assets
              Intangibles are stated at cost and amortized as follows:
              Customer Lists of $571,000 and Covenant Not To Compete of $183,567 related to the Connell's Fuel Oil Company acquisition on October 28, 1996, by Able Oil Company are being amortized over a straight-line period of 15 and 5 years, respectively. The current period amortization also includes a customer list of $39,850 and Covenant Not To Compete of $100,000 relating to the acquisition from B & B Fuels on August 27, 1999, is being amortized over a straight-line period of 10 and 5 years, respectively. The amortization for the years ended December 31, 2000 and 1999 are $98,765 and $82,775, respectively.

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

              Income Taxes
              Effective January 1, 1997, all the subsidiaries, which were S-Corporations, terminated their S-Corporation elections. The subsidiaries are filing a consolidated tax return with Able Energy, Inc.

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

                           DECEMBER 31, 2000 AND 1999


Note 2        Summary of Significant Accounting Policies (cont'd)

              Concentrations of Credit Risk
              The Company performs on-going credit evaluations of its customers'
              financial   conditions   and  requires  no  collateral   from  its
              customers.

              Financial instruments which potentially subject the Company to concentrations of credit risk consists of checking and savings accounts with several financial institutions in excess of insured limits. The excess above insured limits is approximately $523,000. The Company does not anticipate non-performance by the financial institutions.

              Cash
              For   the   purpose  of  the  statement  of  cash  flows,  cash is
              defined as balances held in corporate checking accounts and money market accounts.

              Advertising Expense
              Advertising costs are expensed at the time the advertisement appears in various publications and other media. The expense was $463,873. For the year ended December 31, 2000.

Note 3        Public Offering

              On June 25, 1999, the Company consummated its initial public offering. The Company sold 1 million shares of its common stock to the public at $7 per share.

                           Total                                                    $7,000,000

                  Less: Underwriting Commission                  $   700,000
                  Underwriter's Non-Accountable
                          Expense Allocation                         210,000
                  Other Expenses of Offering                         108,000         1,018,000
                                                                ------------        ----------
                  Net to Company after Underwriting Costs                            5,982,000
                  Other Offering Costs:
                  Legal Fees                                         154,000
                  Accounting Fees                                     50,000
                  Printing Costs                                     100,000
                  Stock Exchange and Other Registration Costs         17,225           321,225
                                                                ------------        ----------

                  Net Funds Realized                                                $5,660,775
                                                                                    ==========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999

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

              2) Property on Route 46, Rockaway, New Jersey. The facility is a large fuel terminal and also houses the Company's operational executive offices and other operating facilities for Able Subsidiaries. There is also a building rented to an outside party with an annual rental of approximately $40,000. The purchase price was $1,150,000.

Note 5          Notes Receivable

         A. The Company has a Receivable from Able Montgomery, Inc. and Andrew W. Schmidt related to the sale of Able Montgomery, Inc. to Schmidt, and truck financed by Able Energy, Inc. No payments of principal or interest have been received for more than one year. A new note was drawn dated June 15, 2000 for $170,000, including the prior balance, plus accrued interest. The Note bears interest at 9.5% per annum and payments commence October 1, 2000. The payments will be monthly in varying amount each year with a final payment of $55,981.07 due September 1, 2010. No payments were eceived in the year ended December 31, 2000. In February 2001, two (2) payments were received in the amount $2,691.66.

              The note is secured by a pledge and security agreement and stock purchase agreement (Stock of Able Montgomery, Inc.), dated December 31, 1998, and the assets of Andrew W. Schmidt with the note dated June 15, 2000. The income on the sale of the company in December 1998 and the accrued interest on the drawing of the new note are shown as deferred income to be realized on collection of the notes. .


                Maturities of the Note Receivable are as follows:

                           For the Year Ending
                                December 31,                                    Principal Amount
                                ------------                                    ----------------
                                    2001                                                 $      970
                                    2002                                                      5,378
                                    2003                                                      9,876
                                    2004                                                     10,856
                                    2005                                                     11,933
                                    Balance                                                 130,987
                                                                                       ------------
                                            Total                                          $170,000
                                                                                       ============

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999



Note 5          Notes Receivable (cont'd)

B. Able Oil Company has three (3) Notes Receivable for the sale of oil delivery trucks to independent drivers who also deliver oil for the Company. The Notes bear interest at the rate of 12% per annum. Two notes began December 1998 and one began February 1999. The Notes are payable eight (8) months per year September through April, the oil delivery season.

                  Maturities of these Notes Receivable are as follows:

                           For the Year Ending
                                December 31,                                    Principal Amount
                                ------------                                    ----------------
                                    2001                                                 $  20,364
                                    2002                                                    21,968
                                    2003                                                    23,788
                                    2004                                                    18,244
                                    2005                                                     7,088
                                    Balance                                                  9,692
                                                                                         ---------
                                            Total                                         $101,144
                                                                                        ==========

Note 6          Inventories
                             Items                                                   2000
                             -----                                                   ----
                             Heating Oil                                                 $1,278,146
                             Diesel Fuel                                                     42,869
                             Kerosene                                                        10,497
                             Propane                                                          8,100
                             Parts and Supplies                                             169,463
                                                                                         ----------
                                  Total                                                  $1,509,075
                                                                                         ==========

Note 7         Notes Payable Bank

              The Agreement with Able Oil Company and PNC Bank, dated August 11, 1999, was amended July 14, 2000. The amended agreement is as follows:

              1   The line of credit is increased from $500,000 to $750,000.

              2.  The current expiration date is June 30, 2001.

              3. Security is hereby amended to reduce the required amount of pledged cash collateral from $972,000 to $490,000. This is represented by a first priority lien on collateral consisting of a Provident Institution Money Market Fund.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


Note 7         Notes Payable Bank (cont'd)

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

              6. The agreement calls for the borrower, Able Oil Company, to maintain a minimum debt ratio as defined in the agreement commencing with the fiscal year end 2000. Able Oil Company is in compliance with the covenant for the year ended December 31, 2000.

                  The line of credit bears an interest rate of Prime minus one-half (1/2%) with an outstanding balance of $653,790 at December 31, 2000.

                  There is a term loan with PNC Bank which was refinanced for a total of $675,000 on June 12, 1998 with a current interest rate of 8.15%. The balance at December 31, 2000 is $112,500 and has six months to maturity.

Note 8          Long-Term Debt

               Mortgage note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total note is $145,000. The note is payable in the monthly amount of principal and interest of $1,721.18 with and interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009 which is the final payment. The note is secured by a mortgage made by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horican Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at December 31, 2000 was $131,332.

               Mortgage note payable dated, August 31, 1999, related to the purchase of the facility and equipment in Rockaway, New Jersey by Able Energy Terminal, LLC ("Terminal"). The note is in the amount of $650,000.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


Note 8          Long-Term Debt (cont'd)

              Pursuant to Section 4.4 of the Agreement of Sale to purchase the Terminal, , the Principal Sum of the $650,000 Note shall be reduced by an amount equal to one-half of all sums expended by Borrower on the investigation and remediation of the property provided, however, that the amount of said reduction shall not exceed $250,000 (the "Remediation Amount").

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

              Interest shall be due and payable monthly commencing on September 30, 1999, on the Reduced Principal Sum of the Note, on the last day of each month thereafter up to and including July 31, 2004.

              The Note is collateralized by the property and equipment purchased and assignment of the leases. The balance due on this Note at December 31, 2000 was $650,000.

              Notes Payable to Orix Credit Alliance, Inc. at a range of interest rates from 9.00% to 11.25% with an average monthly payment of $9,695 (2000). The earliest of theses Notes; originated on October 1, 1993 and the last Note matures on August 24, 2001. The Notes are collateralized by various fuel oil trucks.

                                                                  2000
                           Notes Balance                       $ 47,100

              Two Notes Payable to Chrysler Financial at a range of interest from of 8.9% to 9.15% with total monthly payments of $830.57. The earliest of these Notes originated on March 25, 1999 and the last Note matures in March 2004. These Notes are collateralized by a 1999 and a 1998 Dodge truck.

                           Notes Balance                       $ 27,673

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


Note 8          Long-Term Debt (cont'd)

              Note Payable to World Omni at an interest rate of 8.99% with a monthly payment of $316.44. The Note originated October 20, 2000 and matures October 20,2005. The Note is collateralized by a Ford F-150 Pick-up Truck.

                           Note Balance                        $ 14,889

              Note Payable to Orix Leasing Corp. At an interest rate of 9.111% with a monthly payment of $4,846. The Note originated on March 19, 1997 and matures on March 19, 2001. The Note is collateralized by 254 propane cylinders and 2 propane delivery trucks.

                           Note Balance                        $ 14,320

              Note Payable to Summit Leasing Corp. At an interest rate of 8.50% with a monthly payment of $1,124.52. The Note originated on November 10, 1997 and matures on November 10, 2001. The Notes are collateralized by a 1998 Freightliner fuel oil truck.

                           Note Balance                        $ 11,851

              The Company and Able Propane, LLC have a lease/purchase agreement with First Sierra Financial, Inc. The agreement calls for 48 payments of $1,457.50, including principal, interest and sales tax and a final purchase option payment of $5,576.02 plus sales tax. The interest rate is approximately 8 1/2%. The agreement is collateralized by the equipment purchase.

                           Balance Due                         $ 31,084

              Able Oil Company and Able Propane, LLC have a lease/purchase agreement with Summit Leasing Corporation, Lease #002, interest approximately 8 1/2% collateralized by a 1998 Peterbilt Model 375 truck and a Trinity trailer. The lease and payments began August 20, 1998 at $1,605.50 per month for 48 payments thereafter until all payments are made through and including July 20, 2002.

                           Balance Due                         $ 31,196

              Able Oil Company and Able Propane have a lease/purchase agreement with Summit Leasing Corporation, Lease #003, interest approximately 8 1/2% collateralized by a Freightliner truck. The lease commenced November 10, 1998 and has 48 monthly payments of $1,286.12 until November 2002 with a final purchase option payment of $12,682.

                           Balance Due                         $ 38,739

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


Note 8          Long-Term Debt (cont'd)

              Notes Payable to Greentree Consumer Discount Company at an interest rate of 8.95% with an average monthly payment of $1,322.37. The Notes originated on October 1, 1996 and December 10, 1996 and matures on October 1, and December 10, 2000. The Notes are collateralized by two 1997 Freightliner Oil Trucks.

                           Note Balance                        $  1,133

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

                           Note Balance                        $ 19,373

              Able Oil Company and Able Propane, LLC have a lease/purchase agreement with Summit Leasing Corporation, Lease #004, collateralized by a Ford F-450 truck and a 1997 Chevy 3/4 ton van. The lease and payments began January 1, 1999 at $1,591.87 per month for 48 payments thereafter until all payments are made through and including December 2002. Interest at 6.92%

                           Note Balance                        $ 47,947

              Note Payable Commonwealth Finance Inc. at an interest rate of 7.90%, 36 payments of $447.33. The first payment began February 1999 and matures January 2002. The Note is collateralized by propane tanks.

                           Note Balance                        $ 5,556

              Able Oil Company has a lease/purchase agreement with Summit Leasing Corporation, Lease #005, interest approximately 8 1/2% collateralized by a 1999 Freightliner FL-70, 2800 gallon Tri State Truck tank and a 1999 Kenworth Model T-300 conventional cab and chassis. The lease payments began January 5, 1999 at $2,810.62 per month for 48 months and 5 additional days until all payments are made through January 10, 2003. Able Oil Company has the option to purchase all the equipment for an amount agreed upon as the fair market value at the end of the lease term.

                           Note Balance                        $ 85,750

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


Note 8          Long-Term Debt (cont'd)

              Two Notes payable to Ford Credit at interest rates of 3.90% and 8.79%, with monthly payments of $602.32 and $737.34 including interest. The Notes originated in January 1999 and include 48 monthly payments and mature December 2002. The Notes are collateralized by two 1998 Ford Econo-Line trucks.

                           Note Balance                        $ 30,059

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

                           Note Balance                        $ 11,812

              Two Notes payable to Ford Credit at interest rates of 8.60% and 6.02% with monthly payments of $629.46 and $695.83 including interest. The Notes originated June 1999 and December 1999, they each include 48 monthly payments and mature May 2003 and November 2003, respectively. The Notes are collateralized by two 1999 Ford Vans.

                           Note Balance                        $ 39,716

              Able Oil Company has a lease/purchase agreement with Summit Leasing Corporation, lease #007, collateralized by equipment as stated in the agreement. The lease payments began December 25, 1999 at $9,023.46 per month for 48 months and 5 additional days until all payments are made through November 25, 2003. The interest is an average of 4.5% per annum. Able Oil Company has the option to purchase all the equipment for an amount agreed upon as the fair market value at the end of the lease term.

                           Note Balance                        $ 283,634

              The Company has a lease purchase agreement with Diamond Lease *U.S.A.), Inc. collateralized by computer equipment and software on the books of Price Energy.Com, a subsidiary of the Company. The lease commenced October 1, 2000, with an initial payment of $32,062 paying the first and last payment. There will be 34 payments of $16,031, final payment on August 1, 2003 and a $1 purchase option payment. The annual rate of interest is 9.56%.

                           Note Balance                        $ 463,571

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


Note 8          Long-Term Debt (cont'd)


              The Company has Notes payable under Purchase Money Security Agreements No. 00501, 00502 and 00503 with Monarch Capital Corporation. Agreement #00501 commenced October 25, 2000, with the payment of $6,804 being the first and last payment. The payments will be 60 payments of $3,402, including principal and interest, with an interest rate of 11.5%. The Note will mature in September 2005. The note is secured by the equipment purchased, two 2001 Kenworth Oil Trucks and Two KW Fuel Tanks. The total Note, including interest is $204,120.

              Agreement #00502 commenced December 21, 2000 for 60 months and matures November 21, 2005. The monthly payments are $1,834, including principal and interest with an interest rate of 12.5%. The Note is secured by the equipment purchased, one 2001 Kenworth Oil Truck and one Amthor 2800-gallon aluminum Cardinal Classic Canopy Style tank. The total Note, including interest is $110,040.

              Agreement #00503 commenced December 21, 2000 for 60 months and matures November 21, 2005. The monthly payments are $1,822.50, including principal and interest with an interest rate of 12.5%. The Note is secured by the equipment purchased, a 2001 Kenworth Model T 300 truck and 2800-gallon aluminum fuel tank. The total Note, including interest is $109,350.

                           Balance due on Monarch Notes        $ 311,320

              Note Payable to Ford Credit at an interest rate of 8.05% with monthly payments of $653.80, including interest. The note originated in September 2000 and includes 48 monthly payments and matures September 2004. The Note is collateralized by the ford Truck purchased.

                           Note Balance                        $  25,789


              Note payable to GMAC Finance at an interest rate of 5.00% with monthly payments of $602.43, including interest. The Note originated in October 2000 and includes 48 monthly payments and matures October 2004. The Note is collateralized by the GMAC truck purchased.

                           Note Balance                        $  25,716

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999




Note 8          Long-Term Debt (cont'd)

               Maturities on the Notes Payable subsequent to December 31, 2000 are as follows:

                                      For the Year Ending                             Principal
                                         December 31,                                  Amount
                                         ------------                                  ------
                                             2001                                              $ 662,386
                                             2002                                                485,934
                                             2003                                                405,907
                                             2004                                                103,498
                                             2005                                                 88,290
                                            Balance                                              716,044
                                                                                              ----------
                                             Total                                            $2,462,059
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


Note 10         Income Taxes

              Effective   January  1,  1997   the  Company adopted  Statement of
              Financial  Accounting  Standards  No. 109,  Accounting  for Income
              Taxes.

              The differences between the statutory Federal Income Tax and Income Taxes is accounted for as follows:

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999



Note 10         Income Taxes (cont'd)

                                                                 2000                       1999
                                                                 ----                       ----
                                                                         Percent of                    Percent of
                                                                         Pretax                         Pretax
                                                         Amount          Income           Amount        Income

Statutory Federal Income Tax (Benefits)                 $ 4,200            15.0%        $(32,600)      (15.0%)

Increase resulting from State Income
Tax, net of Federal Tax benefit                           1,550             7.6%          (4,268)       (6.5%)
                                                        -------           ------          -------      -------

Income Taxes                                            $ 5,750            22.6%        $(36,868)      (21.5%)
                                                        =======           ======         ========      =======

Income Taxes consist of:
 Current                                                     -                           (18,658)
 Deferred                                                 5,750                          (18,210)
                                                        -------                          --------
    Total                                               $ 5,750                         $(36,868)
                                                        =======                          ========

                    The types of temporary  differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:

                                                                                                        2000
                                                                                  Temporary             Tax
                                                                                  Difference            Effect
                      Depreciation                                                $(189,389)            $(59,001)
                      Allowance for Doubtful Accounts                               147,557               41,285
                      Gain on Sale of Subsidiary                                     18,766                4,035

Note 11         Profit Sharing Plan

                    Effective  January 1, 1997,  Able Oil Company  established a
               Qualified Profit Sharing Plan under Internal Revenue Code Section 401-K. The Company matches 25% of qualified employee contributions. The expense was $22,309 (2000) and $10,120 (1999).

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


Note 12         Note Receivable - Subsidiary

                    The Company  has a Note  Receivable  from Price  Energy.Com,
               Inc. for advances made in the development of the Website, including hardware and software costs. All of price Energy.Com, Inc's assets are pledged as collateral to Able Energy, Inc. The amount of the note is $1,350,000 dated November 1, 2000 with interest at 8% per annum. Interest, in the amount of $18,000 has been recorded. The Note and interest have been eliminated in the consolidated financial statements.

Note 13         Commitments and Contingencies

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

                    Able Oil Company is under  contract  with Unocal to purchase
               #2 oil in the months of November and December 2000, and January, February and March 2001. The total is 26,000 barrels or 1,092,000 gallons. The average price which has been preset is $0.926 per gallon, or $1,011,654. The open commitment at December 31, 2000 for future purchases was $546,000.

                    Able Oil  company is under  contract to purchase #2 oil from
               Amerada Hess Corporation during January and February 2001. 2000 barrels or 84,000 gallons at a fixed price of $87,150. Able Oil is also under contract with Energy Merchants, LLC to purchase 300,000 gallons of #2 oil in January 2001 at a cost of approximately $315,000.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999

Note 13         Commitments and Contingencies (cont'd)

                    Able Energy Terminal LLC, (Able) a subsidiary, the seller of the property and the former tenants, have a draft agreement which has not been signed as of this report. In the agreement, the defendants (former tenants) agree to pay a certain sum to Able, the settlement amount, and Able will undertake all action necessary to investigate and remediate the contamination of the soil and groundwater at the property. Able shall enter into a memorandum of agreement with NJDEP and shall request from NJDEP a No Further Action letter.

                    Price  Energy.Com,  Inc., a subsidiary,  has commenced  suit against ThinkSpark Corporation on Consulting Services Agreement, dated June 2, 2000. ThinkSpark was to provide services of professional quality performed by knowledgeable staff familiar with the operation of the software and its application and conforming to generally accepted data processing practices. ThinkSpark agreed that it could develop, deliver and install the system to be operational by mid-August 2000. ThinkSpark ceased work in mid-October 2000 and the project was not completed. Price Energy hired another firm which is completing the project. ThinkSpark admits the original estimate for the project was $266,000. Price Energy paid ThinkSpark $82,539 and is paying the new firm $75,600 which will complete the work by March 15, 2001.

                    ThinkSpark  has  filed a  counterclaim  seeking  payment  of
               $283,100.62, which is the total amount of bills rendered. There is a liability of $107,861 in accounts payable on the financial statement. This amount represents the original estimate of $266,000, less payments, to ThinkSpark and the new firm hired to complete the project. The Company is unable to predict the outcome of the case, but management feels the settlement should not be more than the booked liability.

                    The  company  in the  normal  course  of  business  has been involved in several suits. Two suits have been settled out of court at agreeable terms, according to management. No suits are currently in litigation, except as noted above.

                    Able Oil Company has been  examined by the Internal  Revenue
               Service through the year ended December 31, 1995. The only open year for Able Oil Company is December 31, 1996 and Able Energy, Inc., et al, open years are December 31, 1997, 1998 and December 31, 1999. The Company has a net operating loss carryforward of approximately $640,000 at December 31, 2000.

Note 14         Operating Lease

                    Able Energy Terminal,  LLC, has acquired the following lease on the property it purchased on Route 46 in Rockaway, New Jersey.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999


Note 14         Operating Lease (cont'd)

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

                    The  Company  leased  9,800  square  feet  in  the  Rockaway
               Business Centre on Green Pond Road in Rockaway, New Jersey. The facility will be used as a call center and will combine the administrative operations in New Jersey in one facility. The lease has a term of five (5) years from August 1, 2000 through July 31, 2005. The rent for the first year is $7,145,83 per month and the second through fifth year is $7,431.67 per month, plus 20.5% of the building's annual operational costs and it's portion of utilities. The monthly rent, including Common Area Charges, as of October 2000 is $9,084 per month. The lease does not contain any option for renewal. The rent expense was $ 37,005 through December 31, 2000. The estimated future rents are as follows:

                                            Year Ended December 31,
                                            2001                                                      $110,000
                                            2002                                                       113,000
                                            2003-2005                                                  290,000
                                                                                                       -------
                                                     Total                                            $513,000
                                                                                                      ========

                    The  Company  leased an  additional  facility on Route 46 in
               Rockaway, New Jersey. The lease has a term of one year from September 1, 1999 to August 31, 2000. The rent is $1,300 per month, $15,600 for the year, plus 10% of the increase in real estate taxes over the base year, 1999. The Company has the option to renew for five additional one-year terms. The renewals are at an increase of $100 per month during each renewal term. The estimated future rent upon one year renewal is $16,800. The rent expense was $11,700 for the year ended December 31, 2000. The Company vacated this leased facility in October 2000.

                    The following summarizes the month to month operating leases for the other subsidiaries:

                           Able Oil Melbourne                                  $500.00, per month
                                                                               Total 2000 rent expense, $6,000

                           Able Energy New York                                $500.00, per month
                                                                               Total 2000 rent expense, $6,000

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999

Note 15         Franchising

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

2.              An  advertising  deposit of $15,000 and a $5,000 escrow deposit.
                This $5,000 is shown as an Escrow Deposit liability. The $15,000 has been charged against advertising as the funds were used.

Note 16         Related Party Transactions

                    $44,690  is due from the  major  Shareholder/Officer  of the
               Company. This amount is evidenced by a Note bearing interest at a rate of 8 1/2% between the Shareholder and the Company.

Note 17         Extraordinary Item

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
                                                                                                      ========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 1999



Note 18         Common Stock Split

                    In conjunction  with the Company's  initial public offering, its common stock was split 1000-for-l.

                                                                      Original             After Split and
                                                                                           Public Offering

                 Authorized Shares                                      10,000              10,000,000
                                                                        ------              ----------
                 Issued and Outstanding Shares                           1,000               1,000,000

                 Public Offering Shares                                      0               1,000,000
                                                                                            ----------
                 Total Issued and Outstanding Shares
                                                                                             2,000,000
                                                                                            ==========
                 Par Value $.001 per Share                                  $1             $     2,000
                                                                                            ==========

Note 19         Per share Information

                    Pershare information has been computed based on the weighted average number of shares. The shares give effect to a 1,000-for-1 stock split by the Company and its public offering of 1,000,000 shares.


Note 20         Subsequent Event

                    On  February   20,   2001,   the  Company   filed  Form  S-8
               registration statement with the Securities and Exchange Commission registering additional shares of Common Stock which become issuable under the 1999 Stock Option Plan and the 2000 Stock Bonus Plan. 700,000 shares were registered underlying options that may be issued pursuant to the 1999 Stock Option Plan and 350,000 shares were registered that may be issued pursuant to the 2000 Stock Bonus Plan.