Form 10QSB
period 2001-03-31
ABLE ENERGY INC
filed 2001-05-15
CIK 1065728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                                --------------   ------------------

                        Commission file number: 333-59109

                                ABLE ENERGY, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                  22-3520840
(State or other jurisdiction of                 (I.R.S. employer
incorporation or organization)                  identification No.)

                               198 Green Pond Road
                               Rockaway, NJ 07866
              (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (973) 625-1012


                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check X whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 8, 2001, 2,000,000 shares, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

                                                                                                          PAGE
         Accountants' Report                                                                               3

         Consolidated Balance Sheets as of December 31, 2000 and
            March 31, 2001                                                                               4 - 5

         Consolidated Statements of Income for the three
            months ended March 31, 2001 and March 31, 2000                                                 6

         Consolidated Statement of Stockholders' Equity three months
            ended March 31, 2001                                                                           7

         Consolidated Statements of Cash Flows for the three months
            ended March 31, 2001 and 2000                                                                  8

         Notes to Unaudited Financial Statements                                                         9 - 21


To the Board of Directors
Able Energy, Inc.
Rockaway, New Jersey 07866


                         Independent Accountants' Report

We have reviewed the consolidated balance sheet of Able Energy, Inc. and Subsidiaries as of March 31, 2001, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 2001 and 2000 and the consolidated statement of stockholders' equity for the three months ended March 31, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Simontacchi & Company, LLP
Rockaway, New Jersey
May 8, 2001

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                                         March 31, 2001        December 31,
                                                                                           (Unaudited)             2000
                                                                                                                  Audited

Current Assets:
    Cash                                                                                          $ 40,165            $ 117,487
    Restricted Cash                                                                                490,000              490,000
    Accounts Receivable (Less Allowance for Doubtful
       Accounts of ($147,557) at both 2000 and 2001                                              2,195,715            3,112,542
    Inventory                                                                                      463,804            1,509,075
    Notes Receivable - Current Portion                                                              22,124               21,334
    Miscellaneous Receivable                                                                        35,138               46,169
    Prepaid Expense                                                                                160,760              142,123
    Prepaid Expense - Income Taxes                                                                 119,951              119,951
    Deferred Income Tax                                                                             45,320               45,320
    Due From Officer                                                                                44,690               44,690
                                                                                                 ---------            ---------
        Total Current Assets                                                                     3,617,667            5,648,691
                                                                                                 ---------            ---------

Property and Equipment:
    Land                                                                                           451,925              451,925
    Building                                                                                     1,120,994            1,120,994
    Trucks                                                                                       2,604,147            2,530,287
    Fuel Tanks                                                                                   1,072,427            1,059,524
    Machinery and Equipment                                                                        422,450              376,548
    Leasehold Improvements                                                                         349,646              309,971
    Cylinders                                                                                      460,058              431,553
    Office Furniture and Equipment                                                                 181,931              175,082
    Website Development Costs                                                                    2,264,141            2,155,835
                                                                                                 ---------            ---------
                                                                                                 8,927,719            8,611,719
    Less: Accumulated Depreciation and Amortization                                              2,066,338            1,802,444
                                                                                                 ---------            ---------
        Net Property and Equipment                                                               6,861,381            6,809,275
                                                                                                 ---------            ---------

Other Assets:
    Deposits                                                                                        97,098              111,248
    Notes Receivable - Less Current Portion                                                        235,927              249,810
    Customer List, Less Amortization of ($167,097) 2000 and
       ($177,610) 2001                                                                             433,240              443,753
    Covenant Not to Compete, Less Amortization of ($181,836)
       2000 and ($196,015) 2001                                                                     87,552              101,731
                                                                                                 ---------            ---------
        Total Other Assets                                                                         853,817              906,542
                                                                                                 ---------            ---------

        Total Assets                                                                           $11,332,865          $13,364,508
                                                                                               ===========          ===========

                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       LIABILITIES & STOCKHOLDERS' EQUITY



                                                                                       March 31,              December 31,
                                                                                         2001                     2000
                                                                                      (Unaudited)              (Audited)

Current Liabilities:
    Accounts Payable                                                                   $ 1,962,181                $ 2,887,258
    Note Payable - Bank                                                                    710,785                    653,790
    Current Portion of Long-Term Debt                                                      552,588                    662,386
    Accrued Expenses                                                                       409,434                    481,846
    Taxes Payable                                                                                -                      3,034
    Customer Advance Payments                                                              147,835                  1,239,509
    Escrow Deposits                                                                          5,000                      5,000
                                                                                         ---------                  ---------
        Total Current Liabilities                                                        3,787,823                  5,932,823

Deferred Income: Less current portion                                                       79,679                     88,857
Deferred Income Taxes                                                                       59,001                     59,001
Long Term Debt: Less current portion                                                     1,745,520                  1,799,672
                                                                                         ---------                  ---------
        Total Liabilities                                                                5,672,023                  7,880,353
                                                                                         ---------                  ---------

Stockholders' Equity:
    Common Stock
    Authorized 10,000,000 Par Value $.001 per share Issued
      and Outstanding 2,000,000 Shares                                                       2,000                      2,000
    Paid in Surplus                                                                      5,662,775                  5,662,775
    Retained Earnings (Deficit)                                                            (3,933)                  (180,620)
                                                                                         ---------                  ---------
        Total Stockholders' Equity                                                       5,660,842                  5,484,155
                                                                                         ---------                  ---------

        Total Liabilities and Stockholders' Equity                                     $11,332,865                $13,364,508
                                                                                       ===========                ===========


                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                   (UNAUDITED)



                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                                   UNAUDITED



                                                                                        2001                    2000
                                                                                        ----                    ----

Net Sales                                                                              $12,638,261             $11,115,203

Cost of Sales                                                                           10,473,002               9,037,314
                                                                                       -----------             -----------

   Gross Profit                                                                          2,165,259               2,077,889
                                                                                       -----------             -----------

Expenses
   Selling, General and Administrative Expenses                                          1,694,552                 884,235
   Depreciation and Amortization Expense                                                   288,585                 169,689
                                                                                       -----------             -----------
      Total Expenses                                                                     1,983,137               1,053,924
                                                                                       -----------             -----------

   Income From Operations                                                                  182,122               1,023,965
                                                                                       -----------             -----------

Other Income (Expenses):
   Interest Income                                                                          50,769                  33,526
   Miscellaneous Income                                                                     13,842                   9,549
   Interest Expense                                                                       (70,046)                (50,219)
                                                                                       -----------             -----------
      Total Other Income (Expenses)                                                        (5,435)                 (7,144)
                                                                                       -----------             -----------

   Income Before Provision for Income Taxes                                                176,687               1,016,821

Provision for Income Taxes                                                                       0                 305,600
                                                                                       -----------             -----------

   Net Income                                                                            $ 176,687               $ 711,221
                                                                                       ===========             ===========

Basic Earnings per Common Share                                                           $   .088                $    .40
                                                                                       ===========             ===========

Diluted Earnings per Common Share                                                         $   .087                $   -
                                                                                       ===========             ===========

Weighted Average Number of Common Shares
   Outstanding                                                                           2,000,000               1,778,082
                                                                                       ===========             ===========

Weighted Average number of Common Shares
   Outstanding, Assuming Dilution                                                        2,015,130               1,778,082
                                                                                       ===========             ===========


                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2001

                                   (UNAUDITED)





                                         Common Stock
                                       .001 Par Value

                                                                      Additional                             Total
                                                                        Paid-in        Retained          Stockholders'
                                    Shares            Amount            Surplus        Earnings              Equity

Balance - January 1, 2001         2,000,000           $ 2,000         $5,662,775       $(180,620)          $5,484,155

Net Income                                                                               176,687              176,687


Balance - March 31, 2001          2,000,000           $ 2,000         $5,662,775       $  (3,933)          $5,660,842
                                  =========           =======         ==========       ==========          ==========

















                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                                        UNAUDITED
                                                                                               2001                     2000
                                                                                               ----                     ----

Cash Flows From Operating Activities
   Net Income                                                                                 $ 176,687              $ 711,221
   Adjustments to Reconcile Net Income to Cash
   used by Operating Activities:
      Depreciation and Amortization                                                             288,585                169,689
     (Increase) Decrease in:
         Accounts Receivable                                                                    916,827              (875,867)
         Inventory                                                                            1,045,272               (66,232)
         Prepaid Expenses                                                                      (18,637)               (32,512)
         Prepaid Income Taxes                                                                         -                119,951
         Deposits                                                                                14,150                 61,315
      Increase (Decrease) in:
         Accounts Payable                                                                     (925,077)              (196,025)
         Accrued Expenses                                                                      (72,412)                 47,338
         Other Taxes Payable                                                                    (3,034)                      -
         Customer Advance Payments                                                          (1,091,674)              (140,656)
         Income Taxes Payable                                                                         -                183,649
         Deferred Income Taxes                                                                        -                  2,000
         Deferred Income                                                                        (9,178)                (6,451)
                                                                                            -----------             ----------
           Net Cash Provided (Used) by Operating Activities                                     321,509               (22,580)
                                                                                            -----------             ----------

Cash Flows From Investing Activities
   Website Development Costs                                                                  (108,306)                      -
   Purchase of Property and Equipment                                                         (207,694)              (151,656)
   Decrease Note Receivable - Sale of Equipment                                                  13,093                      -
   Increase in Other Receivables                                                                 11,031                (2,918)
                                                                                            -----------             ----------
           Net Cash Used  By Investing Activities                                             (291,876)              (154,574)
                                                                                            -----------             ----------

Cash Flows From Financing Activities
   Increase (Decrease) in Notes Payable                                                          56,995              (133,289)
   Decrease in Notes Payable                                                                  (237,810)              (163,779)
   Increase in Notes Payable                                                                     73,860                  -
                                                                                            -----------             ----------
           Net Cash Used  By Financing Activities                                             (106,955)              (297,068)
                                                                                            -----------             ----------

Net (Decrease) In Cash                                                                         (77,322)              (474,222)
Cash - Beginning of Period                                                                      607,487              2,926,412
                                                                                            -----------             ----------
Cash - End of Period                                                                          $ 530,165             $2,452,190
                                                                                            ===========             ==========

The Company had Interest Cash Expenditures of:                                                 $ 64,296               $ 50,219
The Company had Income Tax Cash Expenditures of:                                               $  3,125               $     -



                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENT

                      DECEMBER 31, 2000 AND MARCH 31, 2001




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

                  The Company is the majority owner owning 70.6% of the issued shares of a subsidiary, PriceEnergy.Com, Inc. in which their capital investment is $25,000. The subsidiary has established a Web Site for the sale of energy products through a network of suppliers originally on the East Coast of the United States. The Web Site became active in October 2000 (See Notes 2, 8 and 12).

                  The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

                  These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2000. The Company follows the same accounting policies in preparation of interim reports.

                  Results of operations for the interim periods are not indicative of annual results.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      DECEMBER 31, 2000 AND MARCH 31, 2001


Note 2         Summary of Significant Accounting Policies

                  Nature of Operations
                  Able Oil Company, Able Melbourne, Inc.and Able Energy - New York, Inc. are full service oil companies that market and distribute home heating oil, diesel fuel and kerosene to residential and commercial customers operating in Northern New Jersey, Melbourne, Florida, and Warrensburg, New York, respectively. Able Propane, LLC, which was incorporated in July 1996, installs propane tanks, which it owns, and sells propane gas for heating and cooking along with other residential and commercial uses. PriceEnergy.Com, Inc. sells home heating oil, diesel fuel, kerosene and propane via the internet, and is in the process of setting up a network of dealers. The Company will receive as income a fee per gallon on all deliveries.

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

                  Principles of Consolidation
                  The consolidated financial statements include the accounts of Able Energy, Inc. and its subsidiaries. The minority interest of 1% in Able Propane, LLC is immaterial and has not been shown separately. All material intercompany balances and transactions were eliminated in consolidation.

                  Minority Interest
                  The minority interest in PriceEnergy.Com, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, the losses have been charged against the Company, the majority owner. The loss for three months ended March 31, 2001 is $288,974, (See Notes 1, 8 and 12).

                  Inventories
                  Inventories are valued at the lower of cost (first in, first out method) or market.

                  Property and Equipment
                  Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided by using the straight-line method based upon the estimated useful lives of the assets (5 to 40 years). Depreciation expense for the three months ended March 31, 2001 and 2000 amounted to $160,887 and $150,994, respectively.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      DECEMBER 31, 2000 AND MARCH 31, 2001


Note 2         Summary of Significant Accounting Policies (cont'd)

                  Property and Equipment (cont'd)
                  For income tax basis, depreciation is calculated by a combination of the straight-line and modified accelerated cost recovery systems established by the Tax Reform Act of 1986.

                  Expenditures for maintenance and repairs are charged to expense as incurred whereas expenditures for renewals and betterments are capitalized.

                  The cost and related accumulated depreciation of assets sold or otherwise disposed of during the period are removed from the accounts. Any gain or loss is reflected in the year of disposal.

                  Web Site Development Costs
                  Costs of $2,264,141 incurred in the developmental stage for computer hardware and software have been capitalized in accordance with accounting pronouncement SOP98-1. The costs are included in Property and Equipment and are being amortized on a straight line basis on an estimated useful life, 5 years. Operations commenced in October 2000. Amortization for the three months ended March 31, 2001 is $103,007.

                  Intangible Assets
                  Intangibles are stated at cost and amortized as follows:
                  Customer Lists of $571,000 and Covenant Not To Compete of $183,567 related to the Connell's Fuel Oil Company acquisition on October 28, 1996 by Able Oil Company, are being amortized over a straight-line period of 15 and 5 years, respectively. The current period amortization also includes a customer list of $39,850 and Covenant Not To Compete of $100,000 relating to the acquisition from B & B Fuels on August 27, 1999, and is being amortized over a straight-line period of 10 and 5 years, respectively. The amortization for the three months ended March 31, 2001 and 2000 are $24,691 and $18,695, respectively.

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

                      DECEMBER 31, 2000 AND MARCH 31, 2001


Note 2         Summary of Significant Accounting Policies (cont'd)

                  Income Taxes
                  Effective January 1, 1997, all the subsidiaries, which were S-Corporations, terminated their S-Corporation elections. The subsidiaries are now filing a Federal consolidated tax return with Able Energy, Inc.

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

                  Financial instruments which potentially subject the Company to concentrations of credit risk consists of checking and savings accounts with several financial institutions in excess of insured limits. The excess above insured limits is approximately $584,355 as of March 31, 2001. The Company does not anticipate non-performance by the financial institution.

                  Cash
                  For the purpose of the statement of cash flows, cash is defined as balance held in corporate checking accounts and money market accounts.

                  Advertising Expense
                  Advertising costs are expensed at the time the advertisement appears in various publications and other media. The expense was $154,633 for the three months ended March 31, 2001.

Note 3          Notes Receivable

                  The Company has a Note Receivable from Able Montgomery, Inc. and Andrew W. Schmidt related to the sale of Able Montgomery, Inc. to Schmidt, and a truck financed by Able Energy, Inc. No payments of principal or interest have been received for more than one year. A new note was drawn dated June 15, 2000 for $170,000, including the prior balance, plus accrued interest. The Note bears interest at 9.5% per annum and payments commence October 1, 2000. The payments will be monthly in varying amounts each year with a final payment of $55,981.07 due September 1, 2010. No payments were received in the year ended December 31, 2000. In February 2001, two (2) payments were received in the amount of $2,691.66, interest only.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      DECEMBER 31, 2000 AND MARCH 31, 2001


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

                  Maturities of the Note Receivable are as follows:

                           For the Year Ending
                                December 31,                           Principal
                                                                         Amount
                                    2001                               $     970

                                    2002                                   5,378

                                    2003                                   9,876

                                    2004                                  10,856

                                    2005                                  11,933

                                    Balance                              130,987

                                            Total                       $170,000
                                                                        ========

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

                  Maturities of these Notes Receivable are as follows:

                           For the Year Ending
                                December 31,                           Principal
                                                                         Amount

                                    2001                               $  20,364

                                    2002                                  21,968

                                    2003                                  23,788

                                    2004                                  18,244

                                    2005                                   7,088

                                    Balance                                9,692
                                                                        --------

                                            Total                       $101,144
                                                                        ========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      DECEMBER 31, 2000 AND MARCH 31, 2001

Note 4          Inventories

                              Items                                2001                     2000
                              -----                                ----                     ----
                              Heating Oil                          $ 231,999                $1,278,146
                              Diesel Fuel                             36,797                    42,869
                              Kerosene                                 7,765                    10,497
                              Propane                                 18,016                     8,100
                              Parts and Supplies                     169,227                   169,463
                                                                    --------                ----------
                                   Total                            $463,804                $1,509,075
                                                                    ========                ==========

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

                  1. Security is added by a guaranty and suretyship agreement with Able Energy, Inc., Able Propane, LLC, Able Energy Terminal, LLC, Able Oil Melbourne, Inc. and Able Energy New York, Inc. and will unconditionally jointly and severally guarantee payment to the Bank.

                  2. A security agreement granting the bank a first priority perfected lien on the existing and future personal property of Able Oil Company and the companies listed in item 4 above. Notwithstanding the aforesaid requirement, the named entities may finance the acquisition of equipment with other financial parties by way of true leases or financing leases having an aggregate outstanding balance of $1,000,000 at any given time, providing to such third party financiers liens upon the equipment thus financed, which liens shall be superior in priority to the lien of the bank in any such equipment.

                  3. The agreement calls for the borrower, Able Oil Company, to maintain a minimum debt ratio as defined in the agreement commencing with the fiscal year end 2000. Able Oil Company is in compliance with the covenant for the year ended December 31, 2000.

                           The line of credit bears an interest rate of Prime minus one-half (1/2%) with an outstanding balance of $710,785 at March 31, 2001.

                           There is a term loan with PNC Bank which was refinanced for a total of $675,000 on June 12, 1998 with a current interest rate of 8.15%. The balance at March 31, 2001 is $56,250 and has three months to maturity.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      DECEMBER 31, 2000 AND MARCH 31, 2001


Note 6          Long-Term Debt

                  Mortgage note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total note is $145,000. The note is payable in the monthly amount of principal and interest of $1,721.18 with and interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009 which is the final payment. The note is secured by a mortgage made by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horicon Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at March 31, 2001 was $128,614.

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

                  The Note is collateralized by the property and equipment purchased and assignment of the leases. The balance due on this Note at March 31, 2001 was $650,000.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      DECEMBER 31, 2000 AND MARCH 31, 2001


Note 7          Income Taxes

                  Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

                  The differences between the statutory Federal Income Tax and Income Taxes Continuing Operation is accounted for as follows:

                                                                                                   2001

                                                                                                            Percent of
                                                                                                              Pretax
                                                                                            Amount            Income

             Statutory Federal Income Tax                                                   $53,100               34.0 %
             Utilization of Net operating Loss Carryforward                                 (53,100)             (34.0)%
             State Income Tax                                                                16,100                5.9 %
             State Net Operating Loss Carryforward                                          (16,100)              (5.9)%
                                                                                            --------             -------

             Income Taxes                                                                   $  0                     0 %
                                                                                            ========             =======

                                                                                                     2000

                                                                                                            Percent of
                                                                                                              Pretax
                                                                                            Amount            Income

             Statutory Federal Income Tax                                                   $346,650               34.0%
             Utilization of Net Operating Loss Carryforward                                 (132,850)
             Increase resulting from State Income Tax, net of     Federal
             Tax Benefit                                                                      91,800                5.9%
                                                                                            --------             -------

             Income Taxes                                                                   $305,600               39.9%
                                                                                            ========             =======

             Income Taxes consist of:
              Current                                                                       $303,600
              Deferred                                                                         2,000
                                                                                            --------
                 Total                                                                      $305,600
                                                                                            ========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      DECEMBER 31, 2000 AND MARCH 31, 2001



Note 7          Income Taxes (cont'd)

                 The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:

                                                                                                        2001

                                                                                           Temporary                Tax
                                                                                           Difference             Effect

              Depreciation                                                                    $ 189,389          $ 59,001
              Allowance for Doubtful Accounts                                                   147,557            41,285
              Gain on Sale of Subsidiary                                                         18,766             4,035

                                                                                                        2000

                                                                                           Temporary                Tax
                                                                                           Difference             Effect

              Depreciation                                                                    $(184,389)         $(58,201)
              Allowance for Doubtful Accounts                                                   157,974            44,235
              Gain on Sale of Subsidiary                                                         18,766             4,035

Note 8           Note Receivable - Subsidiary

                 The Company has a Note Receivable from PriceEnergy.Com, Inc. for advances made in the development of the Website, including hardware and software costs. All of PriceEnergy.Com, Inc.'s assets are pledged as collateral to Able Energy, Inc. The amount of the note is $1,350,000 dated November 1, 2000 with interest at 8% per annum payable quarterly. Principal payments to begin two years after the date of the Note, November 1, 2002. Interest, in the amount of $27,000 has been accrued at March 31, 2001. The Note and interest have been eliminated in the consolidated financial statements (See Notes 1, 2 and 12).

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      DECEMBER 31, 2000 AND MARCH 31, 2001


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

                  Price Energy.Com, Inc., a subsidiary, has commenced suit against ThinkSpark Corporation on Consulting Services Agreement, dated June 2, 2000. ThinkSpark was to provide services of professional quality performed by knowledgeable staff familiar with the operation of the software and its application and conforming to generally accepted data processing practices. ThinkSpark agreed that it could develop, deliver and install the system to be operational by mid-August 2000. ThinkSpark ceased work in mid-October 2000 and the project was not completed. Price Energy hired another firm which is completing the project. ThinkSpark admits the original estimate for the project was $266,000. Price Energy paid ThinkSpark $82,539 and is paying the new firm $75,600 which will complete the work by June 30, 2001.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      DECEMBER 31, 2000 AND MARCH 31, 2001


Note 9         Commitments and Contingencies (cont'd)

                  Able Oil Company has been examined by the Internal Revenue Service through the year ended December 31, 1995. The only open year for Able Oil Company is December 31, 1996 and Able Energy, Inc., et al, open years are December 31, 1997, through December 31, 2000. The Company has a net operating loss carryforward of approximately $640,000 at December 31, 2000.

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

                  The Company leased 9,800 square feet in the Rockaway Business Centre on Green Pond Road in Rockaway, New Jersey. The facility is being used as a call center and has combined the administrative operations in New Jersey in one facility. The lease has a term of five (5) years from August 1, 2000 through July 31, 2005. The rent for the first year is $7,145,83 per month and the second through fifth year is $7,431.67 per month, plus 20.5% of the building's annual operational costs and it's portion of utilities. The monthly rent, including Common Area Charges, as of October 2000 is $9,084 per month. The lease does not contain any option for renewal. The rent expense was $26,002 for the three months ended March 31, 2001. The estimated future rents are as follows:

                                    Year Ended December 31,
                                            2001                        $ 84,000
                                            2002                         113,000
                                            2003-2005                    290,000
                                                                         -------
                                                     Total              $487,000
                                                                        ========

                  The following summarizes the month to month operating leases for the other subsidiaries and other expense for the three months ended March 31, 2001:

                           Able Oil Melbourne                 $500.00, per month
                                                              Total rent expense, $1,500
                           Able Energy New York               $500.00, per month
                                                              Total rent expense, $1,500

                      ABLE ENERGY, INC. AND SUBSIDIARIES

                      DECEMBER 31, 2000 AND MARCH 31, 2001



Note 11          Franchising

                  The Company has begun operations to sell franchises permitting the operation of a franchised business specializing in residential and commercial sales of fuel oil, diesel fuel, gasoline, propane and related services. The Company will provide training, advertising and use of Able credit for the purchase of product, among other things, as specified in the Agreement. The franchisee has an option to sell the business back to the Company after two (2) years of operations for a price calculated per the Agreement. The Company signed its first franchise agreement in September 2000. The franchisee has paid the company the following:

                  4 A non-refundable franchise fee of $25,000 has been recorded as Other Income in the year ended December 31, 2000.

                  5. An advertising deposit of $15,000 and a $5,000 escrow deposit. The $5,000 is shown as an Escrow Deposit liability. The $15,000 has been charged against advertising in the year ended December 31, 2000.

Note 12         Related Party Transactions

                  $44,690 is due from the major Shareholder/Officer of the Company. This amount is evidenced by a Note bearing interest at a rate of 8 1/2% between the Shareholder and the Company.

                  The following officers of this Company own stock in the subsidiary, PriceEnergy.Com, Inc., which they incorporated in November 1999.

                           Chief Executive Officer                 23.5%
                           President                                3.6%

                  No capital contributions have been made by these officers (See Notes 1, 2, and 8).

Note 13         Earnings Per Share

                  The shares used in the computation of the Company's basic Earnings Per Common Share are as follows:

                                                                          2001             2000
                                                                          ----             ----
                  Weighted Average of Common Shares Outstanding        2,000,000         1,778,082
                  Dilutive Effect of:
                      Employee Stock Options                              15,130                -
                                                                      ----------         ---------

                  Weighted Average Common Shares Outstanding,
                        Assuming Dilution                              2,015,130         1,778,082
                                                                      ==========         =========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      DECEMBER 31, 2000 AND MARCH 31, 2001


Note 13         Earnings Per Share (cont'd)


                  Options to purchase 66,000 shares of common stock at $5.00 per share were outstanding during the first quarter of 2001, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Note 14          Stock Option Plans

                  The Company has stock option plans under which stock options may be issued to officers, key employees, and non-employee directors to purchase shares of the Company's authorized but unissued common stock. The Company also has a stock option plan under which stock options may be granted to employees and officers.

                  Options granted currently expire no later than 5 years from the grant and have vesting periods from none to 25% at grant and 25% each anniversary.

                                                                                Outstanding Options


                                                                   Number of                   Exercise
                                                                     Shares                      Price               Term

                   January 6, 2000
                      Grants                                           66,000                      $5.00            5 years
                      Exercises                                             0

                   December 1, 2000
                      Grants                                           45,391                      $2.25            5 years
                      Exercises                                             0

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

Results of Operations

Three months ended March 31, 2001, compared to the three months ended March 31, 2000.

The Company reported revenues of $12,638,261 for the three months ended March 31, 2001, an increase of 13.70% over the prior year's revenues of $11,115,203 for the same three month period. This increase can be attributed to increased sales as a result of a larger customer base, cold weather in the company service area, and an increase in the price of products sold by the Company above the price of the prior year. Increased revenues can also be attributed to increased marketing efforts.

Gross profit margin, as a percentage of revenues, for the three months ended March 31, 2001, decreased to 17.13% of net revenues, representing a decrease of 1.56% over a margin of 18.69% for the same quarter one year ago. The reduction in margin is primarily a result of fluctuating retail prices for home heating oil caused by unstable product cost.

Selling, General and Administrative expenses increased by $810,317 or 91.64% from $884,235 for the three months ended March 31, 2000 to $1,694,552 for the three months ended March 31, 2001. This increase was attributable to the operations of a new subsidiary, PriceEnergy.Com, Inc., which began operations in October 2000 and has costs of $158,922 in the current quarter and an increase in labor and benefits, advertising and professional fees.

Operating Income for the three months ended March 31, 2001 was $182,122, a decrease of 82.21% from the Company's operating income of $1,023,965 for the three months ended March 31, 2000. This decrease in operating income was attributable to increased costs of a new subsidiary, PriceEnergy.Com, Inc., increase in labor and benefits, and decrease in gross profit percentage due to unstable market price for products which the Company sells.

The Company had a net profit of $465,661 for the three months ended March 31, 2001, without the new start-up venture, PriceEnergy.Com, Inc., which had no operations in the three months ended March 31, 2000. The Company's consolidated net income for the three months ended March 31, 2001 decreased to $176,687 which was $534,534 less than the net income of $711,221 for the previous year. The decrease was the result of the loss on the new subsidiary, additional marketing, and increased operating expenses with concentration on growth.

Depreciation and amortization expense for the three months ended March 31, 2001 was $288,585, an increase from $169,689 for the three months ended March 31, 2000. Amortization relates to the amortization of customer lists, being amortized over 15 years and two Non-Compete Agreements amortized over 5 years , per the agreements, and amortization of Website costs of $103,007 which was not in operation in the three months ended March 31, 2000. The increased depreciation relates to the purchase of additional trucks and other equipment in 2000.

Interest expense for the three months ended March 31, 2001 was $70,046 as compared to $50,219 for the three months ended March 31, 2000. This increase was due to debt incurred in financing new equipment purchases and a portion of the Website costs.

Liquidity and Capital Resources

For the three months ended March 31, 2001, compared to the three months ended March 31, 2000, the Company's cash position decreased by $1,922,025 from $2,452,190 to $530,165. For the year ended December 31, 2000, cash was generated through operations, collections of customer advance payments and increase in the Line of Credit borrowing. The primary reason for reduction in cash was a loan and investment in Price Energy.Com, Inc. There was an additional advance of approximately $191,000 in the three months ended March 31, 2001.

The Company has the following Agreement with its primary financial institution. The Company's credit line was increased by $250,000 to $750,000 at 1/2% below the prime lending rate. The outstanding balance is $710,785 at March 31, 2001. The Company has a three year term loan of $675,000 with a balance of $56,250 at March 31, 2001. The Agreement with the bank has a current expiration date of June 30, 2001.

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

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

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


Item 2.  Changes in Securities and Use of Proceeds

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         None.

         (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three month period ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         ABLE ENERGY, INC.

Date:    May 15, 2001                          By:    /s/Timothy Harrington
                                                         Timothy Harrington
                                                         Chief Executive Officer