Form 10KSB
period 2001-06-30
ABLE ENERGY INC
filed 2001-09-28
CIK 1065728

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
    (Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from   January 1, 2001        to   June 30, 2001
                                -----------------------    ---------------------

                        Commission file number: 333-59109

                                ABLE ENERGY, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                22-3520840
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                               identification No.)

     198 GREENPOND ROAD
          ROCKAWAY, NJ                                              07866
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code: (973) 625-1012

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:


                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of class)


         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

         The Issuer's Revenues for the Most Recent Fiscal Year, June 30, 2001, was $18,189,597.

         The aggregate market of the voting stock held by non-affiliates of the registrant was approximately $3,804,750 as of the close of business on September 25, 2001.

         The number of shares of Common Stock, $.001 par value, issued and outstanding as of September 25, 2001 was 2,001,250.

                                     PART I
                                     ------

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


EMPLOYEES

         As of June 30, 2001, the Company employed approximately 67 individuals. From October through March, the Company's peak season, the Company employs approximately 100 persons. From April through September, the Company employs approximately 65 persons. Currently, there are no organized labor unions representing any of the employees of Company or any of its related companies.


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

                                     PART II
                                     -------

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR SECURITIES

              The Company's Common Stock commenced trading on the Nasdaq SmallCap Market under the symbol "ABLE" on June 29, 1999. The following table sets forth the high and low sale price of the Common Stock on a quarterly basis, as reported by Nasdaq:


                  QUARTER ENDED                  HIGH PRICE ($)    LOW PRICE ($)
                  --------------------------------------------------------------

                  June 30, 1999 *                    8                7 1/16
                  September 30, 1999                 7.75             6
                  December 31, 1999                  7.125            5.25
                  March 31, 2000                     7                5
                  June 30, 2000                      6                4.25
                  September 30, 2000                 5.25             3
                  December 31, 2000                  4                1.625
                  March 31, 2001                     3 9/16           2
                  June 30, 2001                      6.75             2.35

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


RECENT SALE OF UNREGISTERED SECURITIES

         None.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Statements in this Annual Report on Form 10-KSB concerning the Company's outlook or future economic performance, anticipated profitability, gross billings, expenses or other financial items, and statements concerning assumption made or exceptions to any future events, conditions, performance or other matter are "forward looking statements," as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors which would cause actual results to differ materially from those stated in such statements. Such risks, and uncertainties and factors include, but are not limited to: (i) changes in external competitive market factors or trends in the Company's results of operation; (ii) unanticipated working capital or other cash requirements and (iii) changes in the Company's business strategy or an inability to execute its competitive factors that may prevent the Company from competing successfully in the marketplace.

REVENUE RECOGNITION

              Sales of fuel and heating equipment are recognized at the time of delivery to the customer, and sales of equipment are recognized at the time of installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating equipment service contracts are deferred and amortized into income over the term of the respective service contracts, on a straight line basis, which generally does not exceed one year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

              The Company reported revenues of $5,551,336 for the three months ended June 30, 2001, an increase of 14.42% over the prior year's revenues of $4,851,781 for the same three month period. This is attributable to an increased customer base, which resulted in higher service revenue including sales of new equipment and increased sales of most of the Company's products. Increased revenues is also attributable to the Company's increased marketing efforts.

              Gross profit margin, as a percentage of revenues, for the three months ended June 30, 2001, was 16.50% of net revenues, representing a small decrease when compared to the margin of 17.44% for the same quarter a year ago. The decrease in margin is primarily a result of price fluctuations of home heating oil creating less control of cost/price relationship.

              Selling, General and Administrative expenses increased by $402,352 from $1,110,955 for the three months ended June 30, 2000 to $1,513,307 for the three months ended June 30, 2001. This increase was attributable to the operations of a new subsidiary, PriceEnergy.Com, Inc., which began operations in October 2000 and had costs of $374,815 in the current quarter.

              Operating Loss for the three months ended June 30, 2001 was $899,885, an increase over the Company's operating loss of $433,289 for the three months ended June 30, 2000. This increase in operating loss was directly attributable to the loss incurred by the new subsidiary, PriceEnergy.Com, Inc., which was $493,330. Some increase in the operating loss was also due to additional staff which was carried over from the winter months and decrease in gross profit due to unstable market price for products which the Company sells.

              Net Loss for the three months ended June 30, 2001 increased by $665,694 to $901,910 when compared to the previous year. This increase in net loss was due to the loss in a new subsidiary, PriceEnergy.Com, Inc. of $493,330, additional marketing and increased operating expenses with concentration on growth.

SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

              The Company reported revenues of $18,189,597 for the six months ended June 30, 2001, an increase of 13.92% over the prior year's revenues of $15,966,984 for the same six month period. This is attributable to increased sales as a result of a larger customer base in the Company service area, colder weather during this period, and an increase in the price of products sold by the Company above the price of the prior year. Increased revenues are also the product of the Company's increased marketing efforts

              Gross profit margin, as a percentage of revenues, for the six months ended June 30, 2001 was 16.94% of net revenues, representing a decrease over a margin of 18.31% for the same six month period one year ago. The reduction in margin is primarily a result of unstable retail prices for home heating oil caused by unstable product cost.

              Selling, General and Administrative expenses increased by $1,212,575 from $1,995,190 for the six months ended June 30, 2000 to $3,207,765 for the six months ended June 30, 2001. These expenses are attributable to the loss incurred by the new subsidiary, PriceEnergy.Com, Inc. of $533,728, and also an increase in the size of general operations of the Company, and an increase in marketing, wages and benefits.

              Operating Loss for the six months ended June 30, 2001 was $717,763, as compared to operating income of $590,676 for the six months ended June 30, 2000. This operating loss was attributable to lower gross margin caused by unstable prices for home heating oil, loss in the new subsidiary, PriceEnergy.Com, Inc. of $782,304, and increased insurance, labor cost and benefits.

              The Company had a net profit of $57,081 for the six months ended June 30, 2001, without the new start-up venture, PriceEnergy.Com, Inc. Net loss for the six months ended June 30, 2001 of $725,223 as compared to net income of $475,005 in the same period in the previous year. This net loss was attributable to a loss in the new subsidiary, PriceEnergy.Com, Inc., lower gross margins and higher operating expenses of a larger organization and new facility.

              Depreciation and amortization expense for the six months ended June 30, 2001 was $591,397, an increase of $253,297 over the six months ended June 30, 2000. Amortization relates to the amortization of customer lists, being amortized over 15 years and two Non-Compete Agreements amortized over 5 years , per the agreements. The increased depreciation relates to the purchase of additional trucks and other equipment in 2000 and amortization of the PriceEnergy.Com Web Site of $210,821.

              The Company's subsidiaries, Able Oil Company and Able Propane, LLC, showed profits of $179,197 and $254,474, respectively, for the six months ended June 30, 2001. These two subsidiaries accounted for the majority of the revenue for the corporation. Growth in the Able Propane, LLC subsidiary has been significant each year since its inception in 1996. This subsidiary had internal growth of 28.4% in revenues during the last full calendar year. This rate of growth is expected to continue.

              Interest expense for the six months ended June 30, 2001 was $130,609 as compared to $98,100 for the six months ended June 30, 2000. This increase was due to debt incurred in connection with the purchase of additional trucks and other equipment.

LIQUIDITY AND CAPITAL RESOURCES

              For the six months ended June 30, 2001, compared to the six months ended June 30, 2000, the Company's cash position decreased by $777,962 from $2,266,980 to $1,489,018. For the year ended December 31, 2000, cash was generated through operations, collections of customer advance payments, and increase in the Line of Credit borrowing. The primary reason for reduction in cash was a loan and investment in PriceEnergy.Com, Inc. There was an additional advance of approximately $191,000 in the six months ended June 30, 2001.

              The Company is currently pursuing additional bank borrowings, debt placements and equity offerings. This will enable the Company to continue to grow while strengthening its infrastructures. The Company has entered into an agreement with PricewaterhouseCoopers Securities, LLC to assist the Company in raising debt or equity funds up to $15 million.

              The Company has received a Term Letter, dated September 25, 2001, from Fleet National Bank. The Bank has proposed to provide the Company a credit facility of $1,500,000. The Bank has also approved a maximum of $1,000,000 in standby letters of credit listing the Borrower's major suppliers as the beneficiary which is available to the Company on an as needed basis. The Company and the bank are currently finalizing the loan documents.

SEASONALITY

              The Company's operations are subject to seasonal fluctuations, with a majority of the Company's business occurring in the late fall and winter months. Approximately 70% of the Company's revenues are earned and received from October through March, with most of such revenues derived from the sale of home heating products, including propane gas and fuel oil. However, the seasonality of the Company's business is offset, in part, by an increase in revenues from the sale of HVAC products and services, diesel and gasoline fuels during the spring and summer months, due to the increased use of automobiles and construction apparatus.

              From May through September, Able Oil can experience considerable reduction of retail heating oil sales. Similarly, Able Propane can experience up to 80% decrease in heating related propane sales during the months of April to September, this is offset somewhat by increased sales of propane gas used for pool heating and fuel for outdoor cooking equipment.

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

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

                                     The directors and executive officers of the Company are as follows:

--------------------------------------------------- ------------- ---------------------------------------------------------------

NAME                                                    Age       Position
-----
--------------------------------------------------- ------------- ---------------------------------------------------------------
Timothy Harrington                                       33       Chief Executive Officer, Chairman of the Board and Secretary
--------------------------------------------------- ------------- ---------------------------------------------------------------
Christopher P. Westad                                    47       President, Chief Financial Officer and Director
--------------------------------------------------- ------------- ---------------------------------------------------------------
James Purcaro                                            39       Director
--------------------------------------------------- ------------- ---------------------------------------------------------------
Gregory Sichenzia                                        39       Director
--------------------------------------------------- ------------- ---------------------------------------------------------------
Patrick O'Neill                                          41       Director
--------------------------------------------------- ------------- ---------------------------------------------------------------
Edward C. Miller, Jr.                                    33       Director
--------------------------------------------------- ------------- ---------------------------------------------------------------

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 1999, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during fiscal year 2001.



ITEM 10.      EXECUTIVE COMPENSATION

         The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer and President for services rendered in all capacities to the Company for the fiscal period ended June 30, 2001. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

-------------------------------------------------------------------- -----------------------------------------------
                        ANNUAL COMPENSATION                                      LONG-TERM COMPENSATION
                        -------------------                                      ----------------------
                                                                     ------------------------- ---------------------
                                                                              Awards                 Payouts
------------------- --------- ------------ ---------- -------------- ------------ ------------ ---------- ----------
     Name and         Year    Salary ($)   Bonus ($)  Other Annual   Restricted   Securities   LTIP       All
     Principal                                        Compensation   Stock Award  Underlying   Payouts    Other
     Position                                              ($)                     Options /      ($)     Compen-sation
                                                                                   SARs (#)                  ($)
------------------- --------- ------------ ---------- -------------- ------------ ------------ ---------- ----------
Timothy               2001      105,747        -               -          -            -           -          -
Harrington, Chief
Executive Officer
------------------- --------- ------------ ---------- -------------- ------------ ------------ ---------- ----------
Christopher P.        2001      242,558        -            -             -            -           -          -
Westad, President
------------------- --------- ------------ ---------- -------------- ------------ ------------ ---------- ----------
                                                  ---------------

         No option grants were made to named executive officers during fiscal year ended June 30, 2001.

     No named executive held unexercised options as at June 30, 2001.


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


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of June 30, 2001, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) all directors and officers of the Company as a group:

         --------------------------------- ------------------------ -------------------------
                                              NUMBER OF SHARES           APPROXIMATE
                                                BENEFICIALLY             PERCENTAGE OF
         NAME*                                      OWNED                COMMON STOCK**
         -----                                      -----                --------------
         --------------------------------- ------------------------ -------------------------
         Timothy Harrington                              1,000,000            50%
         --------------------------------- ------------------------ -------------------------
         Christopher Westad                                     --             --
         --------------------------------- ------------------------ -------------------------
         All Officers and Directors as a                 1,000,000            50%
         Group (2 persons)
         --------------------------------- ------------------------ -------------------------
                                                ------------------

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

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From time to time, our majority-owned subsidiary Price Energy has borrowed money from us. As of June 30, 2001, the aggregate indebtedness to us was a promissory note made on November 1, 2000 for $1,350,000. This note bears interest at a rate of 8% per annum payable quarterly with principal payments beginning on November 1, 2002. Able Energy, Inc. own approximately 70.6% of Price Energy, Timothy Harrington, our Chief Executive Officer, owns 23.5%, and Christopher Westad, our President, owns 3.6%.



ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K

         The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

EXHIBITS

         The following Exhibits are filed as part of this Report:

       Exhibit
       Number              Description
       -------             -----------
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

         10.15 Oil Supply Agreement between the Company and Koch Refining Company, L.P., dated March 17, 1998**

         10.16 Fuel Purchase Agreement (Natural Gas) between the Company and Ferrellgas, dated September 3, 1996**

         10.17 Fuel Purchase Agreement (Propane) between the Company and Keystone Propane Service, Inc., dated July 28, 1998**

         10.18 Lease between the Company and Summit Leasing Corporation ("Summit"), dated December 3, 1997**

         10.19 Franchise Agreement, dated December 31, 1998, between the Company and Andrew Schmidt regarding sale of Able Oil Company Montgomery, Inc. as a franchise***

         10.20 Stock Purchase Agreement, dated December 31, 1998, between the Company and Andrew Schmidt regarding the sale of stock of Able Oil Company Montgomery, Inc. by the Company to Mr. Schmidt***

         10.21 Pledge and Security Agreement, dated December 31, 1998, between the Company and Andrew Schmidt regarding the pledge of stock of Able Oil Company Montgomery, Inc.***

         10.22 $140,000 principal amount, 9.5% Promissory Note, dated December 31, 1998, between the Company and Andrew Schmidt regarding the sale of stock of Able Oil Company Montgomery, Inc. by the Company to Mr. Schmidt*****

         10.23 Stock Sale Agreement, dated December 31, 1998, between the Company and Owl Environmental, Inc. regarding the sale of stock of A&O Environmental Services, Inc. by the Company to Owl Environmental, Inc.*

         21.1              List of Subsidiaries of Registrant*


--------------

(*) Reference is made to the Company's Registration Statement, filing Number 333-51909, filed with the SEC on July 15, 1998.

(**) Reference is made to the Company's Registration Statement, filing Number 333-51909, filed with the SEC on November 6, 1998.

(***) Reference is made to the Company's Registration Statement, filing Number 333-51909, filed with the SEC on April 15, 1999.

(****) Reference is made to the Company's Registration Statement, filing Number 333-51909, filed with the SEC on May 17, 1999.

(*****) Reference is made to the Company's Form 10-KSB, filing number 333-51909 For the year ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of September, 2001.


                                                ABLE ENERGY, INC.


                                                /s/ Timothy Harrington
                                                --------------------------------
                                                Timothy Harrington,
                                                Chief Executive Officer

                                                /s/ Christopher P. Westad
                                                --------------------------------
                                                Christopher P. Westad, President

                                                /s/ James Purcaro
                                                --------------------------------
                                                James Purcaro, Director

                                                /s/ Gregory Sichenzia
                                                --------------------------------
                                                Gregory Sichenzia, Director

                                                /s/ Patrick O'Neill
                                                --------------------------------
                                                Patrick O'Neill,
                                                Director

                                                /s/ Edward C. Miller, Jr.
                                                --------------------------------
                                                Edward C. Miller, Jr., Director

                                ABLE ENERGY, INC.
                               -------------------

                             JUNE 30, 2001 AND 2000
                             -----------------------




                                 C O N T E N T S
                                 ---------------

                                                                          PAGE
                                                                          -----
CONSOLIDATED FINANCIAL STATEMENTS:

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

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   F-8 - F-27

TO THE BOARD OF DIRECTORS
ABLE ENERGY, INC.
ROCKAWAY, NEW JERSEY  07866


                          INDEPENDENT AUDITOR'S REPORT
                         ------------------------------

We have audited the accompanying consolidated balance sheet of Able Energy, Inc. and subsidiaries as of June 30, 2001 and the related consolidated statements of operations, changes in Stockholders' equity, and cash flows for the six months ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Able Energy, Inc. and subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for the six months ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

We have previously reviewed, in accordance with the standards established by the American Institute of Certified Public Accountants, the consolidated statements of income and cash flows for the six months ended June 30, 2000. We did not express an opinion on these consolidated financial statements and are not aware of any material modification that should be made to these consolidated financial statements for them to be in conformity generally accepted accounting principles.



Rockaway, New Jersey
September 25, 2001





                                       F-2
                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       -----------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                  JUNE 30, 2001
                                  -------------


                                     ASSETS


                                                                                2001
                                                                                ----

CURRENT ASSETS:
    Cash                                                                        $   999,018
    Restricted Cash                                                                 490,000
    Accounts Receivable (Less Allowance for Doubtful
       Accounts of ($209,927)                                                     1,819,856
    Inventory                                                                       367,326
    Notes Receivable - Current Portion                                               26,865
    Miscellaneous Receivable                                                         38,633
    Prepaid Expense                                                                 111,564
    Prepaid Expense - Income Taxes                                                   83,904
    Deferred Income Tax                                                              58,730
    Due From Officer                                                                 44,690
                                                                                  ---------
        TOTAL CURRENT ASSETS                                                      4,040,586
                                                                                  ---------

PROPERTY AND EQUIPMENT:
    Land                                                                            451,925
    Building                                                                      1,085,950
    Trucks                                                                        2,604,147
    Fuel Tanks                                                                    1,100,588
    Machinery and Equipment                                                         490,325
    Leasehold Improvements                                                          497,865
    Cylinders                                                                       507,394
    Office Furniture and Equipment                                                  183,625
    Website Development Costs                                                     2,264,141
                                                                                  ---------
                                                                                  9,185,960
    Less: Accumulated Depreciation and Amortization                               2,344,458
                                                                                  ---------
        NET PROPERTY AND EQUIPMENT                                                6,841,502
                                                                                  ---------

OTHER ASSETS:
    Deposits                                                                        101,283
    Notes Receivable - Less Current Portion                                         231,102
    Customer List, Less Accumulated Amortization of  ($188,122)                     422,728
    Covenant Not to Compete, Less Accumulated Amortization of  ($210,193)            73,374
    Development Costs - Franchising                                                  45,955
                                                                                  ---------
         TOTAL OTHER ASSETS                                                         874,442
                                                                                  ---------

        TOTAL ASSETS                                                            $11,756,530
                                                                                ===========



                   See Accompanying Notes and Auditor's Report
                                       F-3
                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             BALANCE SHEET (CONT'D)

                                  JUNE 30, 2001
                                  --------------



                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------



                                                                        2001
                                                                        ----

CURRENT LIABILITIES:
    Accounts Payable                                                $ 1,655,487
    Note Payable - Bank                                                 449,720
    Note Payable - Other                                                500,000
    Current Portion of Long-Term Debt                                   525,882
    Accrued Expenses                                                    456,965
    Accrued Taxes                                                        28,174
    Customer Pre-Purchase Payments                                    1,324,249
    Customer Credit Balances                                            223,720
    Escrow Deposits                                                       5,000
                                                                      ----------
        TOTAL CURRENT LIABILITIES                                     5,169,197

DEFERRED INCOME                                                          79,679
DEFERRED INCOME TAXES                                                    55,776
LONG TERM DEBT: less current portion                                  1,692,946
                                                                      ----------
        TOTAL LIABILITIES                                             6,997,598
                                                                      ----------

STOCKHOLDERS' EQUITY:
    Preferred Stock
    Authorized 10,000,000 Shares Par Value $.001 per share
     Issued - None                                                         -
    Common Stock
    Authorized 10,000,000 Par Value $.001 per share Issued
      and Outstanding 2,000,000 Shares                                    2,000
    Paid in Surplus                                                   5,662,775
    Retained Earnings (Deficit)                                       (905,843)
                                                                      ----------
        TOTAL STOCKHOLDERS' EQUITY                                    4,758,932
                                                                      ----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $11,756,530
                                                                     ===========






                   See Accompanying Notes and Auditors' Report
                                       F-4
                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                       NOTE 1
                                                                                       ------


                                                                                   SIX MONTHS ENDED      SIX MONTHS ENDED
                                                                                       JUNE 30,              JUNE 30,
                                                                                         2001                  2000
                                                                                      (AUDITED)            (UNAUDITED)



         NET SALES                                                                        $18,189,597           $15,966,984

         COST OF SALES                                                                     15,108,198            13,043,018
                                                                                           ----------            ----------

              GROSS PROFIT                                                                  3,081,399             2,923,966
                                                                                           ----------            ----------

         EXPENSES
              Selling, General and Administrative Expenses                                  3,207,765             1,995,190
              Depreciation and Amortization Expense                                           591,397               338,100
                                                                                           ----------            ----------
                 Total Expenses                                                             3,799,162             2,333,290
                                                                                           ----------            ----------

             INCOME (LOSS) FROM OPERATIONS                                                  (717,763)               590,676
                                                                                           ----------            ----------

         OTHER INCOME (EXPENSES):
              Interest and Other Income                                                       106,514               145,285
              Interest Expense                                                              (130,609)              (98,100)
              Loss on Abandonment of Fixed Assets                                               -                  (42,206)
                                                                                           ----------            ----------
                 Total Other Income (Expense)                                                (24,095)                 4,979
                                                                                           ----------            ----------

              INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES (CREDIT)                      (741,858)               595,655

         PROVISION FOR INCOME TAXES (CREDIT)                                                 (16,635)               120,650
                                                                                           ----------            ----------

              NET (LOSS) INCOME                                                            $(725,223)             $ 475,005
                                                                                           ==========            ==========

         BASIC EARNINGS (LOSS) PER COMMON SHARE                                             $  (.363)              $   .238
                                                                                            --------               --------

         DILUTED EARNINGS PER COMMON SHARE                                                  $  (.355)              $   .238
                                                                                            --------               --------

         WEIGHTED AVERAGE NUMBER OF COMMON SHARES    OUTSTANDING
                                                                                            2,000,000             2,000,000
                                                                                            =========             ---------
         WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, ASSUMING DILUTION
                                                                                            2,041,408             2,000,000
                                                                                            =========             =========









                   See Accompanying Notes and Auditors' Report
                                       F-5
                       ABLE ENERGY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2001

                                  COMMON STOCK
                                 .001 PAR VALUE
                                 ---------------


                                                                     ADDITIONAL                               TOTAL
                                                                       PAID-IN           RETAINED         STOCKHOLDERS'
                                   SHARES            AMOUNT            SURPLUS           EARNINGS            EQUITY
                                   ------            ------            -------           --------            ------

Balance - January 1, 2001        2,000,000          $ 2,000           $5,662,775        $(180,620)         $5,484,155

Net Loss                                                                                 (725,223)           (725,223)
                                 ---------          -------            ---------         ---------          ----------
Balance - June 30, 2001                                                                 $(905,843)         $4,758,932
                                                                                        =========          ==========
                                 2,000,000          $ 2,000           $5,662,775
                                 =========          =======           ==========

















                   See Accompanying Notes and Auditors' Report
                                       F-6

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                 SIX MONTHS ENDED JUNE 30
                                                                                  NOTE 1
                                                                                  ------
                                                                            2001                 2000


                                                                                 AUDITED               UNAUDITED
                                                                                 -------               ---------

  CASH FLOWS FROM OPERATING ACTIVITIES
  ------------------------------------
     Net Income (Loss)                                                          $(725,223)             $  475,005
     Adjustments to Reconcile Net Income to Cash
     used by Operating Activities:
        Depreciation and Amortization                                              591,397                338,100
        Loss on Disposition of  Equipment                                                -                 42,206
        (Increase) Decrease in:
           Accounts Receivable                                                   1,292,686               (205,340)
           Inventory                                                             1,141,749                (73,540)
           Prepaid Expenses                                                         30,559                (33,584)
           Deposits                                                                  9,965                 57,000
           Prepaid Income Taxes                                                     22,637                116,650
        Increase (Decrease) in:
           Accounts Payable                                                    (1,231,771)                303,597
           Accrued Expenses                                                       (24,881)                 40,053
           Other Taxes Payable                                                      25,140                    -
           Customer Advance Payments                                               308,460               (156,738)
           Deferred Income Taxes                                                   (3,225)                  4,000
           Deferred Income                                                         (9,178)                 39,518
                                                                                ----------            -----------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                           1,428,315                946,927
                                                                                ----------            -----------

  CASH FLOWS FROM INVESTING ACTIVITIES
  ------------------------------------
     Purchase of Property and Equipment                                          (465,935)              (271,419)
     Web Site Development Costs                                                  (108,306)            (1,101,092)
     Development Costs                                                            (45,955)                   -
     Note and Other Receivables                                                      7,536               (23,981)
     Decrease Notes Receivable - Sale of Equipment                                  13,177                   -
                                                                                ----------            -----------
              NET CASH USED  BY INVESTING ACTIVITIES                             (599,483)            (1,396,492)
                                                                                ----------            -----------

  CASH FLOWS FROM FINANCING ACTIVITIES
  ------------------------------------
    (Decrease) Increase in Notes Payable - Bank                                  (204,070)                 91,014
     Decrease in Long-Term Debt                                                  (344,834)               (320,881)
     Increase in Long-Term Debt                                                    101,603                   -
     Increase in Note Payable - Other                                              500,000                   -
     Increase in Escrow Deposit Payable                                              -                     20,000
                                                                                ----------            ------------
             NET CASH (USED) PROVIDED  BY FINANCING  ACTIVITIES                     52,699               (209,867)
                                                                                ----------            ------------

  NET (DECREASE) INCREASE IN CASH                                                  881,531               (659,432)
  Cash - Beginning of Year                                                         117,487              2,926,412
                                                                                ----------            ------------
  Cash - End of Year                                                            $  999,018             $2,266,980
                                                                                ==========            ============

  The Company had Interest Cash Expenditures of:                                $  130,609             $   98,100
  The Company had Tax Cash Expenditures of:                                     $    7,725             $     -





                   See Accompanying Notes and Auditors' Report
                                      F-7

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  JUNE 30, 2001
                                  -------------



NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

               CONSOLIDATION AND BASIS OF PRESENTATION
               Change of Fiscal Year
               End: The board of Directors have elected to change the Company and Subsidiaries' year end from December 31, to June 30, to more clearly reflect the natural business year end when the business activities have reached the lowest point in their annual cycle. The initial year of the change will be a six month short period year end, January 1, 2001 to June 30, 2001.

               PRINCIPLES OF CONSOLIDATION
               The consolidated financial statements include the accounts of Able Energy, Inc. and its subsidiaries. The minority interest of 1% in Able Propane, LLC is immaterial and has not been shown separately. All material inter-company balances and transactions were eliminated in consolidation.

               MAJORITY OWNERSHIP
               The Company is the majority owner, owning 70.6% of the issued shares of a subsidiary, PriceEnergy.Com, Inc. in which their capital investment is $25,000. The subsidiary has established a Web Site for the sale of products through a network of suppliers originally on the East Coast of the United States. The Web Site became active in October 2000 (See Notes 10 and 14)

               MINORITY INTEREST
               The minority interest in PriceEnergy.Com, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, the losses have been charged against the Company, the majority owner. The loss for six months ended June 30, 2001 is $782,304, (See Notes 10 and 14).

               NATURE OF OPERATIONS
               Able Oil Company, Able Melbourne and Able Energy New York, Inc. are full service oil companies that market and distribute home heating oil, diesel fuel and kerosene to residential and commercial customers operating in the northern New Jersey, Melbourne, Florida, and Warrensburg, New York respectively. Able Propane,installs propane tanks which it owns and sells propane for heating and cooking, along with other residential and commercial uses.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                                  JUNE 30, 2001
                                  -------------


NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------------------

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

               PROPERTY AND EQUIPMENT
               Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided by using the straight-line method based upon the estimated useful lives of the assets (5 to 40 years). Depreciation expense for the six months ended June 30, 2001 and 2000 amounted to $331,193 and $280,723, respectively.

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

               WEB SITE DEVELOPMENT COSTS
               Costs of $2,264,140 incurred in the developmental stage for computer hardware and software have been capitalized in accordance with accounting pronouncement SOP98-1. The costs are included in Property and Equipment and will be amortized on a straight line basis during the estimated useful life, 5 years. Operations commenced in October 2000. Amortization for the six months ended June 30, 2001 is $210,821.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                                  JUNE 30, 2001
                                  -------------



NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------------------

               INTANGIBLE ASSETS
               Intangibles are stated at cost and amortized as follows: Customer Lists of $571,000 and Covenant Not To Compete of $183,567 related to the Connell's Fuel Oil Company acquisition on October 28, 1996, by Able Oil Company are being amortized over a straight-line period of 15 and 5 years, respectively. The current period amortization also includes a customer list of $39,850 and Covenant Not To Compete of $100,000 relating to the acquisition from B & B Fuels on August 27, 1999, is being amortized over a straight-line period of 10 and 5 years, respectively. The amortization for the six months ended June 30, 2001 and 2000 are $49,383 and $57,377, respectively.

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

                      ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                                  JUNE 30, 2001
                                  -------------


NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------------------

               CONCENTRATIONS OF CREDIT RISK
               The Company performs on-going credit evaluations of its customers' financial conditions and requires no collateral from its customers.

               Financial instruments which potentially subject the Company to concentrations of credit risk consists of checking and savings accounts with several financial institutions in excess of insured limits. The excess above insured limits is approximately $810,758. The Company does not anticipate non-performance by the financial institutions.

               CASH
               For the purpose of the statement of cash flows, cash is defined as balances held in corporate checking accounts and money market accounts.

               ADVERTISING EXPENSE
               Advertising costs are expensed at the time the advertisement appears in various publications and other media. The expense was $279,523 for the six months ended June 30, 2001.

NOTE 2         NOTES RECEIVABLE
--------------------------------

          A. The Company has a Receivable from Able Montgomery, Inc. and Andrew W. Schmidt related to the sale of Able Montgomery, Inc. to Schmidt, and truck financed by Able Energy, Inc. No payments of principal or interest had been received for more than one year. A new note was drawn dated June 15, 2000 for $170,000, including the prior balance, plus accrued interest. The Note bears interest at 9.5% per annum and payments commence October 1, 2000. The payments will be monthly in varying amount each year with a final payment of $55,981.07 due September 1, 2010. No payments were received in the year ended December 31, 2000. In February 2001, two (2) payments were received in the amount $2,691.66, interest only.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                                  JUNE 30, 2001
                                  -------------


NOTE 2          NOTES RECEIVABLE (CONT'D)
-----------------------------------------

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

               Maturities of the Note Receivable are as follows:

                    For the Year Ending
                          JUNE 30,                            PRINCIPAL AMOUNT
                          --------                            ----------------
                           2002                                    $  6,348
                           2003                                       9,876
                           2004                                      10,856
                           2005                                      11,933
                           2006                                           -
                           Balance                                  130,987
                                                                   --------
                                    Total                          $170,000
                                                                   ========


         B. Able Oil Company has three (3) Notes Receivable for the sale of oil delivery trucks to independent drivers who also deliver oil for the Company. The Notes bear interest at the rate of 12% per annum. Two notes began December 1998 and one began February 1999. The Notes are payable eight (8) months per year September through April, the oil delivery season.

                  Maturities of these Notes Receivable are as follows:

                     For the Year Ending
                           JUNE 30,                           PRINCIPAL AMOUNT
                           --------                           ----------------
                            2002                                  $  26,865
                            2003                                     23,598
                            2004                                     19,039
                            2005                                      6,948
                            2006                                      7,524
                            Balance                                   3,993
                                                                   --------
                                            Total                  $ 87,967
                                                                   ========

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                                  JUNE 30, 2001
                                  -------------


NOTE 3          INVENTORIES
---------------------------


                ITEMS                                2001
                -----                                -----

                Heating Oil                           $ .134,229
                Diesel Fuel                               40,770
                Kerosene                                   8,013
                Propane                                   14,287
                Parts and Supplies                       170,027
                                                      ----------
                     TOTAL                            $  367,326
                                                      ==========

NOTE 4         NOTES PAYABLE BANK
---------------------------------

               The Agreement with Able Oil Company and PNC Bank, dated August 11, 1999, was amended July 14, 2000. The amended agreement is as follows:

               1    The line of credit is increased from $500,000 to $750,000.
               2.   The current expiration date is as been extended to July 31,
                    2001.
               1.   Security is hereby amended to reduce the required amount of pledged cash collateral from $972,000 to $490,000. This is represented by a first priority lien on collateral consisting of a savings account in Blackrock Provident
                    Institutional Funds.
               2.   Security is added by a guaranty and suretyship agreement
                    with Able Energy, Inc., Able Propane, LLC, Able Energy
                    Terminal, LLC, Able Oil Melbourne, Inc. and Able Energy New
                    York, Inc. and will unconditionally jointly and severally guarantee payment to the Bank.
               3.   A security agreement granting the bank a first priority
                    perfected lien on the existing and future personal property of Able Oil Company and the companies listed in item 4 above. Notwithstanding the aforesaid requirement, the named entities may finance the acquisition of equipment with other financial parties by way of true leases or financing leases having an aggregate outstanding balance of $1,000,000 at any given time, providing to such third party financiers liens upon the equipment thus financed, which liens shall be superior in priority to the lien of the bank in any such equipment.

               6. The agreement calls for the borrower, Able Oil Company, to maintain a minimum debt ratio as defined in the agreement commencing with the fiscal year end 2000. Able Oil Company was in compliance with the covenant for the year ended December 31, 2000. The line of credit bears an interest rate of Prime minus one-half (1/2%) with an outstanding balance of $449,720 at June 30, 2001 (See Note 18). There is a term loan with PNC Bank which was refinanced for a total of $675,000 on June 12, 1998 with a current interest rate of 8.15%. The balance at June 30, 2001 is $- 0 - .

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                                  JUNE 30, 2001
                                  -------------


NOTE 5         NOTE PAYABLE
----------------------------

               The Company has borrowed $500,000 from an unrelated individual. The Note is dated June 26, 2001 with interest at 12% per annum. The interest will be paid monthly at $5,000 per month commencing on August 1, 2001. The Note will mature on June 26, 2002 unless the borrower (the Company), at its option, elects to extend the maturity date to December 26, 2002. The Note may be prepaid in whole or part from time-to-time without penalty. At the maturity date, a final payment of the unpaid principal and interest shall be due and payable. In connection with this Note, the Company has issued the lender warrants to purchase 40,000 shares of its common stock at $4 per share. The warrants vest immediately and must be exercised no later than June 26, 2004.

NOTE 6         LONG-TERM DEBT
-----------------------------

               Mortgage note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total note is $145,000. The note is payable in the monthly amount of principal and interest of $1,721.18 with and interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009 which is the final payment. The note is secured by a mortgage made by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horican Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at June 30, 2001 was $125,844.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                                  JUNE 30, 2001
                                  --------------


NOTE 6         LONG-TERM DEBT (CONT'D)
---------------------------------------

               Interest shall be due and payable monthly commencing on September 30, 1999, on the Reduced Principal Sum of the Note, on the last day of each month thereafter up to and including July 31, 2004.

               The Note is collateralized by the property and equipment purchased and assignment of the leases. The balance due on this Note at June 30, 2001 was $650,000.

               Note Payable to Orix Credit Alliance, Inc. at an interest rate of 9.00% with a monthly payment of $2,056. The Note originated on August 24, 1997 and matures on August 24, 2001. The Note is collateralized by a fuel oil truck.
                                                         2001
                                                        ------

                    Note Balance                      $  4,068

               Two Notes Payable to Chrysler Financial at a range of interest from of 8.9% to 9.15% with total monthly payments of $830.53. The earliest of these Notes originated on March 25, 1999 and the last Note matures in March 2004. These Notes are collateralized by a 1999 and a 1998 Dodge truck.

                    Notes Balance                     $ 23,868

               Note Payable to World Omni at an interest rate of 8.99% with a monthly payment of $316.44. The Note originated October 20, 2000 and matures October 20,2005. The Note is collateralized by a Ford F-150 Pick-up Truck.

                    Note Balance                      $ 13,636

               Note Payable to Fleet Capital Leasing at an interest rate of 8.50% with a monthly payment of $1,124.52. The Note originated on November 10, 1997 and matures on November 10, 2001. The Notes are collateralized by a 1998 Freightliner fuel oil truck.

                    Note Balance                      $   5,505

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                                  JUNE 30, 2001
                                  -------------

NOTE 6         LONG-TERM DEBT (CONT'D)
---------------------------------------

               The Company and Able Propane, LLC have a lease/purchase agreement with First Sierra Financial, Inc. The agreement calls for 48 payments of $1,457.50, including principal, interest and sales tax and a final purchase option payment of $5,576.02 plus sales tax. The interest rate is approximately 8 1/2%. The agreement is collateralized by the equipment purchase.

                       Balance Due                            $ 23,973

               Able Oil Company and Able Propane, LLC have a lease/purchase agreement with Summit Leasing Corporation, Lease #002, interest approximately 8 1/2% collateralized by a 1998 Peterbilt Model 375 truck and a Trinity trailer. The lease and payments began August 20, 1998 at $1,605.50 per month for 48 payments thereafter until all payments are made through and including July 20, 2002.

                       Balance Due                            $ 24,187

               Able Oil Company and Able Propane have a lease/purchase agreement with Fleet Capital Leasing, Lease #003, interest approximately 8 1/2% collateralized by a Freightliner truck. The lease commenced November 10, 1998 and has 48 monthly payments of $1,286.12 until November 2002 with a final purchase option payment of $12,682.

                       Balance Due                            $ 32,271

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

                       Notes Balance                          $    -0-

               Able Oil Company and Able Propane, LLC have a lease/purchase agreement with Fleet Capital Leasing, Lease #004, collateralized by a Ford F-450 truck and a 1997 Chevy 3/4 ton van. The lease and payments began January 1, 1999 at $1,591.87 per month for 48 payments thereafter until all payments are made through and including December 2002. Interest at 6.92%

                       Note Balance                           $ 41,294

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                                  JUNE 30, 2001
                                  -------------


NOTE 6         LONG-TERM DEBT (CONT'D)
---------------------------------------

               Note Payable Commonwealth Finance Inc. at an interest rate of 7.90%, 36 payments of $447.33 The first payment began February 1999 and matures January 2002. The Note is collateralized by propane tanks.

                      Note Balance                            $  3,050

               Able Oil Company has a lease/purchase agreement with Fleet Capital Leasing, Lease #005, interest approximately 8 1/2% collateralized by a 1999 Freightliner FL-70, 2800 gallon Tri State Truck tank and a 1999 Kenworth Model T-300 conventional cab and chassis. The lease payments began January 5, 1999 at $2,810.62 per month for 48 months and 5 additional days until all payments are made through January 10, 2003. Able Oil Company has the option to purchase all the equipment for an amount agreed upon as the fair market value at the end of the lease term.

                      Note Balance                            $ 71,938


               Two Notes payable to Ford Credit at interest rates of 3.90% and 8.79%, with monthlFy payments of $602.32 and $737.34 including interest. The Notes originated in January 1999 and include 48 monthly payments and mature December 2002. The Notes are collateralized by two 1998 Ford Econo-Line trucks.

                      Notes Balance                            $ 22,907

               The Company and Able Propane, LLC have a lease/purchase agreement with First Sierra Financial, Inc. The agreement calls for 48 payments of $592.54, including principal and interest and sales tax and a final purchase option payment of $2,191.10, plus sales tax. The lease began February 1999 and ends January 2003. The interest rate is approximately 8 1/2%. The agreement is collateralized by the equipment purchase.

                      Note Balance                             $  9,321

               Two Notes payable to Ford Credit at interest rates of 8.60% and 6.02% with monthly payments of $629.46 and $695.83 including interest. The Notes originated June 1999 and December 1999, they each include 48 monthly payments and mature May 2003 and November 2003, respectively. The Notes are collateralized by two 1999 Ford Vans.

                      Notes Balance                            $ 33,086

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                                  JUNE 30, 2001
                                  -------------


NOTE 6         LONG-TERM DEBT (CONT'D)
---------------------------------------

               Able Oil Company has a lease/purchase agreement with Fleet Capital Leasing, lease #007, collateralized by equipment as stated in the agreement. The lease payments began December 25, 1999 at $9,023.46 per month for 48 months and 5 additional days until all payments are made through November 25, 2003. The interest is an average of 4.5% per annum. Able Oil Company has the option to purchase all the equipment for an amount agreed upon as the fair market value at the end of the lease term.

                      Note Balance                           $ 247,860

               The Company has a lease purchase agreement with Diamond Lease (U.S.A.), Inc. collateralized by computer equipment and software on the books of Price Energy.Com, a subsidiary of the Company. The lease commenced October 1, 2000, with an initial payment of $32,062 paying the first and last payment. There will be 34 payments of $16,031, final payment on August 1, 2003 and a $1 purchase option payment. The annual rate of interest is 9.56%.

                      Note Balance                           $ 388,058

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

                      Notes Balance                          $ 138,763

               Agreement #00502 commenced December 21, 2000 for 60 months and matures November 21, 2005. The monthly payments are $1,834, including principal and interest with an interest rate of 12.5%. The Note is secured by the equipment purchased, one 2001 Kenworth Oil Truck and one Amthor 2800-gallon aluminum Cardinal Classic Canopy Style tank. This Note was sold to Sovereign Bank by Monarch.

                      Note Balance                           $  73,338

               The Company and Able Propane, LLC have a Lease/Purchase Agreement with New Concepts Leasing. The Lease commenced February 12, 2001, with the payment of $2,986 being the first and last payment. The payments will be 60 payments of $1,493, including principal and interest, with an interest rate of 10.88%. The Note will mature in February 2006 with a final principal payment of $5,000. The
               Note is secured by a 2001 Ford F-550 Cab and Chassis.

                      Note Balance                            $ 70,337

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                                  JUNE 30, 2001
                                  -------------


NOTE 6         LONG-TERM DEBT (CONT'D)
---------------------------------------

               Agreement #00503 commenced December 21, 2000 for 60 months and matures November 21, 2005. The monthly payments are $1,822.50, including principal and interest with an interest rate of 12.5%. The Note is secured by the equipment purchased, a 2001 Kenworth Model T 300 truck and 2800-gallon aluminum fuel tank.

                     Note Balance                             $ 72,878

               Agreement #00504 commenced on April 30, 2001 for 48 months and matures on April 30, 2005. The monthly payments are $2,692.48, including principal and interest with an interest rate of 6.80%. The Note is secured by furniture purchased.

                     Note Balance                             $ 96,608

               Note Payable to Ford Credit at an interest rate of 8.05% with monthly payments of $653.80, including interest. The note originated in September 2000 and includes 48 monthly payments and matures September 2004. The Note is collateralized by the ford Truck purchased.

                     Note Balance                            $ 23,336


               Note payable to GMAC Finance at an interest rate of 5.00% with monthly payments of $602.43, including interest. The Note originated in October 2000 and includes 48 monthly payments and matures October 2004. The Note is collateralized by the GMAC truck purchased.

                     Note Balance                            $ 22,700


               Maturities on the Notes Payable subsequent to June 30, 2001 are as follows:


                    FOR THE YEAR ENDING                    PRINCIPAL
                         JUNE 30,                           AMOUNT
                         -------                            ------
                           2002                              $ 525,882
                           2003                                521,543
                           2004                                257,906
                           2005                                143,731
                           2006                                 61,524
                          Balance                              708,242
                                                            ----------
                           TOTAL                            $2,218,828
                                                            ==========

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                                  JUNE 30, 2001
                                  -------------


NOTE 7         COVENANT NOT TO COMPETE
--------------------------------------

               On October 28, 1996, a Covenant Not To Compete was originated by the Able Oil Company, Connell's Fuel Oil Company and William Toriello. The Covenant is to last 5 years from the date of inception with a monthly installment of $3,059.44 starting December 1, 1996. The balance was paid in full September 7, 1999. The covenant is in effect until October 29, 2001.

NOTE 8          INCOME TAXES
----------------------------

               Effective January 1, 1997 the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

               The differences between the statutory Federal Income Tax and Income Taxes is accounted for as follows:


                                                                  2001                        2000
                                                                  ----                        ----


                                                                         PERCENT OF                       PERCENT OF
                                                                         PRETAX                           PRETAX
                                                         AMOUNT          INCOME          AMOUNT           INCOME
                                                         ------          ------          ------           ------


Statutory Federal Income Tax (Benefits)                 $11,605           15.0%         $199,200           34.0%
Less: Benefit of Net Operating Loss Carryforward
                                                                                         (95,550)         (16.3%)
Increase resulting from State Income
Tax, net of Federal Tax Benefit
Less: Benefit of State Net Operating Loss                 5,030            7.6%           54,300            5.9%
                                                        -------           -----
Carryforward
                                                                                         (37,300)          (3.1%)
                                                                                        ---------          ------
Income Taxes
                                                        $16,635           22.6%         $120,650           20.5%
                                                        =======           =====         ========           ======

Income Taxes consist of:
 Current
 Deferred                                                   -                            116,650
    TOTAL                                                16,635                            4,000
                                                        -------                         --------
                                                        $16,635                         $120,650
                                                        =======                         ========


                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                                  JUNE 30, 2001
                                  -------------

NOTE 8         INCOME TAXES (CONT'D)
------------------------------------

               The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:

                                                               2001
                                                               ----
                                                  TEMPORARY             TAX
                                                  DIFFERENCE            EFFECT
                                                  ----------            ------

               Depreciation                         $174,389            $55,776
               Allowance for Doubtful Accounts      $209,927            $54,695
               Gain on Sale of Subsidiary           $ 18,766             $4,035

NOTE 9         PROFIT SHARING PLAN
-----------------------------------

               Effective January 1, 1997, Able Oil Company established a Qualified Profit Sharing Plan under Internal Revenue Code Section 401-K. The Company matches 25% of qualified employee contributions. The expense was $15,846 (2001) and $8,515 (2000).

NOTE 10        NOTE RECEIVABLE - SUBSIDIARY
--------------------------------------------

               The Company has a Note Receivable from Price Energy.Com, Inc. for advances made in the development of the Website, including hardware and software costs. All of PriceEnergy.Com, Inc's assets are pledged as collateral to Able Energy, Inc. The amount of the note is $1,350,000 dated November 1, 2000 with interest at 8% per annum. Interest, in the amount of $54,000 has been accrued for the six months ended June 30, 2001. The Note and interest have been eliminated in the consolidated financial statements (See Notes 1 and 14).

NOTE 11        COMMITMENTS AND CONTINGENCIES
--------------------------------------------

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                                  JUNE 30, 2001
                                  -------------

NOTE 11         COMMITMENTS AND CONTINGENCIES (CONT'D)
------------------------------------------------------

                  In accordance with the agreement on the purchase of the property on Route 46, Rockaway, New Jersey by Able Energy Terminal, LLC, the purchaser shall commence after the closing, the investigation and remediation of the property and any hazardous substances emanating from the property in order to obtain a No Further Action letter from the New Jersey Department of Environmental Protection (NJDEP). The purchaser will also pursue recovery of all costs and damages related thereto in the lawsuit by the seller against a former tenant on the purchased property. Purchaser will assume all responsibility and direction for the lawsuit, subject to the sharing of any recoveries from the lawsuit with the seller, 50-50. The seller by reduction of its mortgage will pay costs related to the above up to $250,000 (see Note 6). A tentative settlement has been achieved by the Company with regard to the lawsuit. The settlement provides for a lump sum payment of $397,500 from the defendants to the Company. In return, the defendants require a release from the Estate (the Seller) and a release and indemnification from the Company. The defendants will provide a release to Able Energy and the Estate. Pursuant to the settlement agreement, the Estate receives 50% of the settlement amount, net of attorney fees. The Company's share (the Purchaser) of the recovery shall be placed in an escrow account and used exclusively to obtain a No Further Action Letter. The costs of the cleanup pursuant to the Agreement of Sale must be shared equally (50/50) by the seller and purchaser up to Seller's cap of $250,000. Seller's contribution to the cleanup is in the form of a reduction to the Note and not by direct payments. In the opinion of management, the Company will not sustain costs in this matter which will have a material adverse effect on its financial condition.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                                  JUNE 30, 2001
                                  -------------

NOTE 11         COMMITMENTS AND CONTINGENCIES (CONT'D)
------------------------------------------------------

                  Price Energy paid ThinkSpark $82,539 and is paying the new firm $75,600 which will complete the work.

                  ThinkSpark has filed a counterclaim seeking payment of $283,100.62, which is the total amount of bills rendered. There is a liability of $107,861 in accounts payable on the financial statements. This amount represents the original estimate of $266,000, less payments, to ThinkSpark and the new firm hired to complete the project. The Company is unable to predict the outcome of the case, but management feels the settlement should not be more than the booked liability.

                  The Company in the normal course of business has been involved in several suits. Two suits have been settled out of court at agreeable terms, according to management. No suits are currently in litigation, except as noted above.

                  Able Oil Company has been examined by the Internal Revenue Service through the year ended December 31, 1995. The only open year for Able Oil Company is December 31, 1996 and Able Energy, Inc., et al, open years are December 31, 1997, 1998, 1999 and December 31, 2000. The Company has a net operating loss carryforward of approximately $640,000 at June 30, 2001.

NOTE 12         OPERATING LEASE
-------------------------------

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                                  JUNE 30, 2001
                                  -------------

NOTE 12         OPERATING LEASE (CONT'D)
----------------------------------------
                  The rent for the first year is $7,145,83 per month and the second through fifth year is $7,431.67 per month, plus 20.5% of the building's annual operational costs and it's portion of utilities. The monthly rent, including Common Area Charges, as of October 2000 is $9,084 per month. The lease does not contain any option for renewal. The rent expense was $54,792 for the six months ended June 30, 2001. The estimated future rents are as follows:

                           YEAR ENDED JUNE 30,
                           -------------------
                                   2002                     $110,000
                                   2003                      113,000
                                   2004-2006                 290,000
                                                             -------
                                            Total           $513,000
                                                            ========

                  The following summarizes the month to month operating leases for the other subsidiaries:

                      Able Oil Melbourne           $500.00, per month
                                                   Total  rent expense, $3,000
                      Able Energy New York         $500.00, per month
                                                   Total  rent expense, $3,000

NOTE 13          FRANCHISING
----------------------------

                  The Company sells franchises permitting the operation of a franchised business specializing in residential and commercial sales of fuel oil, diesel fuel, gasoline, propane and related services. The Company will provide training, advertising and use of Able credit for the purchase of product, among other things, as specified in the Agreement. The franchisee has an option to sell the business back to the Company after two (2) years of operations for a price calculated per the Agreement. The Company signed its first franchise agreement in September 2000. On June 29, 2001, PriceEnergy.Com franchising, LLC, a subsidiary, signed its first franchise agreement. The franchisee will operate a B-franchised business, using the proprietary marks and a license from PriceEnergy.Com, Inc. and will establish the presence of the franchisee's company on the PriceEnergy internet website. The franchisee will have the exclusive territory of Fairfield County, Connecticut as designated in the agreement. The franchisee paid the following amounts in July 2001:

                  1.       A non-refundable franchise fee of $25,000.

                  2. An advertising deposit of $15,000 and a $5,000 escrow deposit.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                                  JUNE 30, 2001
                                  -------------

NOTE 14         RELATED PARTY TRANSACTIONS
------------------------------------------

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

                  No capital contributions have been made by these officers (See Notes 1 and 10).


NOTE 15         EARNINGS PER SHARE
----------------------------------

                  The shares used in the computation of the Company's basic Earnings Per Common Share are as follows:

                                                                                   2001                       2000
                                                                                   ----                       ----
                  Weighted Average of Common Shares Outstanding                  2,000,000                 2,000,000
                  Dilutive Effect of:
                      Employee Stock Options                                        41,408                      -
                                                                                ----------                 ---------

                  Weighted Average Common Shares Outstanding,
                        Assuming Dilution                                        2,041,408                 2,000,000
                                                                                ==========                 =========

                  Options to purchase 56,000 shares of common stock at $5.00 per share were outstanding during the second quarter of 2001, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

NOTE 16          STOCK OPTION PLANS
-----------------------------------

                  The Company has stock option plans under which stock options may be issued to officers, key employees, and non-employee directors to purchase shares of the Company's authorized but unissued common stock. The Company also has a stock option plan under which stock options may be granted to employees and officers.

                  Options granted currently expire no later than 3 to 5 years from the grant and have vesting periods from none to 25% at grant and 25% each anniversary.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                                  JUNE 30, 2001
                                  -------------

NOTE 16          STOCK OPTION PLANS (CONT'D)
--------------------------------------------

                                                                                OUTSTANDING OPTIONS
                                                                                -------------------

                                                           NUMBER OF               EXERCISE
                                                            SHARES                  PRICE                  TERM
                                                            ------                  -----                  ----
               January 6, 2000
                  Grants                                    56,000                  $5.00                 5 years
                  Exercises                                      0

               December 1, 2000
                  Grants                                    48,090                  $3.25                 3 years
                  Exercises                                  1,250

               December 21, 2000
                  Grants                                    60,000                  $1.80                 5 years
                  Exercises                                      0

                  Grants                                    24,000                  $2.25                 5 years
                  Exercises                                      0

NOTE 17           STOCK WARRANTS
--------------------------------

                  The Company has issued stock warrants as follows:

         1. 60,000 Common Stock Purchase Warrants at $4.81 per share, effective August 31, 2000, and expiring August 31, 2005, have been issued to Andrew Alexander Wise & Company in connection with an investment banking advisory agreement with the Company, dated July 1, 2000.

         2. 40,000 Common Stock Purchase Warrants at $4.00 per share, effective June 26, 2001 and expiring June 26, 2004, have been issued in connection with a $500,000 Note Payable (See Note
                  5).

                  The above warrants to purchase shares of common stock were outstanding during the second quarter of 2001, but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common stock.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                                  JUNE 30, 2001
                                  -------------

NOTE 18         SUBSEQUENT EVENTS
---------------------------------

A. The line of credit with PNC Bank for Able Oil Company which expired June 30, 2001 has been extended to September 29, 2001. The loan documents are amended as follows:

         1. During the extension period there shall be no availability for Borrower for further advances.
         2. The Borrower shall pay to the bank the amount of $170,219 substantially simultaneously with the execution and delivery of this amendment, thus reducing the loan balance to $490,000, the secured amount.
         3. The expiration date is deemed amended to mean September 29, 2001 or such later date as may be designated by the bank by written notice from the bank to the Borrower.

2. The Company has received a term letter, dated September 25, 2001, from Fleet National Bank. The Bank has proposed to provide the Company a credit facility of $1,500,000. The Bank has also approved a maximum of $1,000,000 in standby letters of credit listing the Borrower's major suppliers as the beneficiary which is available to the Company on an as needed basis. The Company and the bank are currently finalizing the loan documents.