Form 10QSB
period 2001-09-30
ABLE ENERGY INC
filed 2001-11-16
CIK 1065728

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------
                                   FORM 10-QSB
    (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2001

                                       OR

          [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                ---------------------    -----------------------

                        Commission file number: 333-59109

                                ABLE ENERGY, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                               22-3520840
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                               identification No.)

         198 Green Pond Road
            Rockaway, NJ                                          07866
  (Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code: (973) 625-1012


                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check X whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 15, 2001, 2,001,250 shares, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.

                          ----------------------------


                                TABLE OF CONTENTS
                                -----------------


                                                                                               PAGE
                                                                                               ----

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

         Accountants' Report                                                                     3
         Consolidated Balance Sheets as of June 30, 2001 and
            September 30, 2001                                                                   4 - 5
         Consolidated Statements of Income for the three
            months ended September 30, 2001 and September 30, 2000                               6

         Consolidated Statement of Stockholders' Equity three months
            ended September 30, 2001                                                             7

         Consolidated Statements of Cash Flows for the three months
            ended September 30, 2001 and 2000                                                    8

         Notes to Unaudited Financial Statements                                                 9 - 23


                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS
                                     ------
                                                                                              September 30,          June 30,
                                                                                                 2001                  2001
                                                                                              (Unaudited)            (Audited)
                                                                                              -----------           ----------
Current Assets:
    Cash                                                                                       $  524,140           $  999,018
    Restricted Cash                                                                                     -              490,000
    Accounts Receivable (Less Allowance for Doubtful
       Accounts of ($209,927) at September 30 and June 30, 2001                                 2,050,131            1,819,856
    Inventory                                                                                     619,751              367,326
    Notes Receivable - Current Portion                                                             30,881               26,865
    Miscellaneous Receivable                                                                       30,983               38,633
    Prepaid Expense                                                                               116,358              111,564
    Prepaid Expense - Income Taxes                                                                 83,904               83,904
    Deferred Income Tax                                                                            58,730               58,730
    Due From Officer                                                                               44,690               44,690
                                                                                               ----------           ----------
        Total Current Assets                                                                    3,559,568            4,040,586
                                                                                               ----------           ----------

Property and Equipment:
    Land                                                                                          451,925              451,925
    Building                                                                                    1,085,950            1,085,950
    Trucks                                                                                      2,616,787            2,604,147
    Fuel Tanks                                                                                  1,112,161            1,100,588
    Machinery and Equipment                                                                       494,525              490,325
    Leasehold Improvements                                                                        493,865              497,865
    Cylinders                                                                                     508,717              507,394
    Office Furniture and Equipment                                                                183,625              183,625
    Website Development Costs                                                                   2,239,141            2,264,141
                                                                                               ----------           ----------
                                                                                                9,186,696            9,185,960
    Less: Accumulated Depreciation and Amortization                                             2,615,690            2,344,458
                                                                                               ----------           ----------
        Net Property and Equipment                                                              6,571,006            6,841,502
                                                                                               ----------           ----------

Other Assets:
    Deposits                                                                                      112,283              101,283
    Notes Receivable - Less Current Portion                                                       225,854              231,102
    Customer List, Less Accumulated Amortization of ($198,635)
         September 30, 2001 and  ($188,122) June 30, 2001                                         412,215              422,728
    Covenant Not to Compete, Less Accumulated Amortization of ($224,371)                           59,196               73,374
September 30, 2001 and  ($210,193) June 30, 2001
    Development Costs - Franchising, Less Accumulated Amortization of                              43,657               45,955
                                                                                               ----------           ----------
($2,298) September 30, 2001 and  ($0.00) June 30, 2001                                            853,205              874,442
                                                                                               ----------           ----------
         Total Other Assets
                                                                                              $10,983,779          $11,756,530
                                                                                              ===========          ===========
         Total Assets

                   See Accompanying Notes and Auditor's Report


                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

                             BALANCE SHEET (CONT'D)
                             ----------------------

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------


                                                                                            September 30,            June 30,
                                                                                                2001                   2001
                                                                                             (Unaudited)             (Audited)
                                                                                             -----------             ---------
Current Liabilities:
    Accounts Payable                                                                          $1,555,992            $ 1,655,487
    Note Payable - Bank                                                                                -                449,720
    Note Payable - Other                                                                         500,000                500,000
    Current Portion of Long-Term Debt                                                            511,486                525,882
    Accrued Expenses                                                                             309,061                456,965
    Accrued Taxes                                                                                 12,501                 28,174
    Customer Pre-Purchase Payments                                                             2,030,944              1,324,249
    Customer Credit Balances                                                                     491,933                223,720
    Escrow Deposits                                                                               57,181                  5,000
                                                                                              ----------             ----------
        Total Current Liabilities                                                              5,469,098              5,169,197

Deferred Income                                                                                   79,679                 79,679
Deferred Income Taxes                                                                             54,701                 55,776
Long Term Debt: Less Current Portion                                                           1,568,316              1,692,946
                                                                                              ----------             ----------
        Total Liabilities                                                                      7,171,794              6,997,598
                                                                                              ----------             ----------

Stockholders' Equity:
    Preferred Stock
    Authorized 10,000,000 Shares Par Value $.001 per share
     Issued - None                                                                                     -                      -
    Common Stock
    Authorized 10,000,000 Par Value $.001 per share Issued
      and Outstanding 2,001,250 Shares September 30, 2001,
      2,000,000 Shares June 30, 2001                                                               2,002                  2,000
    Paid in Surplus                                                                            5,666,836              5,662,775
    Retained Earnings (Deficit)                                                               (1,856,853)              (905,843)
                                                                                              ----------             ----------
        Total Stockholders' Equity                                                             3,811,985              4,758,932
                                                                                              ----------             ----------

        Total Liabilities and Stockholders' Equity                                           $10,983,779            $11,756,530
                                                                                             ===========            ===========

                   See Accompanying Notes and Auditors' Report


                       ABLE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)


                                                                                         Three Months September 30,
                                                                                         --------------------------


                                                                                     2001                        2000
                                                                                     ----                        ----

Net Sales                                                                        $5,267,297                   $5,872,015

Cost of Sales                                                                     4,720,046                    5,268,106
                                                                                 ----------                   ----------

   Gross Profit                                                                     547,251                      603,909
                                                                                 ----------                   ----------

Expenses
   Selling, General and Administrative Expenses                                   1,214,557                    1,132,622
   Depreciation and Amortization Expense                                            298,221                      171,528
                                                                                 ----------                   ----------
      Total Expenses                                                              1,512,778                    1,304,150
                                                                                 ----------                   ----------

   (Loss) From Operations                                                          (965,527)                    (700,241)
                                                                                 ----------                   ----------

Other Income (Expenses):
   Interest and Other Income                                                         84,680                      117,273
   Interest Expense                                                                 (71,238)                     (45,165)
                                                                                 ----------                   ----------
      Total Other Income (Expenses)                                                  13,442                       72,108
                                                                                 ----------                   ----------

   (Loss) Before Provision for Income Taxes                                        (952,085)                    (628,133)

Provision (Reduction) for Income Taxes                                               (1,075)                         650
                                                                                 ----------                   ----------

   Net (Loss)                                                                    $ (951,010)                  $ (628,783)
                                                                                 ----------                   ----------

Basic (Loss) Per Common Share                                                    $     (.48)                  $     (.31)
                                                                                 ----------                   ----------

Diluted (Loss) Per Common Share                                                  $     (.46)                  $     (.31)
                                                                                 ----------                   ----------

Weighted Average Number of Common Shares
   Outstanding                                                                    2,000,298                    2,000,000
                                                                                  =========                    =========

Weighted Average Number of Common Shares Outstanding,
    Assuming Dilution                                                             2,078,989                    2,000,000
                                                                                  =========                    =========

                   See Accompanying Notes and Auditors' Report

                       ABLE ENERGY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      THREE MONTHS ENDED SEPTEMBER 30, 2001



                                                          Common Stock
                                                         .001 Par Value
                                                         --------------


                                                                           Additional                               Total
                                                                           Paid-in             Retained          Stockholders'
                                             Shares        Amount          Surplus             Earnings             Equity
                                             ------        ------          -------             --------             ------

         Balance - July 1, 2001             2,000,000       $ 2,000        $5,662,775          $ (905,843)         $4,758,932

         Shares Issued                      1,250           2              4,061                                    4,063

         Net Loss                           -               -              -                     (951,010)         (951,010)
                                            ---------       -------        ----------          -----------         ---------


         Balance - September 30, 2001       2,001,250       $2,002         $5,666,836          $(1,856,853)        $3,811,985
                                            =========       ======         ==========          ============        ==========





                   See Accompanying Notes and Auditors' Report

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED SEPTEMBER 30
                                                                                        UNAUDITED
                                                                                        ---------



                                                                                2001                  2000
                                                                                ----                  ----
Cash Flows From Operating Activities
------------------------------------
   Net  (Loss) - Continuing Operations                                      $ (951,010)              $ (628,783)
   Adjustments to Reconcile Net Income to Cash
   used by Operating Activities:
      Depreciation and Amortization                                            298,221                  171,538
      (Increase) Decrease in:
         Accounts Receivable                                                  (230,275)                 (87,617)
         Inventory                                                            (252,425)                (563,729)
         Prepaid Expenses                                                       (4,794)                  17,779
         Deposits                                                              (11,000)                 (72,185)
      Increase (Decrease) in:
         Accounts Payable                                                      (99,495)                (146,373)
         Accrued Expenses                                                     (163,577)                 616,152
         Customer Advance Payments                                             706,695                1,755,878
         Customer Credit Balance                                               268,213                        -
         Deferred Income Taxes                                                  (1,075)                     650
         Escrow Deposits                                                        52,181                        -
         Deferred Income                                                             -                  (18,551)
                                                                            ----------               ----------
           Net Cash (Used) Provided by Operating Activities                   (388,341)               1,044,759
                                                                            ----------               ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment
   Web Site Development Costs                                                  (25,736)                (200,541)
    Note and Other Receivables                                                  25,000               (1,106,796)
          Net Cash (Used) Provided  By Investing Activities                      8,882                  (40,603)
                                                                            ----------               ----------
                                                                                 8,146               (1,347,940)
CASH FLOWS FROM FINANCING ACTIVITIES
   (Decrease) Increase in Notes Payable
   Decrease in Long-Term Debt                                                 (449,720)                 419,424
   Increase in Long-Term Debt                                                 (139,026)                (174,663)
   Sale of Common Stock                                                              -                  500,000
                                                                                 4,063                        -
                                                                            ----------               ----------
           Net Cash (Used) Provided  By Financing Activities                  (584,683)                 744,761
                                                                            ----------               ----------
Net (Decrease) Increase In Cash
Cash - Beginning of Year                                                      (964,878)                 441,580
Cash - End of Year                                                           1,489,018                2,266,980
                                                                            ----------               ----------
                                                                            $  524,140               $2,708,560
                                                                            ==========               ==========
The Company had Interest Cash Expenditures of:
The Company had Tax Cash Expenditures of:                                   $   71,638               $   45,165
                                                                            $        -               $        -


                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                      JUNE 30, 2001 AND SEPTEMBER 30, 2001
                      ------------------------------------



NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

                  Consolidation and Basis of Presentation
                  Change of Fiscal Year End:
                  The Board of Directors have elected to change the Company and Subsidiaries' year end from December 31, to June 30, to more clearly reflect the natural business year end when the business activities have reached the lowest point in their annual cycle. The initial year of the change was the six month short period year end, January 1, 2001 to June 30, 2001.

                  Principles of Consolidation
                  The consolidated financial statements include the accounts of Able Energy, Inc. and its subsidiaries. The minority interest of 1% in Able Propane, LLC is immaterial and has not been shown separately. All material inter-company balances and transactions were eliminated in consolidation.

                  Majority Ownership
                  The Company is the majority owner, owning 70.6% of the issued shares of a subsidiary, PriceEnergy.Com, Inc. in which their capital investment is $25,000. The subsidiary has established a Web Site for the sale of products through a network of suppliers originally on the East Coast of the United States. The Web Site became active in October 2000 (See Notes 8 and
                  14)

                  Minority Interest
                  The minority interest in PriceEnergy.Com, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, the losses have been charged against the Company, the majority owner. The loss for three months ended September 30, 2001 is $276,716, (See Notes 8 and 13).

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

                  These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended June 30, 2001. The Company follows the same accounting policies in preparation of interim reports.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2001 AND SEPTEMBER 30, 2001
                      ------------------------------------


NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------------------

                  Results of operations for the interim periods are not indicative of annual results.

                  Nature of Operations
                  Able Oil Company, Able Melbourne and Able Energy New York, Inc. are full service oil companies that market and distribute home heating oil, diesel fuel and kerosene to residential and commercial customers operating in the northern New Jersey, Melbourne, Florida, and Warrensburg, New York respectively. Able Propane, installs propane tanks which it owns and sells propane for heating and cooking, along with other residential and commercial uses.

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

                  Property and Equipment
                  Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided by using the straight-line method based upon the estimated useful lives of the assets (5 to 40 years). Depreciation expense for the three months ended September 30, 2001 and 2000 amounted to $170,664 and $152,833, respectively.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2001 AND SEPTEMBER 30, 2001
                      ------------------------------------


NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------------------

                  Web Site Development Costs
                  Costs of $2,239,140 incurred in the developmental stage for computer hardware and software have been capitalized in accordance with accounting pronouncement SOP98-1. The costs are included in Property and Equipment and will be amortized on a straight line basis during the estimated useful life, 5 years. Operations commenced in October 2000. Amortization for the three months ended September 30, 2001 is $106,564.

                  Intangible Assets
                  Intangibles are stated at cost and amortized as follows:
                  Customer Lists of $571,000 and Covenant Not To Compete of $183,567 related to the Connell's Fuel Oil Company acquisition on October 28, 1996, by Able Oil Company are being amortized over a straight-line period of 15 and 5 years, respectively. The current period amortization also includes a customer list of $39,850 and Covenant Not To Compete of $100,000 relating to the acquisition from B & B Fuels on August 27, 1999, is being amortized over a straight-line period of 10 and 5 years, respectively. The amortization for the three months ended September 30, 2001 and 2000 are $20,993 and $18,695, respectively.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2001 AND SEPTEMBER 30, 2001
                      ------------------------------------


NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------------------

                  Concentrations of Credit Risk
                  The Company performs on-going credit evaluations of its customers' financial conditions and requires no collateral from its customers.

                  Financial instruments which potentially subject the Company to concentrations of credit risk consists of checking and savings accounts with several financial institutions in excess of insured limits. The excess above insured limits is approximately $345,675. The Company does not anticipate non-performance by the financial institutions.

                  Cash
                  For the purpose of the statement of cash flows, cash is defined as balances held in corporate checking accounts and money market accounts.

                  Advertising Expense
                  Advertising costs are expensed at the time the advertisement appears in various publications and other media. The expense was $128,265 and $128,268 for the three months ended September 30, 2001 and 2000, respectively.

NOTE 2          NOTES RECEIVABLE
--------------------------------

             A. The Company has a Receivable from Able Montgomery, Inc. and Andrew W. Schmidt related to the sale of Able Montgomery, Inc. to Schmidt, and truck financed by Able Energy, Inc. No payments of principal or interest had been received for more than one year. A new note was drawn dated June 15, 2000 for $170,000, including the prior balance, plus accrued interest. The Note bears interest at 9.5% per annum and payments commence October 1, 2000. The payments will be monthly in varying amount each year with a final payment of $55,981.07 due September 1, 2010. No payments were received in the year ended December 31, 2000. In February 2001, two (2) payments were received in the amount $2,691.66, interest only. In September 2001, $15,124.97 was received covering payments from December 2000 through October 2001, representing interest of $14,804.13 and principal of $320.84

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2001 AND SEPTEMBER 30, 2001
                      ------------------------------------


NOTE 2          NOTES RECEIVABLE (CONT'D)
-----------------------------------------

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

                  Maturities of the Note Receivable are as follows:

                           For the 12 Months Ending
                                  September 30,             Principal Amount
                                  -------------             ----------------
                                    2002                      $      3,701
                                    2003                             9,645
                                    2004                            10,602
                                    2005                            11,654
                                    2006                            12,811
                                    Balance                        121,266
                                                                   -------
                                            Total                 $169,679
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

                  Maturities of these Notes Receivable are as follows:

                           For the 12 Months Ended
                                   September 30,            Principal Amount
                                   -------------            ----------------
                                    2002                      $       26,410
                                    2003                              23,598
                                    2004                              19,039
                                    2005                               6,948
                                    2006                               7,524
                                    Balance                            3,536
                                                                   ---------
                                            Total                  $  87,055
                                                                   =========

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2001 AND SEPTEMBER 30, 2001
                      ------------------------------------

NOTE 3          INVENTORIES
---------------------------



          Items                              September 30,           June 30,
          -----
                                                 2001                  2001
                                                 ----                  ----


          Heating Oil                           $ 388,051             $ 134,229
          Diesel Fuel                              26,194                40,770
          Kerosene                                  8,036                 8,013
          Propane                                  14,527                14,287
          Parts and Supplies                      182,943               170,027
                                                ---------             ---------
               Total                            $ 619,751             $ 367,326
                                                =========             =========


NOTE 4         NOTES PAYABLE BANK
---------------------------------

                  The Agreement with Able Oil Company and PNC Bank, dated August 11, 1999, was amended July 14, 2000. The term was extended from June 30, 2001 to September 29, 2001. The loan was paid in full effective September 29, 2001. The banking relation was terminated and all collateral was being released by PNC Bank.

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

NOTE 6          LONG-TERM DEBT
------------------------------

                  Mortgage note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total note was $145,000. The note is payable in the monthly amount of principal and interest of $1,721.18 with and interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009 which is the final payment. The note is secured by a mortgage made by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horicon Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at September 30, 2001 was $123,023.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2001 AND SEPTEMBER 30, 2001
                      ------------------------------------




NOTE 6          LONG-TERM DEBT (CONT'D)
---------------------------------------

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

                  The "Principal Sum: Less the "Remediation Amount" shall be an amount equal to $400,000 (the "Reduced Principal Sum"). The Reduced Principal Sum shall bear interest from the date hereof at the rate of 8.25% per annum. Any portion of the Remediation Amount not utilized in the investigation and remediation of the property shall not begin to accrue interest until such time that (i) a "No Further Action Letter" is obtained from the Department of Environmental Protection and (ii) an outstanding lawsuit concerning the property is resolved through settlement or litigation (subject to no further appeals). All payments on this Note shall be applied first to the payment of interest, with any balance to the payment to reduction of the reduced Principal Sum, (See Note 10).

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2001 AND SEPTEMBER 30, 2001
                      ------------------------------------


NOTE 7          INCOME TAXES
----------------------------

                  Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

                  The differences between the statutory Federal Income Tax and Income Taxes Continuing Operation is accounted for as follows:


                                                                                            2001
                                                                                            ----

                                                                                                Percent of
                                                                                                  Pretax
                                                                               Amount             Income
                                                                               ------             ------


    Statutory Federal Income Tax                                              $  (750)                15%
    State Income Tax                                                             (325)               6.5%
                                                                              -------               ----

    Income Taxes                                                              $(1,075)              21.5%
                                                                              =======               ====

    Income Taxes consists of:
    Current                                                                   $     -
    Deferred                                                                   (1,075)
                                                                              -------

         Total                                                                $(1,075)
                                                                              =======


                                                                                            2000
                                                                                            ----


                                                                               Amount             Percent
                                                                               ------             -------


    Statutory Federal Income Tax                                              $   450
    State Income Tax                                                              200
                                                                              -------

    Income Taxes                                                              $   650
                                                                              =======

    Income Taxes consist of:
     Current                                                                  $     -
     Deferred                                                                     650
                                                                              -------
        Total                                                                 $   650
                                                                              =======

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2001 AND SEPTEMBER 30, 2001
                      ------------------------------------


NOTE 7          INCOME TAXES (CONT'D)
-------------------------------------

                 The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:


                                                                                  September 30, 2001
                                                                                  ------------------



                                                                             Temporary               Tax
                                                                            Difference              Effect
                                                                            ----------              ------


   Depreciation                                                             $ (169,389)           $ (54,701)
   Allowance for Doubtful Accounts                                             209,927               54,695
   Gain on Sale of Subsidiary                                                   18,766                4,035



                                                                                     June 30, 2001
                                                                                     -------------



                                                                             Temporary               Tax
                                                                            Difference              Effect
                                                                            ----------              ------


   Depreciation                                                             $ (174,389)           $ (55,776)
   Allowance for Doubtful Accounts                                             209,927               54,695
   Gain on Sale of Subsidiary                                                   18,766                4,035


                 Able energy, Inc., et al, open years are December 31, 1998, 1999, 2000 and June 30, 2001. The Company has a net operating loss carryforward of approximately $1,360,000. The net operating loss expires between June 30, 2019 and 2021.

                 These carryforward losses are available to offset future taxable income, if any. The Company's utilization of this carryforward against future taxable income is subject to the Company having profitable operations or sale of Company assets which create taxable income. At this time, the Company believes that a full valuation allowance should be provided. The component of the deferred tax asset as of September 30, 2001 are as follows:

                           Net Operating Loss Carryforward - Tax Effect                          $462,400
                           Valuation Allowance                                                   (462,400)
                                                                                                ---------
                           Net Deferred Tax based upon Net
                              Operating Loss Carryforward                                       $  - 0 -
                                                                                                =========

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2001 AND SEPTEMBER 30, 2001
                      ------------------------------------


NOTE 8           NOTE RECEIVABLE - SUBSIDIARY
---------------------------------------------

                  The Company has a Note Receivable from PriceEnergy.Com, Inc. for advances made in the development of the Website, including hardware and software costs. All of PriceEnergy.Com, Inc.'s assets are pledged as collateral to Able Energy, Inc. The amount of the note is $1,350,000 dated November 1, 2000 with interest at 8% per annum payable quarterly. Principal payments to begin two years after the date of the Note, November 1, 2002. Interest, in the amount of $27,000 has been accrued at September 30, 2001. The Note and interest have been eliminated in the consolidated financial statements (See Notes 1and 13).

NOTE 9          PROFIT SHARING PLAN
-----------------------------------

                  Effective January 1, 1997, Able Oil Company established a Qualified Profit Sharing Plan under Internal Revenue Code
                  Section 401-K. The Company matches 25% of qualified employee contributions. The expense was $7,268 (2001) and $5,577
                  (2000).


NOTE 10         COMMITMENTS AND CONTINGENCIES
---------------------------------------------

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2001 AND SEPTEMBER 30, 2001
                      ------------------------------------


NOTE 10         COMMITMENTS AND CONTINGENCIES (CONT'D)
------------------------------------------------------

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

NOTE 11         OPERATING LEASE
-------------------------------

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2001 AND SEPTEMBER 30, 2001
                      ------------------------------------


NOTE 11         OPERATING LEASE (CONT'D)
----------------------------------------

                  The Company leased 9,800 square feet in the Rockaway Business Centre on Green Pond Road in Rockaway, New Jersey. The facility will be used as a call center and will combine the administrative operations in New Jersey in one facility. The lease has a term of five (5) years from August 1, 2000 through July 31, 2005.

                  The rent for the first year is $7,145,83 per month and the second through fifth year is $7,431.67 per month, plus 20.5% of the building's annual operational costs and it's portion of utilities. The monthly rent, including Common Area Charges, as of October 2000 is $9,084 per month. The lease does not contain any option for renewal. The rent expense was $27,252 for the three months ended September 30, 2001. The estimated future rents are as follows:

                        Year Ended June 30,
                        -------------------
                                2002                              $  84,000
                                2003                                110,000
                                2004-2006                           230,000
                                                                    -------
                                         Total                    $ 424,000
                                                                  =========

                  The following summarizes the month to month operating leases for the other subsidiaries:

                      Able Oil Melbourne         $500.00, per month
                                                 Total  rent expense, $3,000
                      Able Energy New York       $500.00, per month
                                                 Total  rent expense, $3,000
NOTE 12          FRANCHISING
----------------------------

                  The Company sells franchises permitting the operation of a franchised business specializing in residential and commercial sales of fuel oil, diesel fuel, gasoline, propane and related services. The Company will provide training, advertising and use of Able credit for the purchase of product, among other things, as specified in the Agreement. The franchisee has an option to sell the business back to the Company after two (2) years of operations for a price calculated per the Agreement. The Company signed its first franchise agreement in September 2000. On June 29, 2001, PriceEnergy.Com franchising, LLC, a subsidiary, signed its first franchise agreement. The franchisee will operate a B-franchised business, using the proprietary marks and a license from PriceEnergy.Com, Inc. and will establish the presence of the franchisee's company on the PriceEnergy internet website. The franchisee will have the exclusive territory of Fairfield County, Connecticut as designated in the agreement. The franchisee paid the following amounts in July 2001:
                         1.1      A non-refundable franchise fee of $25,000.
                         2. An advertising deposit of $15,000 and a $5,000 escrow deposit.

                  The non-refundable fee of $25,000 has been recorded as Other Income in the period ended September 30, 2001.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2001 AND SEPTEMBER 30, 2001
                      ------------------------------------


NOTE 13         RELATED PARTY TRANSACTIONS
------------------------------------------

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

                  No capital contributions have been made by these officers (See Notes 1 and 8).


NOTE 14         EARNINGS PER SHARE
----------------------------------

                  The shares used in the computation of the Company's basic Earnings Per Common Share are as follows:

                                                                                       September 30,            June 30,
                                                                                           2001                   2001
                                                                                           ----                   ----

                  Weighted Average of Common Shares Outstanding                         2,000,298              2,000,000
                  Dilutive Effect of:
                      Employee Stock Options                                               68,232                      -
                      Stock Warrants                                                       10,459                      -
                                                                                        ---------              ---------

                  Weighted Average Common Shares Outstanding,
                                          Assuming Dilution                             2,078,989              2,000,000
                                                                                        =========              =========

NOTE 15          STOCK OPTION PLANS
-----------------------------------

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2001 AND SEPTEMBER 30, 2001
                      ------------------------------------


NOTE 15          STOCK OPTION PLANS (CONT'D)
--------------------------------------------

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


NOTE 16           STOCK WARRANTS
--------------------------------

                  The Company has issued stock warrants as follows:

             1.1 60,000 Common Stock Purchase Warrants at $4.81 per share, effective August 31, 2000, and expiring August 31, 2005, have been issued to Andrew Alexander Wise & Company in connection with an investment banking advisory agreement with the Company, dated July 1, 2000.

             1.2 40,000 Common Stock Purchase Warrants at $4.00 per share, effective June 26, 2001 and expiring June 26, 2004, have been issued in connection with a $500,000 Note Payable (See Note
                  5).

                  The above warrants to purchase shares of common stock were outstanding during the third quarter of 2001, and were included in the computation of diluted EPS as the warrants' exercise price was less than the average market price of the common stock, which was $5.01 for the quarter ended September 30, 2001.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2001 AND SEPTEMBER 30, 2001
                      ------------------------------------



NOTE 17         SUBSEQUENT EVENTS
---------------------------------

                  On October 22, 2001, the Company and its subsidiaries, either as Borrower or Guarantor, entered into a loan and security Agreement with Fleet National Bank. The bank will provide the following credit facility.

                  A borrowing base of 75% of Eligible Accounts Receivable, as defined in the Agreement, plus $500,000 against the value of the Company's customer list, for a total amount of $1,500,000. The revolving credit may also be used for Letters of Credit, with the lender's approval. The Letters of Credit will have an annual fee of 1.25% of the face value of each Letter of Credit. The applicable interest rate on the revolving credit advances will be the bank's prime rate or Libor interest rate, plus 2.75%. Interest is to be paid on the amount advanced on the last day of each month.

                  As security for the performance of this Agreement, the other Loan Documents and the payment of the Liabilities, each Borrower and Guarantor grants, pledges and assigns to Lender a security interest in all assets of such Borrower or Guarantor, whether now owned or hereafter acquired including, without limitation, (a) all Accounts, Goods, Chattel Paper, Equipment, Documents, Deposits, Instruments, General Intangibles and Payment Intangibles (including, but not limited to, any and all interests in trademarks, service marks, patents, licenses, permits, and copyrights), (b) all inventory of Borrowers, if any, held by any Borrowers for sale or lease or to be furnished under contracts of service, (c) all Books and Records, (d) any Account maintained by any Borrower with Lender and all cash held therein, and (e) all proceeds and products of the foregoing, including casualty insurance thereon (collectively, the "Collateral").

                  The Agreement provides for covenants as follows:

                  2.1 Use of proceeds only for Working Capital, Letters of Credit and for acquisitions with Lender's prior written consent.
                  2.2 Financial information to be furnished either annually, quarterly or monthly.
                  2.3 Financial covenants to be tested as of the end of each fiscal quarter.
                  2.4  Limitations on loans and investments.
                  2.5  Compliance with laws and environmental matters.
                  2.6  Limitations on Borrowing.
                  2.7  Can not declare or pay any dividends.

                  All of the above and other items as per article VI of the Agreement.

                  The Agreement has a current expiration date of November 30, 2002.

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

          RESULTS OF OPERATIONS

          THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

          The Company reported revenues of $5,267,297 for the three months ended September 30, 2001, a decrease of 10.30% over the prior year's revenues for the same three month period. This decrease can be attributed primarily to a decrease in the cost of product (mainly home heating oil) and the resulting lower retail sales price which was sold by the Company below the price of the prior year.

          Gross profit margin, as a percentage of revenues, for the three months ended September 30, 2001, remained constanT at approximately 10.38%. The margin is primarily a result of sales of the Company's products in the summer months and lower prices in the current period.

          Selling, General and Administrative expenses increased by $81,935, or 7.23%, from $1,132,622 for the three months ended September 30, 2000 to $1,214,557 for the three months ended September 30, 2001. This increase was attributable to the operations of a new subsidiary, Price Energy.Com which began operations in October 2000, of salaries, advertising and computer consulting costs of approximately $143,000.

          Operating loss for the three months ended September 30, 2001 was $965,527, an increase of 37.88% over the Company's operating loss of $700,241 for the three months ended September 30, 2000. This increased operating loss was directly attributable to the loss incurred by the new subsidiary, PriceEnergy.Com, Inc. which was $276,716. Some increase in the operating loss was due to a decrease in the price of products sold by the Company resulting in a lower gross margin.

          Net loss for the three months ended September 30, 2001 increased by $321,227, or 50.93%, to $951,010 as compared to the same period for the previous year loss of $628,783. This net loss was the result of a new subsidiary loss of $276,716, warmer summer weather and lower gross margin on lower sales due to unstable lower product sales prices.


          LIQUIDITY AND CAPITAL RESOURCES

          For the three months period ended September 30, 2001, compared to the three months ended September 30, 2000, the Company's cash position decreased by $2,184,420 from $2,708,560 to $524,140. For the year ended June 30, 2001, cash was generated through operations, collections of customer advance payments, and increase loan from an outside individual. The primary reason for reduction in cash was a loan and investment in PriceEnergy.Com, Inc.

          The Company has entered into an agreement with Fleet National Bank. The bank has granted the Company a credit facility of $1,500,000. This will enable the Company to continue to grow while strengthening its infrastructures. The Company has entered into an agreement with PricewaterhouseCoopers Securities, LLC to assist the Company in raising debt or equity funds up to $15 million.

          SEASONALITY

          The Company's operations are subject to seasonal fluctuations, with a majority of the Company's business occurring in the late fall and winter months. Approximately 70% of the Company's revenues are earned and received from October through March, with most of such revenues are derived from the sale of home heating products including propane gas and home heating oil. However, the seasonality of the Company's business is offset, in part, by an increase in revenues from the sale of HVAC products and services, diesel and gasoline fuels during the spring and summer months, due to the increased use of automobiles and construction apparatus.

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

                  None.


          ITEM 5. OTHER INFORMATION

                  None.

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                  None.

                  (b) Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three month period ended September 30, 2001.

                                   SIGNATURES

                           Pursuant to the requirements of the Securities
                  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        ABLE ENERGY, INC.


                  Date:    November 16, 2001      By:  /s/ Christopher  Westad
                                                     --------------------------
                                                       Christopher Westad
                                                       President