Form 10QSB/A
period 2001-09-30
ABLE ENERGY INC
filed 2001-11-19
CIK 1065728

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------
                                   FORM 10-QSB/A
    (Mark One)

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

          OPERATIONAL EFFICIENCY

          The Company believes that it can significantly increase utilization of existing personnel and equipment, thereby reducing expenses and increasing profitability, within its current business configuration.

          In September of 2001, the Company implemented a new margin management policy and system designed to increase profitability without sacrificing customer appeal. The Company believes that there is value to the products and services that it provides to its consumers in varying levels based upon the specific needs of the consumer and the products provided. Within the new margin matrix that the Company has implemented, product pricing will be in line with the level of service and specific product packages provided to the consumer. For those consumers requiring more in depth or full-service, prices will be reflected appropriately for those services provided. The Company believes that this margin management policy will have an immediate positive impact upon its profitability, which will be reflected in the December 30, 2001 quarterly results.


          RECENTLY IMPLEMENTED TECHNOLOGICAL PROCEDURES

          The Company has established goals, which will be accomplished through the implementation of some modern technologies that are currently being installed into the Company's existing infrastructure.

          The Company believes, in the current down economy, that it can significantly increase its ability to provide superior customer service from its Rockaway Call Center while at the same time operating its administration more efficiently through the use of Customer Relationship Management software. By utilizing existing telephony hardware and in house management, the Company's call center environment will be provided with the ability to respond to changing call patterns, both higher and lower, without the expense of overstaffing to meet unrealized needs. Full implementation of this software will be completed by the end of November 2001.

          The Company's full implementation of previously announced Automated Wireless Dispatch Technology is 60% complete as of quarter ending September 30, 2001. This technology will enable the organization to increase the efficiency, productivity, and profitability of its equipment service and fuel delivery dispatch systems. Within the home heating equipment service environment, this technology is providing management with the ability to communicate with service technicians instantaneously via wireless CDPD technology to perform billing functions at the customer's location and receive and input payment information remotely. In addition, management will be aware of the status of every on-duty worker and provide real time reporting for stand-by, enroute, and service work time thus maximizing scheduling opportunities and eliminating service technician down time. Every vehicle will be equipped with GPS to track the ongoing location, ground speed, and vehicle movement history for both service and delivery personnel. It is expected that the Company will have full implementation of this technology on all of its service vehicles by December 31, 2001.


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


                                                        ABLE ENERGY, INC.


                  Date:    November 19, 2001      By:  /s/ Christopher  Westad
                                                     --------------------------
                                                       Christopher Westad
                                                       President