Form 10QSB
period 2001-12-31
ABLE ENERGY INC
filed 2002-02-14
CIK 1065728

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________ Commission file number: 333-59109 ABLE ENERGY, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3520840 (I.R.S. employer identification No.)

198 Green Pond Road Rockaway, NJ (Address of principal executive offices)	07866 (Zip code)

Registrant’s telephone number, including area code: (973) 625-1012

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
Yes [X] No [ ]

     As of February 7, 2002, 2,001,250 shares, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets as of June 30, 2001 and
December 31, 2001	3-4

Consolidated Statements of Operations for the three and six
months ended December 31, 2001 and December 31, 2000	5

Consolidated Statement of Stockholders’ Equity six months
ended December 31, 2001	6

Consolidated Statements of Cash Flow for the six months
ended December 31, 2001 and 2000	7-8

Notes to Unaudited Financial Statements	9-26

ABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

ASSETS

	December 31, 2001 (Unaudited)	June 30, 2001 (Audited)

Current Assets:
Cash	$ 272,478	$ 999,018
Restricted Cash	—	490,000
Accounts Receivable (Less Allowance for Doubtful
Accounts of ($209,927) at December 31 and June 30, 2001	2,108,520	1,819,856
Inventory	664,642	367,326
Notes Receivable - Current Portion	30,747	26,865
Miscellaneous Receivable	35,864	38,633
Prepaid Expense	266,903	111,564
Prepaid Expense - Income Taxes	2,733	83,904
Deferred Income Tax	58,730	58,730
Due From Officer	44,690	44,690

Total Current Assets	3,485,307	4,040,586

Property and Equipment:
Land	451,925	451,925
Building	1,096,046	1,085,950
Trucks	2,859,695	2,604,147
Fuel Tanks	1,176,973	1,100,588
Machinery and Equipment	514,590	490,325
Leasehold Improvements	539,598	497,865
Cylinders	631,525	507,394
Office Furniture and Equipment	185,402	183,625
Website Development Costs	2,200,511	2,264,141

	9,656,265	9,185,960

Less: Accumulated Depreciation and Amortization	2,887,629	2,344,458

Net Property and Equipment	6,768,636	6,841,502

Other Assets:
Deposits	123,591	101,283
Notes Receivable - Less Current Portion	220,759	231,102
Customer List, Less Accumulated Amortization of ($188,122)
December 31, 2001 and ($188,122) June 30, 2001	422,728	422,728
Covenant Not to Compete, Less Accumulated Amortization of
($230,234) December 31, 2001 and ($210,193) June 30, 2001	53,333	73,374
Development Costs - Franchising, Less Accumulated Amortization of
(($4,596) December 31, 2001 and ($0.00) June 30, 2001	41,359	45,955

Total Other Assets	861,770	874,442

Total Assets	$11,115,713	$11,756,530

See Accompanying Notes 3

ABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Cont’d)

LIABILITIES & STOCKHOLDERS’ EQUITY

	December 31, 2001 (Unaudited)	June 30, 2001 (Audited)

Current Liabilities:
Accounts Payable	$ 1,367,564	$ 1,655,487
Note Payable - Bank	725,000	449,720
Note Payable - Other	500,000	500,000
Current Portion of Long-Term Debt	548,333	525,882
Accrued Expenses	337,461	456,965
Accrued Taxes	30,969	28,174
Customer Pre-Purchase Payments	1,578,272	1,324,249
Customer Credit Balances	418,027	223,720
Escrow Deposits	86,037	5,000

Total Current Liabilities	5,591,663	5,169,197

Deferred Income	79,679	79,679
Deferred Income Taxes	56,476	55,776
Long Term Debt: Less Current Portion	1,642,205	1,692,946

Total Liabilities	7,370,023	6,997,598

Stockholders’ Equity:
Preferred Stock
Authorized 10,000,000 Shares Par Value $.001 per share
Issued - None	—	—
Common Stock
Authorized 10,000,000 Par Value $.001 per share Issued
and Outstanding 2,001,250 Shares December 31, 2001,
2,000,000 Shares June 30, 2001	2,002	2,000
Paid in Surplus	5,666,836	5,662,775
Retained Earnings (Deficit)	(1,923,148)	(905,843)

Total Stockholders’ Equity	3,745,690	4,758,932

Total Liabilities and Stockholders’ Equity	$ 11,115,713	$ 11,756,530

See Accompanying Notes 4

ABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months December 31,		Six Months Ended December 31,
	2001	2000	2001	2000

Net Sales	$ 7,301,452	$ 9,891,761	$ 12,568,749	$ 15,763,776

Cost of Sales	5,724,546	8,408,059	10,444,592	13,676,165

Gross Profit	1,576,906	1,483,702	2,124,157	2,087,611

Expenses
Selling, General and Administrative Expenses	1,352,181	1,618,657	2,566,738	2,751,279
Depreciation and Amortization Expense	269,586	246,276	567,807	417,804

Total Expenses	1,621,767	1,864,933	3,134,545	3,169,083

Income (Loss) From Operations	(44,867)	(381,231)	(1,010,388)	(1,081,472)

Other Income (Expenses):
Interest and Other Income	41,099	138,297	125,779	297,776
Interest Expense	(60,758)	(60,825)	(131,996)	(105,990)

Total Other Income (Expenses)	(19,659)	77,472	(6,217)	191,786

Income (Loss) Before Provision for Income Taxes	(64,520)	(303,759)	(1,016,605)	(889,686)

Provision (Reduction) for Income Taxes	1,775	(2,050)	700	1,550

Net Income (Loss)	$ (66,295)	$ (301,709)	$(1,017,305)	$ (891,236)

Basic Income (Loss) Per Common Share	$ (.03)	$ (.15)	$ (.51)	$ (.45)

Diluted Income (Loss) Per Common Share	$ (.03)	—	$ (.51)	—

Weighted Average Number of Common Shares
Outstanding - Used in Basic	2,000,613	2,000,000	2,000,613	2,000,000

Weighted Average Number of Common Shares
Outstanding - Used in Diluted	2,000,613	—	2,000,613	—

See Accompanying Notes 5

ABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED DECEMBER 31, 2001

UNAUDITED

		Common Stock .001 Par Value
	Shares	Amount	Additional Paid-in Surplus	Retained Earnings	Total Stockholders’ Equity

Balance - July 1, 2001	2,000,000	$2,000	$5,662,775	$ (905,843)	$ 4,758,932

Shares Issued	1,250	2	4,061	—	4,063
Net Loss	—	—	—	(1,017,305)	(1,017,305)

Balance - December 31, 2001	2,001,250	$2,002	$5,666,836	$(1,923,148)	$ 3,745,690

See Accompanying Notes 6

ABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOW

(UNAUDITED)

	SIX MONTHS ENDED DECEMBER 31 UNAUDITED
	2001	2000
Cash Flow From Operating Activities
Net (Loss) - Continuing Operations	$(1,017,305)	$ (891,236)
Adjustments to Reconcile Net Income to Net Cash
used by Operating Activities:
Depreciation and Amortization	567,807	417,806
Gain on Disposal of Equipment	—	(35,434)
(Increase) Decrease in:
Accounts Receivable	(288,664)	(910,702)
Inventory	(297,316)	(1,205,556)
Prepaid Expenses	(74,168)	(59,713)
Deposits	—	(57,000)
Deferred Income Tax - Asset	—	2,950
Increase (Decrease) in:
Accounts Payable	(287,923)	944,962
Accrued Expenses	(119,504)	180,975
Customer Advance Payments	254,023	1,239,509
Payroll Taxes Payable	2,795	3,034
Customer Credit Balance	194,307	—
Deferred Income Taxes	700	(1,400)
Escrow Deposits	81,037	(10,000)
Deferred Income	--	(18,551)

Net Cash (Used) Provided by Operating Activities	(984,211)	(400,356)
Cash Flow From Investing Activities
Purchase of Property and Equipment	(508,934)	(957,208)
Web Site Development Costs	38,629	(1,054,743)
Increase in Deposits	(22,308)	(16,623)
Sale of Equipment	—	46,439
Notes Receivable - Sale of Equipment	—	(94,500)
Payment on Notes Receivable - Sale of Equipment	5,817	23,260
Note Receivable - Montgomery	644	(11,293)
Other Receivables	2,772	452

Net Cash (Used) Provided By Investing Activities	$ (483,380)	$(2,064,216)

See Accompanying Notes 7

ABLE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOW (CONT’D)

(UNAUDITED)

	SIX MONTHS ENDED DECEMBER31 UNAUDITED
	2001	2000

Cash Flow From Financing Activities
Increase in Notes Payable	$ 725,000	$ —
(Decrease) Increase in Notes Payable	(449,720)	361,562
Decrease in Long-Term Debt	(265,199)	(421,826)
Increase in Long-Term Debt	236,909	885,343
Decrease Escrow Deposit Payable	—	(20,000)
Sale of Common Stock	4,061	—

Net Cash (Used) Provided By Financing Activities	251,051	805,079

Net (Decrease) Increase In Cash	(1,216,540)	(1,659,493)
Cash - Beginning of Year	1,489,018	2,266,980

Cash - End of Year	$ 272,478	$ 607,487

The Company had Interest Cash Expenditures of:	$ 130,243	$ 105,990
The Company had Tax Cash Expenditures of:	$ 7,000	$ 14,775

See Accompanying Notes 8

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001 AND DECEMBER 31, 2001

Note 1	Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

Change of Fiscal Year End:

The board of Directors has elected to change the Company and Subsidiaries’ year-end from December 31, to June 30, to more clearly reflect the natural business year-end when the business activities have reached the lowest point in their annual cycle. The initial year of the change was the six-month short period year-end, January 1, 2001 to June 30, 2001.

Principles of Consolidation

The consolidated financial statements include the accounts of Able Energy, Inc. and its subsidiaries. The minority interest of 1% in Able Propane, LLC is immaterial and has not been shown separately. All material inter-company balances and transactions were eliminated in consolidation.

Majority Ownership

The Company is the majority owner, owning 70.6% of the issued shares of a subsidiary, PriceEnergy.com, Inc. in which their capital investment is $25,000. The subsidiary has established a Web Site for the sale of products through a network of suppliers originally on the East Coast of the United States. The Web Site became active in October 2000 (See Notes 8 and 13).

Minority Interest

The minority interest in PriceEnergy.com, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, the losses have been charged against the Company, the majority owner. The loss for six months ended December 31, 2001 is $504,929, (See Notes 8 and 13).

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report for the year ended June 30, 2001. The Company follows the same accounting policies in preparation of interim reports.

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND DECEMBER 31, 2001

Note 1	Summary of Significant Accounting Policies (cont’d)

Results of operations for the interim periods are not indicative of annual results.

Nature of Operations

Able Oil Company, Able Melbourne and Able Energy New York, Inc. are full service oil companies that market and distribute home heating oil, diesel fuel and kerosene to residential and commercial customers operating in the northern New Jersey, Melbourne, Florida, and Warrensburg, New York respectively. Able Propane, installs propane tanks, which it owns and sells propane for heating and cooking, along with other residential and commercial uses.

The Company’s operations are subject to seasonal fluctuations with a majority of the Company’s business occurring in the late fall and winter months. Approximately 70% of the Company’s revenues are earned and received from October through March, and the overwhelming majority of such revenues are derived from the sale of home heating fuel. However, the seasonality of the Company’s business is offset, in part, by the increase in revenues from the sale of diesel and gasoline fuels during the spring and summer months due to the increased use of automobiles and construction apparatus.

Inventories

Inventories are valued at the lower of cost (first in, first out method) or market.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided by using the straight-line method based upon the estimated useful lives of the assets (5 to 40 years). Depreciation expense for the six months ended December 31, 2001 and 2000 amounted to $327,043 and $274,018, respectively.

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

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND DECEMBER 31, 2001

Note 1	Summary of Significant Accounting Policies (cont’d)

Web Site Development Costs

Costs of $2,200,511 incurred in the developmental stage for computer hardware and software have been capitalized in accordance with accounting pronouncement SOP98-1. The costs are included in Property and Equipment and will be amortized on a straight-line basis during the estimated useful life, 5 years. Operations commenced in October 2000. Amortization for the six months ended December 31, 2001 and 2000 amounted to $216,127 and $102,398, respectively.

Intangible Assets

Intangibles are stated at cost and amortized as follows: Customer Lists of $571,000 and Covenant Not To Compete of $183,567 related to the Connell’s Fuel Oil Company acquisition on October 28, 1996, by Able Oil Company are being amortized over a straight-line period of 15 and 5 years, respectively. The current period amortization also includes a customer list of $39,850 and Covenant Not To Compete of $100,000 relating to the acquisition from B & B Fuels on August 27, 1999, is being amortized over a straight-line period of 10 and 5 years, respectively. The amortization for the six months ended December 31, 2001 and 2000 are $24,637 and $41,388, respectively. The covenant Not To Compete with Connell’s Fuel Oil Company ended in October 2001, and was fully amortized.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill and other intangible assets to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required, as such, effective July 1, 2001, the Customer List will no longer be amortized for financial statement purposes.

For income tax basis, the Customer Lists and the Covenant Not To Compete are being amortized over a straight-line method of 15 years as per the Tax Reform Act of 1993.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND DECEMBER 31, 2001

Note 1	Summary of Significant Accounting Policies (cont’d)

Income Taxes

Effective January 1, 1997, all the subsidiaries, which were S-Corporations, terminated their S-Corporation elections. The subsidiaries are filing a consolidated tax return with Able Energy, Inc.

Effective January 1, 1997, the Company has elected to provide for income taxes based on the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns in different years. Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Concentrations of Credit Risk

The Company performs on-going credit evaluations of its customers’ financial conditions and requires no collateral from its customers.

Financial instruments which potentially subject the Company to concentrations of credit risk consists of checking and savings accounts with several financial institutions in excess of insured limits. The excess above insured limits is approximately $256,782. The Company does not anticipate non-performance by the financial institutions.

Cash

For the purpose of the statement of cash flows, cash is defined as balances held in corporate checking accounts and money market accounts.

Advertising Expense

Advertising costs are expensed at the time the advertisement appears in various publications and other media. The expense was $228,507 and $286,526 for the six months ended December 31, 2001 and 2000, respectively.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND DECEMBER 31, 2001

Note 1	Summary of Significant Accounting Policies (cont’d)

Revenue Recognition

Sales of fuel and heating equipment are recognized at the time of delivery to the customer, and sales of equipment are recognized at the time of installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating equipment service contracts are deferred and amortized into income over the term of the respective service contracts, on a straight-line basis, which generally do not exceed one year.

Computation of Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is antidilutive. Dilutive potential common shares primarily consist of employee stock options.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Recent Accounting Pronouncements

In June 2001, FASB approved two new pronouncements: SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. This Statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill.

SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired prior to June 30, 2001 will be affected upon adoption. The Company has adopted SFAS No. 142 effective July 1, 2001, which will require the Company to cease amortization of its remaining net customer lists balance and to perform an impairment test of its existing customer lists and any other intangible assets based on a fair value concept.

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND DECEMBER 31, 2001

Note 1	Summary of Significant Accounting Policies (cont’d)

Recent Accounting Pronouncements (cont’d)

The Company has reviewed the provisions of these Statements, it is management’s assessment that customer lists impairment will not result upon adoption. As of June 30, 2001, the Company has net unmerited customer lists of $422,728. Amortization expense of the customer list was $20,125 for the six-month short year ended June 30, 2001 and $42,052 for the full year ended December 31, 2000.

Note 2	Notes Receivable

A.	The Company has a Receivable from Able Montgomery, Inc. and Andrew W. Schmidt related to the sale of Able Montgomery, Inc. to Schmidt, and truck financed by Able Energy, Inc. No payments of principal or interest had been received for more than one year. A new note was drawn dated June 15, 2000 for $170,000, including the prior balance, plus accrued interest. The Note bears interest at 9.5% per annum and payments commence October 1, 2000. The payments will be monthly in varying amount each year with a final payment of $55,981.07 due September 1, 2010. No payments were received in the year ended December 31, 2000. In February 2001, two (2) payments were received in the amount $2,691.66, interest only. In September 2001, $15,124.97 was received covering payments from December 2000 through October 2001, representing interest of $14,804.13 and principal of $320.84

The note is secured by a pledge and security agreement and stock purchase agreement (Stock of Able Montgomery, Inc.), dated December 31, 1998, and the assets of Andrew W. Schmidt with the note dated June 15, 2000. The income on the sale of the company in December 1998 and the accrued interest on the drawing of the new note are shown as deferred income to be realized on collection of the notes.

Maturities of the Note Receivable are as follows:

For the 12 Months Ending December 31,	Principal Amount
2002	$ 5,378
2003	9,876
2004	10,856
2005	11,933
2006	13,118
Balance	118,200

Total	$169,361

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND DECEMBER 31, 2001

Note 2	Notes Receivable (cont’d)

B.	Able Oil Company has three (3) Notes Receivable for the sale of oil delivery trucks to independent drivers who also deliver oil for the Company. The Notes bear interest at the rate of 12% per annum. Two notes began December 1998 and one began February 1999. The Notes are payable eight (8) months per year September through April, the oil delivery season.

Maturities of these Notes Receivable are as follows:

For the 12 Months Ending December 31,	Principal Amount
2002	$ $ 25,038
2003	21,829
2004	19,039
2005	6,948
2006	7,524
Balance	1,768

Total	$ 82,146

Note 3	Inventories

Items	December 31, 2001	June 30, 2001

Heating Oil	$412,510	$134,229
Diesel Fuel	23,730	40,770
Kerosene	10,374	8,013
Propane	6,889	14,287
Parts and Supplies	211,139	170,027

Total	$664,642	$367,326

Note 4	Notes Payable Bank

On October 22, 2001, the Company and its subsidiaries, either as Borrower or Guarantor, entered into a loan and security Agreement with Fleet National Bank. The bank is providing the following credit facility.

A borrowing base of 75% of Eligible Accounts Receivable, as defined in the Agreement, plus $500,000 against the value of the Company’s customer list, for a total amount of $1,500,000. The revolving credit may also be used for Letters of Credit, with the lender’s approval.

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND DECEMBER 31, 2001

Note 4	Notes Payable Bank (cont’d)

The Letters of Credit will have an annual fee of 1.25% of the face value of each Letter of Credit. The applicable interest rate on the revolving credit advances will be the bank’s prime rate or Libor interest rate, plus 2.75%. Interest is to be paid on the amount advanced on the last day of each month.

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

The Agreement provides for covenants as follows:

1.	Use of proceeds only for Working Capital, Letters of Credit and for acquisitions with Lender’s prior written consent.

2.	Financial information to be furnished either annually, quarterly or monthly.

3.	Financial covenants to be tested as of the end of each fiscal quarter.

4.	Limitations on loans and investments.

5.	Compliance with laws and environmental matters.

6.	Limitations on Borrowing.

7.	Cannot declare or pay any dividends.

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

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND DECEMBER 31, 2001

Note 5	Note Payable

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

Mortgage note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total note was $145,000. The note is payable in the monthly amount of principal and interest of $1,721.18 with and interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009, which is the final payment. The note is secured by a mortgage made by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horicon Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at December 31, 2001 was $120,148.

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

The "Principal Sum: Less the "Remediation Amount" shall be an amount equal to $400,000 (the "Reduced Principal Sum"). The Reduced Principal Sum shall bear interest from the date hereof at the rate of 8.25% per annum. Any portion of the Remediation Amount not utilized in the investigation and remediation of the property shall not begin to accrue interest until such time that (i) a "No Further Action Letter" is obtained from the Department of Environmental Protection and (ii) an outstanding lawsuit concerning the property is resolved through settlement or litigation (subject to no further appeals). All payments on this Note shall be applied first to the payment of interest, with any balance to the payment to reduction of the reduced Principal Sum. Based upon an amendment, dated November 5, 2001, and commencing with interest due December 1, 2001, interest will be paid at the rate of 8.25% on the principal sum of $650,000. Only interest is required to be paid and the principal is due on July 31, 2004 (See Note 10).

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND DECEMBER 31, 2001

Note 7	Income Taxes

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

The differences between the statutory Federal Income Tax and Income Taxes Continuing Operation is accounted for as follows:

	2001
	Amount	Percent of Pretax Income

Statutory Federal Income Tax	$505	15.0%
State Income Tax	195	6.5%

Income Taxes	$700	21.5%

Income Taxes consists of:
Current	$ —
Deferred	700

Total	$700

	2000
	Amount	Percent

Statutory Federal Income Tax	$ (980)	15.0%
State Income Tax	(420)	6.5%

Income Taxes	$(1,400)	21.5%

Income Taxes consist of:
Current	$ —
Deferred	(1,400)

Total	$(1,400)

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENT (Cont’d)

JUNE 30, 2001 AND DECEMBER 31, 2001

Note 7	Income Taxes (cont’d)

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:

	December 31, 2001
	Temporary Difference	Tax Effect

Depreciation	$(177,385)	$(56,476)
Allowance for Doubtful Accounts	209,927	54,695
Gain on Sale of Subsidiary	18,766	4,035
	June 30, 2001
	Temporary Difference	Tax Effect

Depreciation	$(174,389)	$(55,776)
Allowance for Doubtful Accounts	209,927	54,695
Gain on Sale of Subsidiary	18,766	4,035

Able energy, Inc., et al, open years are December 31, 1998, 1999, 2000 and June 30, 2001. The Company has a net operating loss carry forward of approximately $1,360,000. The net operating loss expires between June 30, 2019 and 2021.

These carry forward losses are available to offset future taxable income, if any. The Company’s utilization of this carry forward against future taxable income is subject to the Company having profitable operations or sale of Company assets, which create taxable income. At this time, the Company believes that a full valuation allowance should be provided. The component of the deferred tax asset as of December 31, 2001 is as follows:

Net Operating Loss Carry forward - Tax Effect	$ 462,400
Valuation Allowance
(462,400)

Net Deferred Tax based upon Net
Operating Loss Carry forward	$ -0-

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND DECEMBER 31, 2001

Note 8	Note Receivable - Subsidiary

The Company has a Note Receivable from PriceEnergy.com, Inc. for advances made in the development of the Website, including hardware and software costs. All of PriceEnergy.com, Inc.’s assets are pledged as collateral to Able Energy, Inc. The amount of the note is $1,350,000 dated November 1, 2000 with interest at 8% per annum payable quarterly. Principal payments to begin two years after the date of the Note, November 1, 2002. Interest, in the amount of $54,000 has been accrued for the six months ended December 31, 2001. Unpaid accrued interest due through December 31, 2001 is $126,000. The Note, accrued interest and interest expense have been eliminated in the consolidated financial statements (See Notes 1 and 13).

Note 9	Profit Sharing Plan

Effective January 1, 1997, Able Oil Company established a Qualified Profit Sharing Plan under Internal Revenue Code Section 401-K. The Company matches 25% of qualified employee contributions. The expense was $19,502 (2001) and $13,795 (2000), for the six months ended December 31, respectively.

Note 10	Commitments and Contingencies

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

Able Oil Company is under contract to purchase #2 oil as follows:

Company	Period	Total Gallons	Gallons in 2002	Open Dollar Commitment at 12/31/01

Conectiv Energy	9/1/01 - 8/31/02	504,000	336,000	$ 241,584
Conectiv Energy	10/1/01-3/31/02	1,008,000	588,000	448,266
Amerada Hess	10/1/01-3/31/02	798,000	420,000	327,768

Totals		2,310,000	1,344,000	$1,017,618

Able Oil Company is also under contract with Conectiv Energy to purchase Low Sulfur Diesel Fuel for the period October 2001 through April 2002. The total is 294,000 gallons. 168,000 gallons in the year 2002, and an open purchase commitment of $131,181.

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND DECEMBER 31, 2001

Note 10	Commitments and Contingencies (cont’d)

Able Energy New York, Inc. is under contract to purchase #2 oil from Sprague Energy Corporation during the period October 2001 through March 2002. The total is 252,000 gallons. 126,000 gallons are committed in the year 2002 for a total cost of $100,779.

Able Propane, LLC is under contract with Propane Power Corporation to purchase propane gas for the period November 2001 through February 2002. The total is 168,000 gallons. 84,000 gallons are committed in the year 2002 for a total cost of $53,449.

In accordance with the agreement on the purchase of the property on Route 46, Rockaway, New Jersey by Able Energy Terminal, LLC, the purchaser shall commence after the closing, the investigation and remediation of the property and any hazardous substances emanating from the property in order to obtain a No Further Action letter from the New Jersey Department of Environmental Protection (NJDEP). The purchaser will also pursue recovery of all costs and damages related thereto in the lawsuit by the seller against a former tenant on the purchased property. Purchaser will assume all responsibility and direction for the lawsuit, subject to the sharing of any recoveries from the lawsuit with the seller, 50-50. The seller by reduction of its mortgage will pay costs related to the above up to $250,000 (see Note 6). A tentative settlement has been achieved by the Company with regard to the lawsuit. The settlement provides for a lump sum payment of $397,500 from the defendants to the Company. There is a current agreement not finalized to increase this amount to $450,000. In return, the defendants require a release from the Estate (the Seller) and a release and indemnification from the Company. The defendants will provide a release to Able Energy and the Estate. Pursuant to the original agreement, the Estate receives 50% of the settlement amount, net of attorney fees. This has been amended by an agreement dated November 5, 2001. The entire settlement, net of attorney fees, will be placed in an attorney’s escrow account for payment of all investigation and remediation costs.

The costs of the cleanup pursuant to the Agreement of Sale must be shared equally (50/50) by the seller and purchaser up to Seller’s cap of $250,000. Seller’s contribution to the cleanup is in the form of a reduction to the Note and not by direct payments. In the opinion of management, the Company will not sustain costs in this matter, which will have a material adverse effect on its financial condition.

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND DECEMBER 31, 2001

Note 10	Commitments and Contingencies (cont’d)

PriceEnergy.com, Inc., a subsidiary, has commenced suit against ThinkSpark Corporation on Consulting Services Agreement, dated June 2, 2000. ThinkSpark was to provide services of professional quality performed by knowledgeable staff familiar with the operation of the software and its application and conforming to generally accepted data processing practices. ThinkSpark agreed that it could develop, deliver and install the system to be operational by mid-August 2000. ThinkSpark ceased work in mid-October 2000 and the project was not completed. Price Energy hired another firm, which is completing the project. ThinkSpark admits the original estimate for the project was $266,000.

Price Energy paid ThinkSpark $82,539 and is paying the new firm $75,600 which will complete the work.

ThinkSpark has filed a counterclaim seeking payment of $283,100.62, which is the total amount of bills rendered. There is a liability of $107,861 in accounts payable on the financial statements. This amount represents the original estimate of $266,000, less payments, to ThinkSpark and the new firm hired to complete the project. On January 11, 2002, Price Energy and ThinkSpark agreed to settle their dispute. Price Energy will pay ThinkSpark $30,000 and there will be mutual releases of all claims as well as dismissals of the pending actions in New Jersey and Texas. Counsel is currently discussing the form of the settlement and releases. The liability has been reduced to $30,000.

The Company in the normal course of business has been involved in several suits. Two suits have been settled out of court at agreeable terms, according to management. No suits are currently in litigation, except as noted above.

Note 11	Operating Lease

Able Energy Terminal, LLC, has acquired the following lease on the property it purchased on Route 46 in Rockaway, New Jersey.

The lease with Able Oil Company, a wholly owned subsidiary of Able Energy, Inc., has an expiration date of July 31, 2004. The lease provides for a monthly payment of $1,200 plus a one-cent per gallon through put, as per a monthly rack meter reading.

Estimated future rents are $14,400 per year, plus the one-cent per gallon through put charges per the monthly rack meter readings.

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND DECEMBER 31, 2001

Note 11	Operating Lease (cont’d)

The Company leased 9,800 square feet in the Rockaway Business Centre on Green Pond Road in Rockaway, New Jersey. The facility will be used as a call center and will combine the administrative operations in New Jersey in one facility. The lease has a term of five (5) years from August 1, 2000 through July 31, 2005.

The rent for the first year is $7,145,83 per month and the second through fifth year is $7,431.67 per month, plus 20.5% of the building’s annual operational costs and it’s portion of utilities. The monthly rent, including Common Area Charges, as of October 2000 is $9,084 per month. The lease does not contain any option for renewal. The rent expense was $60,649 for the six months ended December 31, 2001. The estimated future rents are as follows:

Year Ended June 30,

2002	$ 84,000
2003	110,000
2004-2006	230,000

Total	$424,000

The following summarizes the month-to-month operating leases for the other subsidiaries:

Able Oil Melbourne	$500.00, per month
Total rent expense six months, $3,000
Able Energy New York	$500.00, per month
Total rent expense six months, $3,000

Note 12	Franchising

The Company sells franchises permitting the operation of a franchised business specializing in residential and commercial sales of fuel oil, diesel fuel, gasoline, propane and related services. The Company will provide training, advertising and use of Able credit for the purchase of product, among other things, as specified in the Agreement. The franchisee has an option to sell the business back to the Company after two (2) years of operations for a price calculated per the Agreement. The Company signed its first franchise agreement in September 2000. On June 29, 2001, PriceEnergy.Com franchising, LLC, a subsidiary, signed its first franchise agreement. The franchisee will operate a B-franchised business, using the proprietary marks and a license from PriceEnergy.com, Inc. and will establish the presence of the franchisee’s company on the PriceEnergy internet website. The franchisee will have the exclusive territory of Fairfield County, Connecticut as designated in the agreement. The franchisee paid the following amounts in July 2001:

1.	A non-refundable franchise fee of $25,000.

2.	An advertising deposit of $15,000 and a $5,000 escrow deposit.

The non-refundable fee of $25,000 has been recorded as Other Income in the period ended December 31, 2001.

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND DECEMBER 31, 2001

Note 13	Related Party Transactions

$44,690 is due from the major Shareholder/Officer of the Company. This amount is evidenced by a Note bearing interest at a rate of 8_% between the Shareholder and the Company.

The following officers of this Company own stock in the subsidiary, PriceEnergy.com, Inc., which they incorporated in November 1999.

Chief Executive Officer	23.5%
President	3.6%

No capital contributions have been made by these officers (See Notes 1 and 8).

Note 14	Earnings Per Share

The shares used in the computation of the Company’s basic Earnings Per Common Share are as follows:

	December 31, 2001	June 30, 2001

Weighted Average of Common Shares Outstanding	2,000,613	2,000,000
Dilutive Effect of:
Employee Stock Options	—	—
Stock Warrants	—	—

Weighted Average Common Shares Outstanding	2,000,613	2,000,000

The dilutive potential common shares that were antidilutive at December 31, 2001 amounted to 56,841 Shares.

Note 15	Stock Option Plans

The Company has stock option plans under which stock options may be issued to officers, key employees, and non-employee directors to purchase shares of the Company’s authorized but unissued common stock. The Company also has a stock option plan under which stock options may be granted to employees and officers.

Options granted currently expire no later than 3 to 5 years from the grant and have vesting periods from none to 25% at grant and 25% each anniversary.

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND DECEMBER 31, 2001

Note 15	Stock Option Plans (cont’d)

	Number of Shares	Exercise Price	Term

January 6, 2000
Grants	56,000	$5.00	5 years
Exercises	0

December 1, 2000
Grants	48,090	$3.25	3 years
Exercises	1,250

December 21, 2000
Grants	60,000	$1.80	5 years
Exercises	0

Grants	24,000	$2.25	5 years
Exercises	0

Note 16	Stock Warrants

The Company has issued stock warrants as follows:

1.	60,000 Common Stock Purchase Warrants at $4.81 per share, effective August 31, 2000, and expiring August 31, 2005, have been issued to Andrew Alexander Wise & Company in connection with an investment banking advisory agreement with the Company, dated July 1, 2000.

2.	40,000 Common Stock Purchase Warrants at $4.00 per share, effective June 26, 2001 and expiring June 26, 2004, have been issued in connection with a $500,000 Note Payable (See Note 5).

The 40,000 warrants to purchase shares of common stock were outstanding during the fourth quarter of 2001 and were included in the computation of diluted EPS as the warrants’ exercise price was less than the average market price of the common stock, which was $4.16 for the quarter ended December 31, 2001. Due to the Company’s Net Loss, the computation would be antidilutive (See Note 14).

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND DECEMBER 31, 2001

Note 17	Compensated Absences

There has been no liability accrued for compensated absences; as in accordance with Company policy all compensated absences, accrued vacation and sick payment must be used by December 31st.

ABLE ENERGY, INC. AND SUBSIDIARIES

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-QSB concerning the Company’s outlook or future economic performance, anticipated profitability, gross billings, expenses or other financial items, and statements concerning assumption made or exceptions to any future events, conditions, performance or other matter are "forward looking statements," as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors, which would cause actual results to differ materially from those, stated in such statements. Such risks, and uncertainties and factors include, but are not limited to: (i) changes in external competitive market factors or trends in the Company’s results of operation; (ii) unanticipated working capital or other cash requirements and (iii) changes in the Company’s business strategy or an inability to execute its competitive factors that may prevent the Company from competing successfully in the marketplace.

Revenue Recognition

Sales of fuel and heating equipment are recognized at the time of delivery to the customer, and sales of equipment are recognized at the time of installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating equipment service contracts are deferred and amortized into income over the term of the respective service contracts, on a straight-line basis, which generally do not exceed one year.

Results of Operations

Six months ended December 31, 2001, compared to the six months ended December 31, 2000.

The Company reported revenues of $12,568,749 for the six months ended December 31, 2001, a decrease of 20.27% over the prior year’s revenues for the same six-month period. This decrease can be attributed primarily to a decrease in the cost of product (mainly home heating oil) and the resulting lower retail sales price, which was sold by the Company below the price of the prior year.

Gross profit margin, as a percentage of revenues, for the six months ended December 31, 2001, increased to 16.90% from 13.24%. For the quarter ended December 31, 2001 the Gross Profit increased to 21.60% from 15.00%. The increase in margin is primarily a result of the Company’s new policy to maximize margins on the products it sells and to hold a minimum margin.

Selling, General and Administrative expenses decreased by $184,541, or 6.71%, from $2,751,279 for the six months ended December 31, 2000 to $2,566,738 for the six months ended December 31, 2001. This decrease was achieved even with the operations of a new subsidiary, Price Energy.Com that began operations in October 2000, having salaries, advertising and computer consulting costs of approximately $143,000 for the three months ended September 30, 2001. The lower costs resulted from a decrease in repairs and consulting fees.

Operating loss for the six months ended December 31, 2001 was $1,010,388, a decrease of 6.57% over the Company’s operating loss of $1,081,472 for the six months ended December 31, 2000. The Operating Loss for the quarter ended December 31, 2001 decreased to $44,867 from $381,231 for the quarter ended December 31, 2000. This decreased operating loss was directly attributable to the lower SG & Aexpenses and sales at higher margins in the quarter ended December 31, 2001.

Net loss for the six months ended December 31, 2001 increased by $126,069, or 14.15%, to $1,017,305 as compared to the same period for the previous year loss of $891,236. This net loss was the result of a new subsidiary, Price Energy with a six-month loss of $504,929 and three months ended September loss of $276,716. The subsidiary began operations in October 2000. Other causes for the net loss were warmer summer weather and a lower gross margin in the quarters ended September 2001 and decrease of interest income. The Company had a profit of $161,918 for the three months ended December 31, 2001 without its subsidiary, PriceEnergy.com, Inc.

Operational Efficiency

The Company believes that it can significantly increase utilization of existing personnel and equipment, thereby reducing expenses and increasing profitability, within its current business configuration.

In September of 2001, the Company implemented a new margin management policy and system designed to increase profitability without sacrificing customer appeal. The Company believes that there is value to the products and services that it provides to its consumers in varying levels based upon the specific needs of the consumer and the products provided. Within the new margin matrix that the Company has implemented, product pricing will be in line with the level of service and specific product packages provided to the consumer. For those consumers requiring more in depth or full-service prices will be reflected appropriately for those services provided. The Company has begun to realize positive results of its new margin management in this quarter.

This is evidenced by an increase in gross profit from 15% to 21.6% for the months of October through December 2001 vs. 2000. The Company believes that this trend of increasing gross profit will continue through the remaining two quarters.

Recently Implemented Technological Procedures

The Company has established goals, which will be accomplished through the implementation of some modern technologies that are currently being installed into the Company’s existing infrastructure.

The Company believes, in the current down economy, that it can significantly increase its ability to provide superior customer service from its Rockaway Call Center while at the same time operating its administration more efficiently through the use of Customer Relationship Management software. By utilizing existing telephony hardware and in-house management, the Company’s call center environment will be provided with the ability to respond to changing call patterns, both higher and lower, without the expense of overstaffing to meet unrealized needs. Full implementation and integration of this software will be completed by the end of the third quarter.

The Company’s full implementation of the previously announced Automated Dispatch Technology is 75% complete as of quarter ending December 31, 2001. This technology will enable the organization to increase the efficiency, productivity, and profitability of its equipment service and fuel delivery dispatch systems. Within the home heating equipment service environment, this technology is providing management with the ability to communicate with service technicians instantaneously via wireless CDPD technology to perform billing functions at the customer’s location and receive and input payment information remotely. In addition, management will be aware of the status of every on-duty worker and provide real time reporting for stand-by, enroute, and service work time thus maximizing scheduling opportunities and eliminating service technician down time. Vehicles will be equipped with GPS to track the ongoing location, ground speed, and vehicle movement history for both service and delivery personnel. It is expected that the Company will have full implementation of this technology on all of its service vehicles by the quarter ending March 31, 2002.

Liquidity and Capital Resources

For the six-month period ended December 31, 2001, compared to the six months ended December 31, 2000, the Company’s cash position decreased by $335,009 from $607,487 to $272,478. For the year ended June 30, 2001, cash was generated through operations, collections of customer advance payments, and increase loan from an outside individual. The primary reason for reduction in cash was a loan and investment in PriceEnergy.com, Inc. During the six months ended December 31, 2001, cash was generated through collection of customer advance payments and a new credit facility with Fleet Bank.

The Company has entered into an agreement with Fleet National Bank. The bank has granted the Company a credit facility of $1,500,000. This will enable the Company to continue to grow while strengthening its infrastructures. The Company has entered into an agreement with PricewaterhouseCoopers Securities, LLC to assist the Company in raising debt or equity funds up to $15 million.

Seasonality

The Company’s operations are subject to seasonal fluctuations, with a majority of the Company’s business occurring in the late fall and winter months. Approximately 70% of the Company’s revenues are earned and received from October through March, most of such revenues are derived from the sale of home heating products including propane gas and home heating oil. The warmer weather in the quarter ended December 31, 2001 reduced the sale of heating oil by approximately 14.3%. The heating season, September through December, resulted in a 32% decrease in degree-days, comparing the period in the years 2001 and 2000. The Company still continued to grow its customer base in the period ended December 31, 2001. The seasonality of the Company’s business is offset, in part, by an increase in revenues from the sale of HVAC products and services, diesel and gasoline fuels during the spring and summer months, due to the increased use of automobiles and construction apparatus.

From May through September, Able Oil can experience considerable reduction of retail heating oil sales. Similarly, Able Propane can experience up to 80% decrease in heating related propane sales during the months of April to September, this is offset somewhat by increased sales of propane gas used for pool heating and fuel for outdoor cooking equipment.

Over 90% of Able Melbourne’s revenues are derived from the sale of diesel fuel for construction vehicles, and commercial and recreational sea-going vessels during Florida’s fishing season, which begins in April and ends in November. Only a small percentage of Able Melbourne’s revenues are derived from the sale of home heating fuel. Most of these sales occur from December through March, Florida’s cooler months.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the six months ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2002	ABLE ENERGY, INC. By: /s/ Christopher Westad —————————————— Christopher Westad President