Form 10QSB
period 2002-03-31
ABLE ENERGY INC
filed 2002-05-14
CIK 1065728

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

     As of May 7, 2002, 2,001,250 shares, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION	PAGE

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets as of June 30, 2001 and March 31, 2002	3 - 4

Consolidated Statements of Operations for the three and nine months ended
March 31, 2002 and March 31, 2001	5

Consolidated Statement of Stockholders’ Equity nine months ended
March 31, 2002	6

Consolidated Statements of Cash Flow for the nine months ended
March 31, 2002 and 2001	7 - 8

Notes to Unaudited Financial Statements	9 - 26

ABLE ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET ASSETS

	March 31, 2002 (Unaudited)	June 30, 2001 (Audited)

Current Assets:
Cash	$ 371,166	$ 999,018
Restricted Cash	—	490,000
Accounts Receivable (Less Allowance for Doubtful
Accounts of ($209,927) at March 31, 2002 and June 30, 2001	2,130,526	1,819,856
Inventory	557,730	367,326
Notes Receivable - Current Portion	34,196	26,865
Miscellaneous Receivable	56,417	38,633
Prepaid Expense	162,798	111,564
Prepaid Expense - Income Taxes	2,733	83,904
Deferred Income Tax	58,730	58,730
Due From Officer	44,690	44,690

Total Current Assets	3,418,986	4,040,586

Property and Equipment:
Land	451,925	451,925
Building	1,096,046	1,085,950
Trucks	2,952,918	2,604,147
Fuel Tanks	1,190,088	1,100,588
Machinery and Equipment	514,590	490,325
Leasehold Improvements	557,275	497,865
Cylinders	656,317	507,394
Office Furniture and Equipment	186,253	183,625
Website Development Costs	2,200,511	2,264,141

	9,805,923	9,185,960
Less: Accumulated Depreciation and Amortization	3,171,155	2,344,458

Net Property and Equipment	6,634,768	6,841,502

Other Assets:
Deposits	116,112	101,283
Notes Receivable - Less Current Portion	211,481	231,102
Customer List, Less Accumulated Amortization of ($188,122)
March 31, 2002 and ($188,122) June 30, 2001	422,728	422,728
Covenant Not to Compete, Less Accumulated Amortization of
($235,234) March 31, 2002 and ($210,193) June 30, 2001	48,333	73,374
Development Costs - Franchising, Less Accumulated Amortization
of ($6,893) March 31, 2002 and ($0.00) June 30, 2001	39,062	45,955

Total Other Assets	837,716	874,442

Total Assets	$10,891,470	$11,756,530

See Accompanying Notes 3

ABLE ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (Cont’d) LIABILITIES & STOCKHOLDERS’ EQUITY

	March 31, 2002 (Unaudited)	June 30, 2001 (Audited)

Current Liabilities:
Accounts Payable	$ 1,431,404	$ 1,655,487
Note Payable - Bank	1,370,000	449,720
Note Payable - Other	500,000	500,000
Current Portion of Long-Term Debt	614,244	525,882
Accrued Expenses	259,700	456,965
Accrued Taxes	20,215	28,174
Customer Pre-Purchase Payments	585,897	1,324,249
Customer Credit Balances	284,821	223,720
Escrow Deposits	10,000	5,000

Total Current Liabilities	5,076,281	5,169,197

Deferred Income	79,679	79,679
Deferred Income Taxes	52,891	55,776
Long Term Debt: Less Current Portion	1,516,457	1,692,946

Total Liabilities	6,725,308	6,997,598

Stockholders’ Equity:
Preferred Stock
Authorized 10,000,000 Shares Par Value $.001 per share
Issued - None	—	—
Common Stock
Authorized 10,000,000 Par Value $.001 per share Issued
and Outstanding 2,001,250 Shares March 31, 2002,
2,000,000 Shares June 30, 2001	2,002	2,000
Paid in Surplus	5,666,836	5,662,775
Retained Earnings (Deficit)	(1,502,676)	(905,843)

Total Stockholders’ Equity	4,166,162	4,758,932

Total Liabilities and Stockholders’ Equity	$10,891,470	$11,756,530

See Accompanying Notes 4

ABLE ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001

Net Sales	$8,800,243	$12,638,261	$21,368,992	$28,402,037

Cost of Sales	6,688,842	10,473,002	17,133,434	24,149,167

Gross Profit	2,111,401	2,165,259	4,235,558	4,252,870

Expenses
Selling, General and Administrative Expenses	1,367,605	1,694,552	3,934,343	4,445,831
Depreciation and Amortization Expense	290,824	288,585	858,631	706,389

Total Expenses	1,658,429	1,983,137	4,792,974	5,152,220

Income (Loss) From Operations	452,972	182,122	(557,416)	(899,350)

Other Income (Expenses):
Interest and Other Income	45,446	64,611	171,225	362,387
Interest Expense	(81,531)	(70,046)	(213,527)	(176,036)

Total Other Income (Expenses)	(36,085)	(5,435)	(42,302)	186,351

Income (Loss) Before Provision for Income Taxes	416,887	176,687	(599,718)	(712,999)

Provision (Reduction) for Income Taxes	(3,585)	(700)	(2,885)	850

Net Income (Loss)	$ 420,472	$ 177,387	$ (596,833)	$ (713,849)

Basic Income (Loss) Per Common Share	$ .21	$ .089	$ (.30)	$ (.36)

Diluted Income (Loss) Per Common Share	$ .20	$ .088	$ (.30)	$ (.36)

Weighted Average Number of Common Shares
Outstanding - Used in Basic	2,000,921	2,000,000	2,000,921	2,000,000

Weighted Average Number of Common Shares
Outstanding - Used in Diluted	2,055,812	2,015,130	2,000,921	2,000,000

See Accompanying Notes 5

ABLE ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY NINE MONTHS ENDED MARCH 31, 2002 UNAUDITED

		Common Stock .001 Par Value
	Shares	Amount	Additional Paid-in Surplus	Retained Earnings	Total Stockholders’ Equity

Balance - July 1, 2001	2,000,000	$2,000	$5,662,775	$ (905,843)	$4,758,932

Shares Issued	1,250	2	4,061		4,063
Net Loss				(596,833)	(596,833)

Balance - March 31, 2002	2,001,250	$2,002	$5,666,836	$(1,502,676)	$4,166,162

See Accompanying Notes 6

ABLE ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)

	NINE MONTHS ENDED MARCH 31, UNAUDITED

	2002	2001

Cash Flow From Operating Activities
Net (Loss) - Continuing Operations	$ (596,833)	$ (713,849)
Adjustments to Reconcile Net Income to Net Cash
used by Operating Activities:
Depreciation and Amortization	858,631	706,389
Gain on Disposal of Equipment	—	(35,434)
(Increase) Decrease in:
Accounts Receivable	(310,670)	6,125
Inventory	(190,404)	(160,282)
Prepaid Expenses	29,937	(78,350)
Deposits	—	(42,850)
Deferred Income Tax - Asset	—	2,950
Increase (Decrease) in:
Accounts Payable	(224,083)	19,885
Accrued Expenses	(205,224)	108,563
Customer Advance Payments	(738,352)	147,835
Customer Credit Balance	61,101	—
Deferred Income Taxes	(2,885)	(2,100)
Escrow Deposits	5,000	(10,000)
Deferred Income	—	(27,729)

Net Cash (Used) Provided by Operating Activities	(1,313,782)	(78,847)

Cash Flow From Investing Activities
Purchase of Property and Equipment	(683,592)	(1,164,902)
Web Site Development Costs	63,629	(1,163,049)
Increase in Deposits	(14,829)	(16,623)
Sale of Equipment	—	46,439
Notes Receivable - Sale of Equipment	—	(94,500)
Payment on Notes Receivable - Sale of Equipment	11,646	36,353
Note Receivable - Montgomery	644	(11,293)
Other Receivables	(17,784)	11,483

Net Cash (Used) Provided By Investing Activities	$ (640,286)	$(2,356,092)

See Accompanying Notes 7

ABLE ENERGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOW (CONT’D) (UNAUDITED)

	NINE MONTHS ENDED MARCH 31, UNAUDITED

	2002	2001

Cash Flow From Financing Activities
Increase in Notes Payable - Bank	$ 1,370,000	$ 418,557
(Decrease) in Notes Payable - Bank	(449,720)	—
Decrease in Long-Term Debt	(496,872)	(659,636)
Increase in Long-Term Debt	408,745	959,203
Decrease Escrow Deposit Payable	—	(20,000)
Sale of Common Stock	4,063	—

Net Cash (Used) Provided By Financing Activities	836,216	698,124

Net (Decrease) Increase In Cash	(1,117,852)	(1,736,815)
Cash - Beginning of Year	1,489,018	2,266,980

Cash - End of Year	$ 371,166	$ 530,165

The Company had Interest Cash Expenditures of:	$ 208,275	$ 170,286
The Company had Tax Cash Expenditures of:	$ 10,200	$ 17,900

See Accompanying Notes 8

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001 AND MARCH 31, 2002

Note 1	Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

Change of Fiscal Year End:

The board of Directors have elected to change the Company and Subsidiaries’ year end from December 31, to June 30, to more clearly reflect the natural business year end when the business activities have reached the lowest point in their annual cycle. The initial year of the change was the six month short period year end, January 1, 2001 to June 30, 2001.

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

Minority Interest

The minority interest in PriceEnergy.Com, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, the losses have been charged against the Company, the majority owner. The loss for nine months ended March 31, 2002 is $783,509, (See Notes 8 and 13).

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

JUNE 30, 2001 AND MARCH 31, 2002

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided by using the straight-line method based upon the estimated useful lives of the assets (5 to 40 years). Depreciation expense for the nine months ended March 31, 2002 and 2001 amounted to $826,697 and $437,404, respectively.

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

JUNE 30, 2001 AND MARCH 31, 2002

Note 1	Summary of Significant Accounting Policies (cont’d)

Web Site Development Costs

Costs of $2,200,511 incurred in the developmental stage for computer hardware and software have been capitalized in accordance with accounting pronouncement SOP98-1. The costs are included in Property and Equipment and will be amortized on a straight line basis during the estimated useful life, 5 years. Operations commenced in October 2000. Amortization for the nine months ended March 31, 2002 and 2001 amounted to $326,152 and $205,405, respectively.

Intangible Assets

Intangibles are stated at cost and amortized as follows:

Customer Lists of $571,000 and Covenant Not To Compete of $183,567 related to the Connell’s Fuel Oil Company acquisition on October 28, 1996, by Able Oil Company are being amortized over a straight-line period of 15 and 5 years, respectively. The current period amortization also includes a customer list of $39,850 and Covenant Not To Compete of $100,000 relating to the acquisition from B & B Fuels on August 27, 1999, is being amortized over a straight-line period of 10 and 5 years, respectively. The amortization for the nine months ended March 31, 2002 and 2001 are $25,041 and $63,580, respectively. The covenant Not To Compete with Connell’s Fuel Oil Company ended in October 2001, and was fully amortized.

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

JUNE 30, 2001 AND MARCH 31, 2002

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

Financial instruments which potentially subject the Company to concentrations of credit risk consists of checking and savings accounts with several financial institutions in excess of insured limits. The excess above insured limits is approximately $116,493. The Company does not anticipate non-performance by the financial institutions.

Cash

For the purpose of the statement of cash flows, cash is defined as balances held in corporate checking accounts and money market accounts.

Advertising Expense

Advertising costs are expensed at the time the advertisement appears in various publications and other media. The expense was $343,342 and $441,159 for the nine months ended March 31, 2002 and 2001, respectively.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND MARCH 31, 2002

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

JUNE 30, 2001 AND MARCH 31, 2002

Note 1	Summary of Significant Accounting Policies (cont’d)

Recent Accounting Pronouncements (cont’d)

The Company has reviewed the provisions of these Statements. It is management’s assessment that customer lists impairment will not result upon adoption. As of June 30, 2001, the Company has net unamortized customer lists of $422,728. Amortization expense of the customer list was $20,125 for the six month short year ended June 30, 2001 and $42,052 for the full year ended December 31, 2000.

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

Maturities of the Note Receivable are as follows:

For the 12 Months Ending March 31,	Principal Amount
2003	$ 8,087
2004	10,112
2005	11,115
2006	12,219
2007	13,432
Balance	114,391

Total	$169,356

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND MARCH 31, 2002

Note 2	Notes Receivable (cont’d)

B.	Able Oil Company has three (3) Notes Receivable for the sale of oil delivery trucks to independent drivers who also deliver oil for the Company. The Notes bear interest at the rate of 12% per annum. Two notes began December 1998 and one began February 1999. The Notes are payable eight (8) months per year September through April, the oil delivery season.

Maturities of these Notes Receivable are as follows:

For the 12 Months Ended March 31,	Principal Amount
2003	$26,109
2004	17,933
2005	16,039
2006	6,948
2007	7,524
Balance	1,768

Total	$76,321

Note 3	Inventories

Items	March 31, 2002	June 30, 2001

Heating Oil	$263,736	$134,229
Diesel Fuel	26,526	40,770
Kerosene	7,806	8,013
Propane	10,797	14,287
Parts, Supplies and Equipment	248,865	170,027

Total	$557,730	$367,326

Note 4	Notes Payable - Bank

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

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND MARCH 31, 2002

Note 4	Notes Payable - Bank (cont’d)

The Letters of Credit will have an annual fee of 1.25% of the face value of each Letter of Credit. The applicable interest rate on the revolving credit advances will be the bank’s prime rate or Libor interest rate, plus 2.75%. Interest is to be paid on the amount advanced on the last day of each month.

As security for the performance of this Agreement, the other Loan Documents and the payment of the Liabilities, each Borrower and Guarantor grants, pledges and assigns to Lender a security interest in all assets of such Borrower or Guarantor, whether now owned or hereafter acquired including, without limitation, (a) all Accounts, Goods, Chattel Paper, Equipment, Documents, Deposits, Instruments, General Intangibles and Payment Intangibles (including, but not limited to, any and all interests in trademarks, service marks, patents, licenses, permits, and copyrights), (b) all inventory of Borrowers, if any, held by any Borrowers for sale or lease or to be furnished under contracts of service, (c) all Books and Records, (d) any Account maintained by any Borrower with Lender and all cash held therein, and (e) all proceeds and products of the foregoing, including casualty insurance thereon (collectively, the “Collateral”).

The Agreement provides for covenants as follows:

A.	Use of proceeds only for Working Capital, Letters of Credit and for acquisitions with Lender’s prior written consent.

B.	Financial information to be furnished either annually, quarterly or monthly.

C.	Financial covenants to be tested as of the end of each fiscal quarter.

D.	Limitations on loans and investments.

E.	Compliance with laws and environmental matters.

F.	Limitations on Borrowing.

G.	Can not declare or pay any dividends.

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

JUNE 30, 2001 AND MARCH 31, 2002

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

Mortgage note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total note was $145,000. The note is payable in the monthly amount of principal and interest of $1,721.18 with and interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009 which is the final payment. The note is secured by a mortgage made by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horicon Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at March 31, 2002 was $117,219.

Mortgage note payable dated, August 31, 1999, related to the purchase of the facility and equipment in Rockaway, New Jersey by Able Energy Terminal, LLC (“Terminal”). The note is in the amount of $650,000.

Pursuant to Section 4.4 of the Agreement of Sale to purchase the Terminal, the Principal Sum of the $650,000 Note shall be reduced by an amount equal to one-half of all sums expended by Borrower on the investigation and remediation of the property provided, however, that the amount of said reduction shall not exceed $250,000 (the “Remediation Amount”).

The “Principal Sum: Less the “Remediation Amount” shall be an amount equal to $400,000 (the “Reduced Principal Sum”). The Reduced Principal Sum shall bear interest from the date hereof at the rate of 8.25% per annum. Any portion of the Remediation Amount not utilized in the investigation and remediation of the property shall not begin to accrue interest until such time that (i) a “No Further Action Letter” is obtained from the Department of Environmental Protection and (ii) an outstanding lawsuit concerning the property is resolved through settlement or litigation (subject to no further appeals). All payments on this Note shall be applied first to the payment of interest, with any balance to the payment to reduction of the reduced Principal Sum. Based upon an amendment, dated November 5, 2001, and commencing with interest due December 1, 2001, interest will be paid at the rate of 8.25% on the principal sum of $650,000. Only interest is required to be paid and the principal is due on July 31, 2004 (See Note 10).

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND MARCH 31, 2002

Note 7	Income Taxes

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

The differences between the statutory Federal Income Tax and Income Taxes Continuing Operation is accounted for as follows:

	2002

	Amount	Percent of Pretax Income

Statutory Federal Income Tax	$(2,020)	15.0%
State Income Tax	(865)	6.5%

Income Taxes	$(2,885)	21.5%

Income Taxes consists of:
Current	$ —
Deferred	(2,885)

Total	$(2,885)

	2001

	Amount	Percent

Statutory Federal Income Tax	$595	15.0%
State Income Tax	255	6.5%

Income Taxes	$850	21.5%

Income Taxes consist of:
Current	$ —
Deferred	850

Total	$850

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENT (Cont’d)

JUNE 30, 2001 AND MARCH 31, 2002

Note 7	Income Taxes (cont’d)

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:

	March 31, 2002

	Temporary Difference	Tax Effect

Depreciation and Amortization	$160,923	$52,891
Allowance for Doubtful Accounts	209,927	54,695
Gain on Sale of Subsidiary	18,766	4,035

	June 30, 2001

	Temporary Difference	Tax Effect

Depreciation	$(174,389)	$(55,776)
Allowance for Doubtful Accounts	209,927	54,695
Gain on Sale of Subsidiary	18,766	4,035

Able Energy, Inc., et al, open years are December 31, 1998, 1999, 2000 and June 30, 2001. The Company has a net operating loss carryforward of approximately $1,360,000. The net operating loss expires between June 30, 2019 and 2021.

These carryforward losses are available to offset future taxable income, if any. The Company’s utilization of this carryforward against future taxable income is subject to the Company having profitable operations or sale of Company assets which create taxable income. At this time, the Company believes that a full valuation allowance should be provided. The component of the deferred tax asset as of March 31, 2002 are as follows:

Net Operating Loss Carryforward - Tax Effect	$ 462,400
Valuation Allowance	(462,400)

Net Deferred Tax based upon Net
Operating Loss Carryforward	$ -0-

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND MARCH 31, 2002

Note 8	Note Receivable - Subsidiary

The Company has a Note Receivable from PriceEnergy.Com, Inc. for advances made in the development of the Website, including hardware and software costs. All of PriceEnergy.Com, Inc.’s assets are pledged as collateral to Able Energy, Inc. The amount of the note is $1,350,000 dated November 1, 2000 with interest at 8% per annum payable quarterly. Principal payments to begin two years after the date of the Note, November 1, 2002. Interest, in the amount of $81,000 has been accrued for the nine months ended March 31, 2002. Unpaid accrued interest due through March 31, 2002 is $153,000. The Note, accrued interest and interest expense have been eliminated in the consolidated financial statements (See Notes 1 and 13). Able Oil Company has an accounts receivable for sale of heating oil from PriceEnergy.Com, Inc. of $1,187,330 which has been eliminated in consolidation against the accounts payable on PriceEnergy.Com, Inc.

Note 9	Profit Sharing Plan

Effective January 1, 1997, Able Oil Company established a Qualified Profit Sharing Plan under Internal Revenue Code Section 401(K). The Company matches 25% of qualified employee contributions. The expense was $23,331 (2002) and $19,822 (2001), for the nine months ended March 31, respectively.

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

Able Oil Company is under contract to purchase #2 oil as follows:

Company	Period	Total Gallons	Gallons Open Commitment at 3/31/02	Open Dollar Commitment at 3/31/02

Conectiv Energy	9/1/01 - 8/31/02	504,000	168,000	$120,792

Able Oil Company is also under contract with Conectiv Energy to purchase Low Sulfur Diesel Fuel for the period October 2001 through April 2002. The total is 294,000 gallons. 168,000 gallons in the year 2002, and an open purchase commitment of 42,000 gallons, $32,760 at March 31, 2002.

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND MARCH 31, 2002

Note 10	Commitments and Contingencies (cont’d)

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

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND MARCH 31, 2002

Note 10	Commitments and Contingencies (cont’d)

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

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND MARCH 31, 2002

Note 11	Operating Lease (cont’d)

The rent for the first year is $7,145.83 per month and the second through fifth year is $7,431.67 per month, plus 20.5% of the building’s annual operational costs and it’s portion of utilities. The monthly rent, including Common Area Charges, as of October 2000 is $9,084 per month. The lease does not contain any option for renewal. The rent expense was $90,046 for the nine months ended March 31, 2002. The estimated future rents are as follows:

Year Ended June 30,
2002	$ 27,000
2003	110,000
2004-2006	230,000

Total	$367,000

The following summarizes the month to month operating leases for the other subsidiaries:

Able Oil Melbourne	$500.00, per month
Total rent expense nine months, $4,500
Able Energy New York	$500.00, per month
Total rent expense nine months, $4,500

Note 12	Franchising

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

The non-refundable fee of $25,000 has been recorded as Other Income in the period ended March 31, 2002.

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND MARCH 31, 2002

Note 13	Related Party Transactions

$44,690 is due from the major Shareholder/Officer of the Company. This amount is evidenced by a Note bearing interest at a rate of 8½% between the Shareholder and the Company.

The following officers of this Company own stock in the subsidiary, PriceEnergy.Com, Inc., which they incorporated in November 1999.

Chief Executive Officer	23.5%
President	3.6%

No capital contributions have been made by these officers (See Notes 1 and 8).

Note 14	Earnings Per Share

The shares used in the computation of the Company’s basic Earnings Per Common Share are as follows:

	December 31, 2001	June 30, 2001

Weighted Average of Common Shares Outstanding	2,000,921	2,000,000
Dilutive Effect of:
Employee Stock Options	—	—
Stock Warrants	—	—

Weighted Average Common Shares Outstanding	2,000,921	2,000,000

The dilutive potential common shares that were antidilutive at March 31, 2002 amounted to 54,891 Shares.

Note 15	Stock Option Plans

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

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND MARCH 31, 2002

Note 15	Stock Option Plans (cont’d)

		Outstanding Options

	Number of Shares	Exercise Price	Term

January 6, 2000
Grants	56,000	$5.00	5 years
Exercises	0

December 1, 2000
Grants	48,090	$3.25	3 years
Exercises	1,250

December 21, 2000
Grants	60,000	$1.80	5 years
Exercises	0

Grants	24,000	$2.25	5 years
Exercises	0

Note 16	Stock Warrants

The Company has issued stock warrants as follows:

1.	60,000 Common Stock Purchase Warrants at $4.81 per share, effective August 31, 2000, and expiring August 31, 2005, have been issued to Andrew Alexander Wise & Company in connection with an investment banking advisory agreement with the Company, dated July 1, 2000.

2.	40,000 Common Stock Purchase Warrants at $4.00 per share, effective June 26, 2001 and expiring June 26, 2004, have been issued in connection with a $500,000 Note Payable (See Note 5).

The 40,000 warrants to purchase shares of common stock were outstanding during the first quarter of 2002 and were included in the computation of diluted EPS as the warrants’ exercise price was less than the average market price of the common stock, which was $4.09 for the quarter ended March 31, 2002. Due to the Company’s Net Loss, the computation would be antidilutive (See Note 14).

ABLE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont’d)

JUNE 30, 2001 AND MARCH 31, 2002

Note 17	Compensated Absences

There has been no liability accrued for compensated absences; as in accordance with Company policy all compensated absences, accrued vacation and sick payment must be used by December 31st. At March 31, 2002, any amount for accrual of the above is not material and has not been computed.

ABLE ENERGY, INC. AND SUBSIDIARIES

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-QSB concerning the Company’s outlook or future economic performance, anticipated profitability, gross billings, expenses or other financial items, and statements concerning assumption made or exceptions to any future events, conditions, performance or other matter are “forward looking statements,” as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors that would cause actual results to differ materially from those stated in such statements. Such risks, and uncertainties and factors include, but are not limited to: (i) changes in external competitive market factors or trends in the Company’s results of operation; (ii) unanticipated working capital or other cash requirements and (iii) changes in the Company’s business strategy or an inability to execute its competitive factors that may prevent the Company from competing successfully in the marketplace.

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

Results of Operations

Nine months ended March 31, 2002, compared to the nine months ended March 31, 2001.

The Company reported revenues of $21,368,992 for the nine months ended March 31, 2002, a decrease of 24.76% over the prior year’s revenues for the same nine-month period. This decrease can be attributed primarily to a decrease in the cost of product (mainly home heating oil) and the resulting lower retail sales price, which was sold by the Company below the price of the prior year, and the abnormally warm weather in the winter of 2002.

Gross profit margin, as a percentage of revenues, for the nine months ended March 31, 2002, increased to 19.82% from 14.97%. For the quarter ended March 31, 2002 the Gross Profit increased to 23.99% from 17.13%. The increase in margin is primarily a result of the Company’s new margin management policy. This program, which was introduced in September of 2001, is designed to maximize margins, by product segment, on each of the products and services that it markets to the consumer. This program is designed to promote product pricing that is in line with the specific type of service provided.

Selling, General and Administrative expenses decreased by $511,488, or 11.50%, from $4,445,831 for the nine months ended March 31, 2001 to $3,934,343 for the nine months ended March 31, 2002. The lower costs resulted from a decrease in payroll, repairs, consulting fees, and advertising. The overall decrease in SG&A was achieved even with the operations of a new subsidiary, PriceEnergy.com, included in the results of this year but not last year as PriceEnergy.com began its operations in October of 2000. PriceEnergy had salaries, advertising, and computer consulting costs of approximately $143,000 for the three months ended September 30, 2001.

Operating loss for the nine months ended March 31, 2002 was $557,416, a decrease of 38.02% over the Company’s operating loss of $899,350 for the nine months ended March 31, 2001. The Operating Income for the quarter ended March 31, 2002 increased to $452,972 from $182,122 for the quarter ended March 31, 2001. This increased operating income for the quarter ended March 31, 2002 and the decreased loss for the nine months ended March 31, 2002 was directly attributable to the lower SG&A expenses and sales at higher margins.

The Company had a profit of $695,467 for the three months ended March 31, 2002 without its subsidiary, PriceEnergy.com. Total Company results for the nine months ended March 31, 2002 was a period to period decrease of $117,016, or 16.39%, to $596,833 as compared to the loss during the same period the previous year of $713,849. This net loss was the result of a new subsidiary, Price Energy which had a nine-month loss of $783,509 and a three month loss for the quarter ended March 31, 2002 of $278,580. The subsidiary began operations in October 2000. Other causes that reduced income included warmer weather. The entire Northeast, which includes the Company’s main area of operations, experienced the warmest Winter season in 125 years which also significantly reduced income during the most recent quarter and first nine months of this fiscal year. In addition, interest income decreased and the Company’s gross margin was lower during the quarter ended September 30th 2001, prior to full implementation of the new margin management program.

Operational Efficiency

The Company believes that it can continue to significantly increase the utilization of existing personnel and equipment, thereby reducing expenses and increasing profitability, within its current business configuration.

In September of 2001, the Company implemented a new margin management program which is a policy and system that was designed to increase profitability without sacrificing customer appeal. The Company believes that there is value to the products and services that it provides to its consumers in varying levels based upon the specific needs of the consumer and the products provided. Within the new margin matrix that the Company has implemented, product pricing has been put into line with the level of service and specific product packages provided to the consumer. For those consumers requiring more in depth or full-service, prices have been adjusted appropriately to match the level of the services provided. This new margin management program has already begun to yield positive results for the Company as evidenced by the 6.9% and 4.9% increase in Gross Profit for the 3rd quarter and nine month period, respectively.

This is also evidenced by an increase in gross profit from 15% to 21.6% for the months of October through December 2001 vs. 2000 and 17.13% to 23.99% in the period January through March 2002 vs. 2001. The Company believes that this trend of increasing gross profit will continue through the quarter and year ending June 30, 2002.

Recently Implemented Technological Procedures

The Company has established goals, which will be accomplished through the implementation of some modern technologies that are currently being installed into the Company’s existing infrastructure.

The Company believes, in the current down economy, that it can significantly increase its ability to provide superior customer service from its Rockaway Call Center while at the same time operating its administration more efficiently through the use of newly installed Customer Relationship Management software. By utilizing existing telephony hardware and in-house management, the Company’s call center environment will be provided with the ability to respond to changing call patterns, both higher and lower, without the expense of clerical over-staffing to meet unrealized needs. Full implementation and integration of this software has now been completed.

The Company’s full implementation of the previously announced Automated Dispatch Technology is 75% complete as of quarter ending March 31, 2002. This technology will enable the organization to increase the efficiency, productivity, and profitability of its equipment service and fuel delivery dispatch systems.

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

Liquidity and Capital Resources

For the nine-month period ended March 31, 2002, compared to the nine months ended March 31, 2001, the Company’s cash position decreased by $158,999 from $530,165 to $371,166. For the year ended June 30, 2001, cash was generated through operations, collections of customer advance payments, and increase loan from an outside individual. The primary reason for reduction in cash was a loan and investment in PriceEnergy.com, Inc.

During the nine months ended March 31, 2002, cash was generated through collection of customer advance payments and a new credit facility with Fleet Bank.

The Company has entered into an agreement with Fleet National Bank. The bank has granted the Company a credit facility of $1,500,000. This will enable the Company to continue to grow while strengthening its infrastructures. The Company has entered into an agreement with PricewaterhouseCoopers Securities, LLC to assist the Company in raising debt or equity funds up to $15 million.

Seasonality

The Company’s operations are subject to seasonal fluctuations, with a majority of the Company’s business occurring in the late fall and winter months. Approximately 70% of the Company’s revenues are earned and received from October through March, most of such revenues are derived from the sale of home heating products including propane gas and home heating oil. The warmer weather in the six months ended March 31, 2002 reduced the sale of heating oil by approximately 14.3%. The heating season, September through March, resulted in a 32% decrease in degree-days, comparing the period in the years 2001 and 2000. The Company still continued to grow its customer base in the period ended March 31, 2002. The seasonality of the Company’s business is offset, in part, by an increase in revenues from the sale of HVAC products and services, diesel and gasoline fuels during the spring and summer months, due to the increased use of automobiles and construction apparatus.

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

(a) Exhibits

None.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the nine months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002	ABLE ENERGY, INC. By: /s/ Christopher Westad —————————————— Christopher Westad President