Form 10KSB
period 2002-06-30
ABLE ENERGY INC
filed 2002-09-24
CIK 1065728

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
    (Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year ended   June 30, 2002
                          ----------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                                ---------------------    ----------------------

                        Commission file number: 333-59109

                                ABLE ENERGY, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               22-3520840
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                               identification No.)

     198 GREENPOND ROAD
         ROCKAWAY, NJ                                                      07866
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code: (973) 625-1012

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of class)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     The Issuer's Revenues for the Most Recent Fiscal Year, June 30, 2002, was $26,723,482.

     The aggregate market of the voting stock held by non-affiliates of the registrant was approximately $4,395,488 as of the close of business on September 16, 2002.

     The number of shares of Common Stock, $.001 par value, issued and outstanding as of September 16, 2002 was 2,013,250.

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

      In August 1999, the company formed a wholly-owned subsidiary, Able Energy New York, Inc. for the sole purpose of purchasing B&B Fuels, an acquisition in Warrensburg, New York. This acquisition sold heating oil, diesel fuel, and kerosene and the Company added propane gas as an additional product shortly after the acquisition.

      On December 29, 1998, the Company sold all of its outstanding shares of Able Montgomery, its Pennsylvania retail heating oil distributor, to an unaffiliated third party in exchange for monetary consideration and a ten-year franchise agreement with the buyer.

      On December 31, 1998, the Company sold all of its outstanding shares of common stock of A&O, its environmental consulting and engineering subsidiary, to Owl Environmental, Inc., one of A&O's subcontractors, for nominal consideration. The Company decided to sell A&O in light of A&O's continuing operating losses.

      In October 2000, the Company began operations of a majority-owned subsidiary, PriceEnergy.com, Inc. PriceEnergy was developed in order to bring about efficient transactions in the liquid fuels market by streamlining the ordering and delivery process utilizing Internet technology.

OVERVIEW

      The Company is engaged in the retail distribution of, and the provision of services relating to, home heating oil, propane gas and diesel fuels. In addition to selling liquid energy products, the Company offers complete HVAC (heating, ventilation and air conditioning) installation and repair and also markets other petroleum products to commercial customers, including on-road and off-road diesel fuel, gasoline, and lubricants.

      In fiscal year 2002, sales of home heating oil accounted for approximately 58% of the Company's revenues. The remaining 42% of revenues were from sales of gasoline, diesel fuel, kerosene, propane, home heating equipment services, and related sales. The Company now serves approximately 26,000 home heating oil customers from three locations, of which two are located in New Jersey and one is located in Florida.

      The Company also provides installation and repair of heating equipment as a service to its customers. The Company considers service and installation services to be an integral part of its business. Accordingly, the Company regularly provides service incentives to obtain and retain customers. The Company provides home heating equipment repair service on a 24 hours-a-day, seven days-a-week basis, generally within four hours of request. Except in isolated instances, the Company does not provide service to any person who is not a customer.

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

RETAIL FUEL OIL

      The Company's retail fuel oil distribution business is conducted through its subsidiaries Able Oil, Able Energy New York, Inc., and Able Melbourne. The Company serves both residential and commercial fuel oil accounts. The Company sells premium quality home heating oil to its residential customers offering delivery seven days-a-week. To its commercial customers, in addition to selling home heating oil, the Company sells diesel fuels, gasoline and kerosene. The Company also provides an oil burner service that is available 24 hours-a-day for the maintenance, repair, and installation of oil burners. These services are performed on an as needed basis. Customers are not required to enter into service contracts to utilize the Company's service department, however the Company does offer such service contracts if desired.

      Approximately 50% of the Company's customers receive their home heating oil pursuant to an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled by computer, based on each customer's historical consumption patterns and prevailing weather conditions. Customers can also order deliveries of home heating oil through the Company's Web site located at WWW.ABLEENERGY.COM, or the Company's Subsidiary PriceEnergy.com's Web site at www.priceenergy.com. The Company delivers home heating oil approximately six times each year to the average customer. The Company bills customers promptly upon delivery or receives payment upon delivery. The Company's customers can pay for fuel deliveries with cash, check or credit card.

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

      The Company delivers fuel with its own fleet of 25 custom fuel oil trucks and five owner-operator fuel oil delivery trucks. The Company's fuel trucks have fuel capacities ranging from 3,000 to 8,000 gallons. Each vehicle is assigned to a specific delivery route, and services between 4 and 40 customer locations per day depending on market density and customers' fuel requirements. The Company also operates 14 Company owned service vans and one owner-operated service vans, which are equipped with state of the art diagnostic equipment necessary to repair and/or install heating equipment. The number of customers each van serves mostly depends upon the number of service calls received on any given day.

ABLE OIL

      Able Oil was established in 1989 and is the Company's largest subsidiary, accounting for approximately 83% of the Company's total revenues in fiscal 2002. Able Oil is headquartered in Rockaway, New Jersey, and serves just under 25,000 oil customer accounts throughout northern New Jersey, mostly in Morris, Sussex, Warren, Passaic and Essex counties, from its distribution locations in Rockaway and Newton, New Jersey. Of these accounts, approximately 85% are residential customers and 15% are commercial customers.

      Generally, 20 of the Company's fuel oil trucks are reserved for use by Able Oil, of which 12 trucks operate from the Rockaway facility and eight trucks operate from the Newton, New Jersey, facility. In addition, Able Oil utilizes the services of six owner-operated trucks. Each owner operator is under contract; they are responsible for all of the vehicle operating expenses including insurance coverage. All of the trucks have the Company's logo on them.

      Able Oil's 20 fuel oil delivery trucks, and the six owner-operator trucks, acquire fuel inventory at the Company's facilities in Rockaway and Newton. Dispatch of fuel oil trucks is conducted at both the Rockaway and Newton facilities. Billing is conducted from Able Energy's corporate headquarters in Rockaway.

      The Rockaway and Newton facilities have the capacity to store 1.5 million gallons and 200,000 gallons of fuel, respectively. During seasons where demand for heating oil is higher, or when wholesale oil prices are favorable, a slightly larger inventory is kept on hand. However, Management generally believes that short inventory life and high inventory turnover enables the Company to rapidly respond to changes in market prices. Thus, Management employs "just in time" inventory practices and rarely stores fuel to capacity levels. Additional fuel oil purchases are made daily on the spot market using electronic funds transfers. Able Oil carts its fuel purchases from wholesale purchase sites to the Rockaway and Newton facilities with two tractor-trailer tankers owned by the Company, and by two owner-operated tractor-trailer tankers that are used on an as needed basis. These two owner-operated tankers are under contract and bear the Able logo or name.

      Able Oil's oil burner service operates exclusively out of the Newton facility. Able Oil dispatches a total of 15 service vans, one of which is subcontracted from an owner-operator.

ABLE MELBOURNE

      Able Melbourne was established in July 1996, and is located in Cape Canaveral Florida. Presently, revenues from Able Melbourne account for approximately 3% of the Company's total revenues. Able Melbourne is engaged primarily in the sale of diesel fuel for commercial fleet fueling and other on-road vehicles, and dyed diesel fuel, which is used for off-road vehicles and purposes, including commercial and recreational fishing vessels, heating oil, and generator fuel. Additionally, a small portion of Able Melbourne's revenues is generated from the sale of home heating oil, lubricants and lubricant products. Able Melbourne serves approximately 300 customer accounts in Brevard County, Florida, primarily in the Cape Canaveral Area.

      Able Melbourne delivers fuel with two fuel delivery trucks, which are capable of storing 6,000 gallons of fuel in aggregate. Because Able Melbourne's peak season is at the opposite time of the year than the rest of the Company, during this season, Able Melbourne uses one of Able Oil's trucks to meet its demand. Currently, Able Melbourne does not have facilities to store fuel oil beyond what is held on its trucks, and thus, purchases fuel inventory from local refineries. However, since Able Melbourne is located only three miles from port storage, the lack of inventory capacity is not material to the Company's operations or revenue.

RETAIL PROPANE DISTRIBUTION

      The Company is engaged in the retail distribution of propane gas and propane equipment, and provides services related thereto through its subsidiary Able Propane. Able Propane, based in Rockaway, New Jersey, was established 1996 as part of the Company's efforts to increase market penetration through diversification. Able Propane serves approximately 3,200 accounts, the majority of which are located in northern New Jersey.

      Propane can be used for virtually all household and business utility applications. Of Able Propane's customers, approximately 50% use propane for hot water heating and cooking; approximately 10% use propane for pool heating; and approximately 40% use propane for home heating. Although burned as a gas, propane is transported as a liquid and stored in tanks that vaporize the liquid for use. Able Propane provides its customers with such tanks at no charge, and by doing so, remains such customer's exclusive supplier of propane. Able Propane employs a delivery system similar to the Company's retail oil distribution business, whereby customers receive propane deliveries pursuant to an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled by computer, based on each customer's historical consumption patterns and prevailing weather conditions.

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

      Able Propane's base of operations is located in Rockaway, New Jersey, at the Company's headquarters. Currently, Able Propane has no propane storage facilities, and its only investment in propane inventory is what can be stored on its four propane delivery trucks. The delivery trucks have the capacity to deliver 3,000 gallons of propane, and can service approximately 35 customers per day. Able Propane purchases wholesale propane on the spot market at local facilities. The Company is considering plans to lease or build a facility that would enable Able Propane to store approximately 30,000 gallons of propane.

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

      PriceEnergy is currently completing its dealer network throughout New York, Pennsylvania, Connecticut, and New Jersey. Products and services will be ordered over the Internet and forwarded to the local dealer to schedule delivery. PriceEnergy receives payment and retains a four cent per gallon override on all oil ordered through the system.

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

      SEASONALITY

      The Company's business is directly related to the heating needs of its customers. Accordingly, the weather can have a material effect on the Company's sales in any particular year. Generally, however, the temperatures in the past thirty years have been relatively stable, and as a result, have not had a significant impact on the Company's performance, except on a short-term basis. In the years 1997 and 2001, "El Nino" caused two of the warmest winters on record, which impacted home heating oil sales during the 1997-1998 and 2001-2002 winter seasons. Conversely, the winter of 2000-2001 was approximately 11% colder than normal, resulting in record revenues for Able Energy.

      Approximately 60% of the Company's revenues are earned and received from October through March, and the overwhelming majority of such revenues are derived from the sale of home heating oil. During the spring and summer months, revenues from the sale of diesel and gasoline fuels increase due to the increased use of automobiles and construction apparatus.

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

WHOLESALE SUPPLIERS

      The Company has three supply contracts for the purchase of Number 2 Heating Oil, representing 10% of the Company's annual heating fuel purchases. The Company purchases its remaining fuel supplies on the spot market. The Company satisfies its inventory requirements with nine different suppliers, the majority of which have significant domestic fuel sources, and many of which have been suppliers to the Company for over 5 years. The Company's current suppliers are Ameranda Hess Corporation,.Motiva Enterprises, Petron Oil Corporation, Star Enterprises, Sprague Energy, Petrocom Energy Group Ltd., Valero Marketing and Supply Co., and Sun Co., Inc. (R&M). The Company monitors the market each day and determines when to purchase its oil inventory and from whom. As of June 1998, the Company began storing supplies of fuel equal to a month's sales of fuel because of unusually low fuel prices.

      Three of these suppliers provided Able Oil with approximately 60% of its heating oil requirements for the year ended June 30, 2002.

      Coastal Refining & Marketing, Inc., provided Able Melbourne with approximately 99% of its diesel fuel product requirements for the year ended December 31, 1998. Two major suppliers provided Able Melbourne with approximately 67% and 33%, respectively, of its lubricant and related product requirements for the year ended June 30, 2002. Two major suppliers, Keystone Propane and Propane Power, provided Able Propane with approximately 50% each, of its propane requirements for the year ended December 31, 1998.

      Management believes that if the Company's supply of any of the foregoing products was interrupted, the Company would be able to secure adequate supplies from other sources without a material disruption in its operations. However, there can be no assurance that adequate supplies of such products will be readily available in the future.

TRUCK PURCHASES AND MAINTENANCE

      The Company presently orders and purchases its fuel oil trucks from two companies that manufacture trucks suitable for the Company's operations. The Company has the option to purchase or lease standard equipment fuel trucks. The typical configuration of the Company's fuel trucks is a Kenworth with a 3,000 gallon multi-compartment aluminum tank, a vapor recovery system and a device that records fuel flow from the storage compartments. Each truck carries the Company's registered logo emblazoned on its side.

      Service vehicles are standard commercial vans, which are obtained from a number of sources. These vehicles also carry the Company logo.

      Generally, the Company relies upon equipment warranties, fixed fee service contracts and on-site repairs for the maintenance of the Company's fleet of vehicles. To date, the Company has not experienced significant downtime on the any of its fuel trucks.

FRANCHISE DEVELOPMENT

      On December 29, 1999, the Company sold its Able Montgomery subsidiary as a franchise operation. Able Montgomery located in Horsham, Pennsylvania, was established in 1996 and is engaged in the retail sale and delivery of home heating oil. Pursuant to a Stock Purchase Agreement, the Company sold all of the outstanding shares of Able Montgomery held by the Company to an unaffiliated third party for a purchase price of $140,000, and the purchaser agreed to enter into a ten-year franchise agreement with the Company. As an incentive for the purchaser to enter into the Stock Purchase Agreement and operate Able Montgomery as a franchise, the Company agreed to waive the $25,000 franchise fee and the $15,000 grand opening fee the Company typically charges new franchisees. At the time of the sale, Able Montgomery represented approximately 1.52% of the total assets of the Company and approximately 1.82% of the total revenues of the Company.

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

PRODUCT LINES

      In fiscal year 2002, sales of home heating oil accounted for approximately 58% of the Company's revenues. The remaining 42% of revenues were from sales of gasoline, diesel fuel, kerosene, propane, equipment sales and service, and related sales. The Company also installs heating equipment and repairs such equipment on a 24 hours-a-day, seven days-a-week basis, generally within four hours of request.

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

MARKETING, SALES & STRATEGIC PARTNERSHIPS

      The Company employs a dynamic marketing strategy that the Company believes has been the key to its success. The Company believes that it obtains new customers and maintains existing customers by offering its full service home energy products at discount prices, providing quick response refueling and repair operations, providing automatic deliveries to customers by monitoring historical use and weather patterns, and by providing customers a variety of payment options. To expand its customer base and aggressively promote its service, the Company engages in direct marketing campaigns, advertises regularly, offers employee incentives, and encourages referrals.

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

      On July 6, 2000, Able Oil received approval from the New Jersey Department of Environmental Protection a revised Discharge Prevention Containment and Countermeasure plan ("DPCC") and Discharge, Cleanup and Removal plan ("DCR") for the facility at 344 Route 46 East in Rockaway, New Jersey. This plan has received approval and will be in effect for three years. The State of New Jersey requires companies which operate major fuel storage facilities to prepare such plans, as proof that such companies are capable of, and have planned for, an event that might be deemed by the State to be hazardous to the environment. In addition to these plans, Able Oil has this facility monitored on an ongoing basis to ensure that the facility meets or exceeds all standards required by the State.

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

EMPLOYEES

      As of June 30, 2002, the Company employed approximately 68 individuals. From October through March, the Company's peak season, the Company employs approximately 100 persons. From April through September, the Company employs approximately 65 persons. Currently, there are no organized labor unions representing any of the employees of Company or any of its related companies.

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

ITEM 3.    LEGAL PROCEEDINGS

      In accordance with the purchase of the property on Route 46, Rockaway, New Jersey by Able Energy Terminal, LLC, the Company intends to pursue recovery of all costs and damages related to a lawsuit by the seller against a former tenant of the property, based on environmental cleanup costs on the property. Purchaser will assume all responsibility and direction for the lawsuit, subject to the sharing of half of any recoveries from the lawsuit with the seller. The seller by reduction of its mortgage will pay costs related to the above up to $250,000. In December of 2000, the Company reached an agreement with the former tenants whereby the former tenants agreed to pay Able Energy, Inc. the sum of $397,000 in order to pay for the environmental cleanup costs on the Company's Route 46 property. PriceEnergy has commenced suit against ThinkSpark Corporation based on claims of breach of a Consulting Services Agreement, dated June 2, 2000. Under the agreement, ThinkSpark was to develop, deliver and install a data processing software system to be operational by mid-August 2000. ThinkSpark ceased work in mid-October 2000, prior to completion of the project, and PriceEnergy hired another firm to continue the project. ThinkSpark has filed a counterclaim seeking payment of $283,100.62, which is the total amount of bills rendered. The Company reached a settlement agreement with ThinkSpark Corporation whereby the Company paid the sum of $30,000 to ThinkSpark representing payment in full for the partial work done by ThinkSpark and agreed settlement in full.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The following matters were submitted to a vote and ratified at our annual meeting held in Rockaway, New Jersey on Friday June 21, 2002.

(1) Elected a board of seven directors to hold office until the 2003 Annual Meeting of Shareholders and until their successors are elected and qualified;

                                FOR       AGAINST     ABSTAIN

Timothy Harrington           1,948,100       0         1,000
Christopher P. Westad        1,949,100       0
James Pucaro                 1,949,100       0
Gregory Sichenzia            1,949,100       0
Patrick O'Neill              1,949,100       0
Edward C. Miller, Jr.        1,949,100       0
Ron J. Ponder                1,949,100       0

(2) Ratified the selection of Simontacchi & Company, LLP as our auditors for the fiscal year ending June 30, 2003.

                                FOR       AGAINST     ABSTAIN

                             1,949,100       0           0

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR SECURITIES

      The Company's Common Stock commenced trading on the Nasdaq SmallCap Market under the symbol "ABLE" on June 29, 1999. The following table sets forth the high and low sale price of the Common Stock on a quarterly basis, as reported by
Nasdaq:


            QUARTER ENDED                      HIGH PRICE ($)    LOW PRICE ($)
            ------------------------------------------------------------------

            June 30, 2000                      6                 4 1/4
            September 30, 2000                 5 1/4             3
            December 31, 2000                  4                 1 5/8
            March 31, 2001                     3 9/16            2
            June 30, 2001                      6.75              2.35
            September 30, 2001                 5.89              3.70
            December 31, 2001                  4.58              3.55
            March 31, 2002                     4.72              3.34
            June 30, 2002                      4.55              3.30


      At September 23, 2002, there were approximately 600 holders of record of the Company's Common Stock. The Company has not paid dividends on its shares of Common Stock outstanding in the past. There are no restrictions that limit the ability of the Company to pay dividends or are likely to do so in the future.

RECENT SALE OF UNREGISTERED SECURITIES

      None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       ABLE ENERGY, INC. AND SUBSIDIARIES

          Statements in this Annual Report on Form 10-KSB concerning the Company's outlook or future economic performance, anticipated profitability, gross billings, expenses or other financial items, and statements concerning assumptions made or exceptions to any future events, conditions, performance or other matter are "forward looking statements," as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors that would cause actual results to differ materially from those stated in such statements. Such risks, and uncertainties and factors include, but are not limited to: (i) changes in external competitive market factors or trends in the Company's results of operation; (ii) unanticipated working capital or other cash requirements and (iii) changes in the Company's business strategy or an inability to execute its competitive factors that may prevent the Company from competing successfully in the marketplace.

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

          RESULTS OF OPERATIONS

          YEAR ENDED JUNE 30, 2002, COMPARED TO THE YEAR ENDED JUNE 30, 2001.

          The Company reported revenues of $26,723,482 for the year ended June 30, 2002, a decrease of 21.29% over the prior year's revenues of $33,953,373 for the same period. This decrease can be attributed primarily to a decrease in the cost of product (mainly home heating oil) and the resulting lower retail sales price, which was sold by the Company below the prices that the Company sold the same products the prior year. In addition, the winter of 2001/2002 was abnormally warm, making it the warmest temperatures on record for the last 125 years.

          Gross profit margin, as a percentage of revenues, for the year ended June 30, 2002, increased to 18.98% from 15.22%. The increase in margin is primarily a result of the Company's new margin management policy. This program, which was introduced in September of 2001, is designed to maximize margins, by product segment, on each of the products and services that it markets to the consumer. This program is designed to promote product pricing that is in line with the specific type of service provided.

          Selling, General and Administrative expenses decreased by $618,367, or 10.38%, from $5,959,044 for the year ended June 30, 2001 to $5,340,677 for the year ended June 30, 2002. The lower costs resulted from a decrease in telephone, repairs, consulting fees, and advertising. The overall decrease in SG&A was achieved even with the operations of a new subsidiary, PriceEnergy.com, included in the results of this year but only nine months last year as PriceEnergy.com began its operations in October of 2000. PriceEnergy had salaries, advertising, and computer consulting costs of approximately $143,000 for the three months ended September 30, 2001, the quarter that was not included in the year ended June 30, 2001.

          Operating loss for the year ended June 30, 2002 was $1,426,268, a decrease of 20.73% over the Company's operating loss of $1,799,235 for the year ended June 30, 2001. This decreased operating loss for the year ended June 30, 2002 was directly attributable to the lower SG&A expenses and sales at higher margins.

          This net loss included the results of a new subsidiary, Price Energy.com, which had a loss of $1,010,682 for the year ended June 30, 2002. The subsidiary began operations in October 2000. Other causes that reduced income included warmer weather. The entire Northeast, which includes the Company's main area of operations, experienced the warmest winter season in 125 years which also significantly reduced income during the primary heating season of the six-month period October through March. In addition, interest income decreased and the Company's gross margin was lower during the quarter ended September 30th 2001, prior to full implementation of the new margin management program.

          OPERATIONAL EFFICIENCY

          The Company believes that it can continue to significantly increase the utilization of existing personnel and equipment, thereby reducing expenses and increasing profitability, within its current business configuration.

          During this past fiscal year, in September of 2001, the Company implemented a new margin management program which is a policy and system that was designed to increase profitability without sacrificing customer appeal. The Company believes that there is value to the products and services that it provides to its consumers in varying levels based upon the specific needs of the consumer and the products provided.


          Within the new margin matrix that the Company has implemented, product pricing has been put into line with the level of service and specific product packages provided to the consumer. This pricing methodology is now being introduced into the service department with the initial implementation of "Flat Rate Pricing" which will introduce enhanced margins into the service sector of the Company's business.

          For those consumers requiring more in depth or full-service, prices have been adjusted appropriately to match the level of the services provided. This new margin management program has already begun to yield positive results for the Company as evidenced by the 3.8% increase in Gross Profit for the year 2002 vs. 2001. The Company believes that this trend of increasing gross profit will continue into the 2003 fiscal year.


          RECENTLY IMPLEMENTED TECHNOLOGICAL PROCEDURES

          The Company has established goals, which will be accomplished through the implementation of some modern technologies that are currently being installed into the Company's existing infrastructure.

          The Company believes, in the current down economy, that it can significantly increase its ability to provide superior customer service from its Rockaway Call Center while at the same time operating its administration more efficiently through the use of newly installed Customer Relationship Management software. By utilizing existing telephony hardware and in-house management, the Company's call center environment will be provided with the ability to respond to changing call patterns, both higher and lower, without the expense of clerical over-staffing to meet unrealized needs. Full implementation and integration of this software has now been completed.

          The Company also has an arrangement with a service provider to make available a further level of automation into the existing call center using voice- activated technology. This software will provide customers with the option of placing an order via a "Voice Driven Order Entry System". This technology will enable existing customers who simply wish to refill their fuel tank, the opportunity to quickly place an order 24 hours a day without the help of a live customer service representative. The Company believes that this system will further reduce its call center costs as this new system is put into place this fall. An additional benefit is that the cost for this enhancement will be paid for only as operational savings are realized.

          The Company's full implementation of the previously announced Automated Dispatch Technology is approximately 80% complete as of the period ending June 30, 2002. This technology will enable the organization to increase the efficiency, productivity, and profitability of its equipment service and fuel delivery dispatch systems. The initial rollout of this system is focusing on the Company's heating oil service department. This is in line with the organization's current initiative to maximize its customer service on all of its in-home services.

          Within the home heating equipment service environment, this technology is providing management with the ability to communicate with service technicians instantaneously via wireless CDPD technology to perform billing functions at the customer's location and receive and input payment information remotely. In addition, management will be aware of the status of every on-duty worker and provide real time reporting for stand-by, enroute, and service work time thus maximizing scheduling opportunities and eliminating service technician down time. All service vehicles have been equipped with GPS (Global Positioning System) to track the ongoing location, ground speed, and vehicle movement history for both service and delivery personnel. It is expected that the Company will also have full implementation of this technology on all of its delivery vehicles by the end of this current fiscal year.


          LIQUIDITY AND CAPITAL RESOURCES

          For the year ended June 30, 2002, compared to the year ended June 30, 2001, the Company's cash position decreased by $1,230,458 from $1,489,018 to $258,560. For the year ended June 30, 2002, cash was generated through collections of customer advance payments, and an increased loan from the bank. The primary reason for reduction in cash was a loan to PriceEnergy.com, Inc. and a reduction in accounts payable and installment debt.

          During the year ended June 30, 2001, cash was generated through collection of customer advance payments and a loan from an outside individual.

          In September 2002, the Company entered into an agreement and received a loan of $750,000 from a private company. The Company is in discussion on the consolidation of a large portion of its existing debt and obtaining a working capital line of credit in the $2 - $2.5 million dollar range. This will enable the Company to continue to grow while strengthening its infrastructures.

          SEASONALITY

          The Company's operations are subject to seasonal fluctuations, with a majority of the Company's business occurring in the late fall and winter months. Approximately 70% of the Company's revenues are earned and received from October through March, most of such revenues are derived from the sale of home heating products including propane gas and home heating oil. The warmer weather in the nine months ended June 30, 2002 reduced the sale of heating oil by approximately 14.3%. The heating season, September through March, resulted in a 32% decrease in degree-days, comparing the period in the years 2001 and 2000. The Company still continued to grow its customer base in the period ended June 30, 2002. The Company is attempting to reduce the effects of weather on the seasonality of its business through greater emphasis on equipment sales and by the addition of a commission based diesel sales representative.

          In general, the seasonality of the Company's business is offset, in part, by an increase in revenues from the sale of HVAC products and services, diesel and gasoline fuels during the spring and summer months, due to the increased use of automobiles and construction apparatus.

          From May through September, Able Oil can experience considerable reduction of retail heating oil sales. Similarly, Able Propane can experience up to 75% decrease in heating related propane sales during the months of April to September, this is offset somewhat by increased sales of propane gas used for pool heating, heating of domestic hot water in homes and fuel for outdoor cooking equipment.

          Over 90% of Able Melbourne's revenues are derived from the sale of diesel fuel for construction vehicles, and commercial and recreational sea-going vessels during Florida's fishing season, which begins in April and ends in November. Only a small percentage of Able Melbourne's revenues are derived from the sale of home heating fuel. Most of these sales occur from December through March, Florida's cooler months.

ITEM 7.    FINANCIAL STATEMENTS

      All financial information required by this Item is attached hereto beginning on Page F-1.

                                ABLE ENERGY, INC.

                             JUNE 30, 2001 AND 2000


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

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-9 - F-31

TO THE BOARD OF DIRECTORS
ABLE ENERGY, INC.
ROCKAWAY, NEW JERSEY  07866


                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of Able Energy, Inc. and subsidiaries as of June 30, 2002 and the related consolidated statements of operations, changes in Stockholders' equity, and cash flows for the years ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Able Energy, Inc. and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the years ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.




Simontacchi & Company, LLP
Rockaway, New Jersey
September 16, 2002

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2002


                                     ASSETS

                                                                                   2002
                                                                                   ----
CURRENT ASSETS:
    Cash                                                                       $   258,560
    Accounts Receivable (Less Allowance for Doubtful
       Accounts of ($242,358)                                                    1,933,526
    Inventory                                                                      405,424
    Notes Receivable - Current Portion                                              32,756
    Miscellaneous Receivables                                                      113,905
    Prepaid Expenses                                                               228,839
    Prepaid Expense - Income Taxes                                                   2,733
    Deferred Income Tax                                                             65,703
    Due From Officer                                                                44,690
                                                                               -----------
        TOTAL CURRENT ASSETS                                                     3,086,136
                                                                               -----------

PROPERTY AND EQUIPMENT:
    Land                                                                           451,925
    Buildings                                                                    1,096,046
    Trucks                                                                       3,037,192
    Fuel Tanks                                                                   1,190,153
    Machinery and Equipment                                                        576,123
    Leasehold Improvements                                                         578,792
    Cylinders                                                                      731,692
    Office Furniture and Equipment                                                 200,640
    Website Development Costs                                                    2,200,511
                                                                               -----------
                                                                                10,063,074
    Less: Accumulated Depreciation and Amortization                              3,461,342
                                                                               -----------
        NET PROPERTY AND EQUIPMENT                                               6,601,732
                                                                               -----------

OTHER ASSETS:
    Deposits                                                                        70,570
    Notes Receivable - Less Current Portion                                        216,628
    Customer List, Less Accumulated Amortization of  ($188,122)                    422,728
    Covenant Not to Compete, Less Accumulated Amortization of  ($56,667)            43,333
    Development Costs - Franchising                                                 36,764
                                                                               -----------
         TOTAL OTHER ASSETS                                                        790,023
                                                                               -----------

        TOTAL ASSETS                                                           $10,477,891
                                                                               ===========

                   See Accompanying Notes and Auditor's Report
                                       F-3

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                                  JUNE 30, 2002

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                             2002
                                                                             ----
CURRENT LIABILITIES:
    Accounts Payable                                                     $ 1,159,341
    Note Payable - Bank                                                    1,470,000
    Note Payable - Other                                                     500,000
    Current Portion of Long-Term Debt                                        584,384
    Accrued Expenses                                                         309,363
    Accrued Taxes                                                             24,673
    Customer Pre-Purchase Payments                                           880,111
    Customer Credit Balances                                                 548,336
    Escrow Deposits                                                           28,472
    Note Payable - Officer                                                    55,000
                                                                         -----------
        TOTAL CURRENT LIABILITIES                                          5,559,680

DEFERRED INCOME                                                               79,679
DEFERRED INCOME TAXES                                                         54,712
LONG TERM DEBT: less current portion                                       1,522,680
                                                                         -----------
        TOTAL LIABILITIES                                                  7,216,751
                                                                         -----------

STOCKHOLDERS' EQUITY:
    Preferred Stock
    Authorized 10,000,000 Shares Par Value $.001 per share
     Issued - None
    Common Stock
    Authorized 10,000,000 Par Value $.001 per share Issued
      and Outstanding 2,007,250 Shares                                         2,008
    Paid in Surplus                                                        5,687,230
    Retained Earnings (Deficit)                                           (2,428,098)
                                                                         -----------
        TOTAL STOCKHOLDERS' EQUITY                                         3,261,140
                                                                         -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $10,477,891
                                                                         ===========

                   See Accompanying Notes and Auditors' Report
                                       F-4

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                       YEARS ENDED JUNE 30, 2002 AND 2001

                                                                           2002                  2001
                                                                           ----                  ----

NET SALES                                                               $26,723,482           $33,953,373

COST OF SALES                                                            21,652,472            28,784,363
                                                                        -----------           -----------

     GROSS PROFIT                                                         5,071,010             5,169,010
                                                                        -----------           -----------

EXPENSES
     Selling, General and Administrative Expenses                         5,340,677             5,959,044
     Depreciation and Amortization Expense                                1,156,601             1,009,201
                                                                        -----------           -----------
        Total Expenses                                                    6,497,278             6,968,245
                                                                        -----------           -----------

    INCOME (LOSS) FROM OPERATIONS                                        (1,426,268)           (1,799,235)
                                                                        -----------           -----------

OTHER INCOME (EXPENSES):
     Interest and Other Income                                              214,707               404,290
     Interest Expense                                                      (298,331)             (236,599)
     Directors' Fees                                                        (20,400)                    -
                                                                        -----------           -----------
        Total Other Income (Expense)                                       (104,024)              167,691
                                                                        -----------           -----------
     INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES (CREDIT)            (1,530,292)           (1,631,544)


PROVISION FOR INCOME TAXES (CREDIT)                                          (8,037)              (16,635)
                                                                        -----------           -----------

     NET (LOSS) INCOME                                                  $(1,522,255)          $(1,614,909)
                                                                        ===========           ===========

BASIC EARNINGS (LOSS) PER COMMON SHARE                                  $      (.76)          $      (.81)
                                                                        -----------           -----------

DILUTED EARNINGS PER COMMON SHARE                                       $      (.76)          $      (.81)
                                                                        -----------           -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                      2,001,332             2,000,000
                                                                        ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
 ASSUMING DILUTION                                                        2,001,332             2,000,000
                                                                        ===========           ===========

                   See Accompanying Notes and Auditors' Report
                                       F-5

                       ABLE ENERGY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                       YEARS ENDED JUNE 30, 2002 AND 2001

                                                       COMMON STOCK
                                                      .001 PAR VALUE
                                                      ---------------
                                                                         ADDITIONAL                         TOTAL
                                                                          PAID-IN          RETAINED      STOCKHOLDERS'
                                              SHARES        AMOUNT        SURPLUS          EARNINGS         EQUITY
                                              ------        ------        -------          --------         ------

Balance - July 1, 2000                        2,000,000    $ 2,000        $5,662,775       $ 709,066       $6,373,841

Net Loss                                                                                  (1,614,909)      (1,614,909)
                                                                                          ----------       ----------
Balance - June 30, 2001                       2,000,000      2,000         5,662,775        (905,843)        4,758,932

Sale of Common Stock                              1,250          2             4,061                            4,063

Issuance of Common Stock for Payment of
Directors' Fees                                   6,000          6            20,394                           20,400

Net Loss                                                                                 (1,522,255)      (1,522,255)
                                                                                          ----------       ----------

Balance - June 30, 2002                       2,007,250    $ 2,008        $5,687,230    $(2,428,098)       $3,261,140
                                              =========    =======        ==========    ===========        ==========





                                              See Accompanying Notes and Auditors' Report
                                                                   F-6

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                       YEARS ENDED JUNE 30, 2002 AND 2001

                                                                                 2002                    2001
                                                                                 ----                    ----
CASH FLOW FROM OPERATING ACTIVITIES
-----------------------------------
   Net (Loss) - Continuing Operations                                       $ (1,522,255)           $ (1,614,909)
   Adjustments to Reconcile Net Income to Net Cash
    used by Operating Activities:
      Depreciation and Amortization                                            1,156,601               1,009,201
      Gain on Disposal of Equipment                                                 (331)                (35,434)
      (Increase) Decrease in:
         Accounts Receivable                                                    (113,670)                381,984
         Inventory                                                               (38,098)                (63,807)
         Prepaid Expenses                                                       (117,275)                (29,154)
         Prepaid Income Taxes                                                     81,171                  36,047
         Deposits                                                                 30,713                 (47,035)
         Deferred Income Tax - Asset                                              (6,973)                (10,460)
      Increase (Decrease) in:
         Accounts Payable                                                       (496,146)               (286,809)
         Accrued Expenses                                                       (151,103)                184,675
         Customer Advance Payments                                              (444,138)              1,324,249
         Customer Credit Balance                                                 324,616                 223,720
         Deferred Income Taxes                                                    (1,064)                 (6,175)
         Escrow Deposits                                                          23,472                 (10,000)
         Deferred Income                                                               -                 (27,729)
                                                                            ------------            ------------
           NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                   (1,274,480)              1,028,364
                                                                            ------------            ------------

CASH FLOW FROM INVESTING ACTIVITIES
-----------------------------------
   Purchase of Property and Equipment                                           (941,489)             (1,469,504)
   Web Site Development Costs                                                     63,630              (1,163,049)
    Increase in Deposits                                                               -                 (16,623)
    Sale of Equipment                                                                591                  46,439
    Notes Receivable - Sale of Equipment                                               -                 (94,500)
    Payment on Notes Receivable - Sale of Equipment                                7,939                  36,353
    Note Receivable - Montgomery                                                     644                 (11,293)
    Miscellaneous Receivables                                                    (75,272)                  8,072
                                                                            ------------            ------------
          NET CASH (USED) PROVIDED  BY INVESTING ACTIVITIES                 $   (943,957)           $ (2,664,105)
                                                                            ============            ------------

                             See Accompanying Notes
                                       F-7

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       YEARS ENDED JUNE 30, 2002 AND 2001

                                                                              2002                    2001
                                                                              ----                    ----

CASH FLOW FROM FINANCING ACTIVITIES
-----------------------------------
   Increase in Notes Payable - Bank                                        $ 1,470,000             $   157,492
   Note Payable - Other                                                              -                 500,000
   Note Payable - Officer                                                       55,000                       -
   (Decrease) in Notes Payable - Bank                                         (449,720)                      -
   Decrease in Long-Term Debt                                                 (520,509)               (738,916)
   Increase in Long-Term Debt                                                  408,745                 959,203
   Decrease Escrow Deposit Payable                                                   -                 (20,000)
   Sale of Common Stock                                                         24,463                       -
                                                                           -----------             -----------
           NET CASH (USED) PROVIDED  BY FINANCING ACTIVITIES                   987,979                 857,779
                                                                           -----------             -----------

NET (DECREASE) INCREASE IN CASH                                             (1,230,458)               (777,962)
Cash - Beginning of Year                                                     1,489,018               2,266,980
                                                                           -----------             -----------
Cash - End of Year                                                         $   258,560             $ 1,489,018
                                                                           ===========             ===========

The Company had Interest Cash Expenditures of:                             $   292,318               $ 230,849
The Company had Tax Cash Expenditures of:                                  $    13,400                $ 17,900





                                                       See Accompanying Notes
                                                                 F-8

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

          CONSOLIDATION AND BASIS OF PRESENTATION
          Change of Fiscal Year End:
          The Board of Directors have elected to change the Company and Subsidiaries' year end from December 31, to June 30, to more clearly reflect the natural business year end when the business activities have reached the lowest point in their annual cycle. The initial year of the change was a six month short period year end, January 1, 2001 to June 30, 2001. The attached financial statements for the year ended June 30, 2001 reflect the period July 1, 2000 through June 30, 2001 for comparative purposes.

          The Company's financial statements have been prepared assuming the Company will continue as a going concern. Significant losses were incurred during the years ended June 30, 2002 and 2001, resulting in a reduction of working capital and stockholders' equity. The Company as of June 30, 2002, has a positive stockholders' equity of $3,261,140. The Company's business plan is as follows:

          1. Suspend the operations of its subsidiary, Price Energy.Com, Inc., which had a loss in excess of $1 million in the year ended June 30, 2002, and has been a drain on cash.
          2.   The Company is pursuing several sources of financing:

               1. The Company is currently in talks to consolidate a large potion of its existing debt into one facility and obtain a working capital line of credit in the $2 - $2.5 million range.
               2. The Company is also working on a Stock Purchase Agreement that will increase ownership equity.
               3. The Company has received a loan of $750,000 in September 2002 from a privately owned entity.

          3. The Company is working on a decrease in operating expenses, has increased its gross margin during the past nine months and also has budgeted higher sales for the 2002/2003 year, as sales of primarily #2 heating oil were reduced in the 2001/2002 heating season by abnormally high temperatures in the northeast.

          Based upon management's plans, it appears that substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time (one year) is alleviated. Continuation of the Company as a going concern is dependent upon its ability to implement its plans. No assurance can be given that the Company will be successful in these efforts.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
-------------------------------------------------------------

          PRINCIPLES OF CONSOLIDATION
          The consolidated financial statements include the accounts of Able Energy, Inc. and its subsidiaries. The minority interest of 1% in Able Propane, LLC is immaterial and has not been shown separately. All material inter-company balances and transactions were eliminated in consolidation.

          MAJORITY OWNERSHIP
          The Company is the majority owner, owning 70.6% of the issued shares of a subsidiary, PriceEnergy.Com, Inc. in which their capital investment is $25,000. The subsidiary has established a Web Site for the sale of products through a network of suppliers originally on the East Coast of the United States. The Web Site became active in October 2000 (See Notes 9 and 13)

          MINORITY INTEREST
          The minority interest in PriceEnergy.Com, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, the losses have been charged against the Company, the majority owner. The loss for year ended June 30, 2002 is $1,010,682, (See Notes 9 and 13).

          NATURE OF OPERATIONS
          Able Oil Company, Able Melbourne and Able Energy New York, Inc. are full service oil companies that market and distribute home heating oil, diesel fuel and kerosene to residential and commercial customers operating in the northern New Jersey, Melbourne, Florida, and Warrensburg, New York respectively. Able Propane installs propane tanks which it owns and sells propane for heating and cooking, along with other residential and commercial uses.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
-------------------------------------------------------------

          PROPERTY AND EQUIPMENT
          Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided by using the straight-line method based upon the estimated useful lives of the assets (5 to 40 years). Depreciation expense for the year ended June 30, 2002 and 2001 amounted to $681,192 and $597,217, respectively.

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

          WEB SITE DEVELOPMENT COSTS
          Costs of $2,200,511 incurred in the developmental stage for computer hardware and software have been capitalized in accordance with accounting pronouncement SOP98-1. The costs are included in Property and Equipment and will be amortized on a straight line basis during the estimated useful life, 5 years. Operations commenced in October 2000. Amortization for the year ended June 30, 2002 is $436,177, and amortization for the period ended June 30, 2001 was $313,219.

          INTANGIBLE ASSETS
          Intangibles are stated at cost and amortized as follows: Customer Lists of $571,000 and Covenant Not To Compete of $183,567 related to the Connell's Fuel Oil Company acquisition on October 28, 1996, by Able Oil Company are being amortized over a straight-line period of 15 and 5 years, respectively. The current period amortization also includes a customer list of $39,850 and Covenant Not To Compete of $100,000 relating to the acquisition from B & B Fuels on August 27, 1999, is being amortized over a straight-line period of 10 and 5 years, respectively. The amortization for the years ended June 30, 2002 and 2001 are $39,232 and $98,765, respectively. The covenant Not To Compete with Connell's Fuel Oil Company ended in October 2001, and was fully amortized.

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill and other intangible assets to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required, as such, effective July 1, 2001, the Customer List will no longer be amortized for financial statement purposes.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
-------------------------------------------------------------

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

          Financial instruments which potentially subject the Company to concentrations of credit risk consists of checking and savings accounts with several financial institutions in excess of insured limits. The excess above insured limits is approximately $143,904. The Company does not anticipate non-performance by the financial institutions.

          CASH
          For the purpose of the statement of cash flows, cash is defined as balances held in corporate checking accounts and money market accounts.

          ADVERTISING EXPENSE
          Advertising costs are expensed at the time the advertisement appears in various publications and other media. The expense was $524,859 and $566,049 for the years ended June 30, 2002 and 2001, respectively.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
-------------------------------------------------------------

          FAIR VALUE OF FINANCIAL INSTRUMENTS

          Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.

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

          RECENT ACCOUNTING PRONOUNCEMENTS
          In June 2001, FASB approved two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. This Statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
-------------------------------------------------------------

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

          The Company has reviewed the provisions of these Statements. It is management's assessment that customer lists impairment will not result upon adoption. As of June 30, 2001, the Company has net unamortized customer lists of $422,728. Amortization expense of the customer list was $20,125 for the six month short year ended June 30, 2001 and $42,052 for the full year ended December 31, 2000.

NOTE 2    NOTES RECEIVABLE
--------------------------

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

NOTE 2    NOTES RECEIVABLE
--------------------------

          Maturities of the Note Receivable are as follows:

                For the 12 Months Ending
                         June 30,                     Principal Amount
                         --------                     ----------------

                           2003                                $ 11,351
                           2004                                  10,354
                           2005                                  11,382
                           2006                                  12,511
                           2007                                  13,753
                         Balance                                110,005
                                                   -           --------
                            Total                              $169,356
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

          Maturities of these Notes Receivable are as follows:

                For the 12 Months Ending
                         June 30,                     Principal Amount
                         --------                     ----------------
                           2003                                $ 21,405
                           2004                                  23,803
                           2005                                  18,648
                           2006                                  11,013
                           2007                                   5,159
                                                               --------
                            Total                              $ 80,028
                                                               ========

NOTE 3    INVENTORIES
---------------------

                ITEMS                           2002                2001
                -----                           ----                ----

                Heating Oil                  $ 141,114            $134,229
                Diesel Fuel                     21,642              40,770
                Kerosene                         6,220               8,013
                Propane                         12,343              14,287
                Parts and Supplies             224,105             170,027
                                             ---------           ---------
                     TOTAL                   $ 405,424           $ 367,326
                                             =========           =========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

NOTE 4    NOTES PAYABLE BANK
----------------------------

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

          The Agreement provides for covenants as follows:

          (1) Use of proceeds only for Working Capital, Letters of Credit and for acquisitions with Lender's prior written consent.
          (2) Financial information to be furnished either annually, quarterly or monthly.
          (3) Financial covenants to be tested as of the end of each fiscal quarter.
          (4)  Limitations on loans and investments.
          (5)  Compliance with laws and environmental matters.
          (6)  Limitations on Borrowing.
          (7)  Can not declare or pay any dividends.

          All of the above and other items as per article VI of the Agreement. The Agreement has a current expiration date of November 30, 2002. The Company, as of June 30, 2002, was in an over draft position of approximately $71,760 with respect to its borrowing base of 75% of eligible accounts receivable. This has been cleared as of the statement date (see Note 19).

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

NOTE 4    NOTES PAYABLE BANK
----------------------------

          The Agreement with Able Oil Company and PNC Bank, dated August 11, 1999, was amended July 14, 2000. The term was extended from June 30, 2001 to September 29, 2001. The loan was paid in full effective September 29, 2001. The banking relation was terminated and all collateral was being released by PNC Bank.

NOTE 5    NOTE PAYABLE
----------------------

          The Company has borrowed $500,000 from an unrelated individual. The
          Note is dated June 26, 2001 with interest at 12% per annum. The interest will be paid monthly at $5,000 per month commencing on August 1, 2001. The Note will mature on June 26, 2002 unless the borrower (the Company), at its option, elects to extend the maturity date to December 26, 2002. The Company has exercised its option and has extended the Note to December 26, 2002. The Note may be prepaid in whole or part from time-to-time without penalty. No principal payments have been made on the Note. At the maturity date, a final payment of the unpaid principal and interest shall be due and payable. In connection with this Note, the Company has issued the lender warrants to purchase 40,000 shares of its common stock at $4 per share. The warrants vest immediately and must be exercised no later than June 26, 2004.

NOTE 6    LONG-TERM DEBT
------------------------

          Mortgage note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total note is $145,000. The note is payable in the monthly amount of principal and interest of $1,721.18 with and interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009 which is the final payment. The note is secured by a mortgage made by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horican Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at June 30, 2002 was $114,235.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

NOTE 6    LONG-TERM DEBT (CONT'D)
---------------------------------

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

          Based upon an amendment, dated November 5, 2001, and commencing with interest due December 1, 2001, interest will be paid at the rate of 8.25% on the principal sum of $650,000. Only interest is required to be paid and the principal is due on July 31, 2004 (See Note 11).

          The Note is collateralized by the property and equipment purchased and assignment of the leases. The balance due on this Note at June 30, 2002 was $650,000.

          Two Notes Payable to Chrysler Financial at a range of interest from of 8.9% to 9.15% with total monthly payments of $830.53. The earliest of these Notes originated on March 25, 1999 and the last Note matures in March 2004. These Notes are collateralized by a 1999 and a 1998 Dodge truck.

                Notes Balance                               $ 15,314

          Note Payable to World Omni at an interest rate of 8.99% with a monthly payment of $316.44. The Note originated October 20, 2000 and matures October 20,2005. The Note is collateralized by a Ford F-150 Pick-up Truck.

                Note Balance                                $ 10,956

          Note Payable to Fleet Capital Leasing at an interest rate of 8.50% with a monthly payment of $1,124.52. The Note originated on November 10, 1997 and matures on November 10, 2002. The Notes are collateralized by a 1998 Freightliner fuel oil truck.

                Note Balance                                $  4,380

          The Company and Able Propane, LLC have a lease/purchase agreement with First Sierra Financial, Inc. The agreement calls for 48 payments of $1,457.50, including principal, interest and sales tax and a final purchase option payment of $5,576.02 plus sales tax. The interest rate is approximately 8 1/2%. The agreement is collateralized by the equipment purchase.

                Balance Due                                 $  7,943

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

NOTE 6    LONG-TERM DEBT (CONT'D)
---------------------------------

          Able Oil Company and Able Propane, LLC have a lease/purchase agreement with Fleet Capital Leasing, Lease #002, interest approximately 8 1/2% collateralized by a 1998 Peterbilt Model 375 truck and a Trinity trailer. The lease and payments began August 20, 1998 at $1,605.50 per month for 48 payments thereafter until all payments are made through and including July 20, 2002.

                Balance Due                                 $  2,571

          Able Oil Company and Able Propane have a lease/purchase agreement with Fleet Capital Leasing, Lease #003, interest approximately 8 1/2% collateralized by a Freightliner truck. The lease commenced November 10, 1998 and has 48 monthly payments of $1,286.12 until November 2002 with a final purchase option payment of $12,682.

                Balance Due                                 $ 18,646

          Able Oil Company and Able Propane, LLC have a lease/purchase agreement with Fleet Capital Leasing, Lease #004, collateralized by a Ford F-450 truck and a 1997 Chevy 3/4 ton van. The lease and payments began January 1, 1999 at $1,591.87 per month for 48 payments thereafter until all payments are made through and including December 2002. Interest at 6.92%

                Note Balance                                $ 23,075

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

                Note Balance                                $ 37,337

          Two Notes payable to Ford Credit at interest rates of 3.90% and 8.79%, with monthly payments of $602.32 and $737.34 including interest. The Notes originated in January 1999 and include 48 monthly payments and mature December 2002. The Notes are collateralized by two 1998 Ford Econo-Line trucks.

                Notes Balance                               $  5,776

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

NOTE 6    LONG-TERM DEBT (CONT'D)
---------------------------------

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

                Note Balance                                $  3,704

          Two Notes payable to Ford Credit at interest rates of 8.60% and 6.02% with monthly payments of $629.46 and $695.83 including interest. The Notes originated June 1999 and December 1999, they each include 48 monthly payments and mature May 2003 and November 2003, respectively. The Notes are collateralized by two 1999 Ford Vans.

                Notes Balance                               $ 17,765

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

                Note Balance                                $138,850

          The Company has a lease purchase agreement with Diamond Lease (U.S.A.), Inc. collateralized by computer equipment and software on the books of Price Energy.Com, a subsidiary of the Company. The lease commenced October 1, 2000, with an initial payment of $32,062 paying the first and last payment. There will be 34 payments of $16,031, final payment on September 1, 2003 and a $1 purchase option payment. The annual rate of interest is 9.56%.

                Note Balance                                $225,789

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

                Notes Balance                               $109,162

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

NOTE 6    LONG-TERM DEBT (CONT'D)
---------------------------------

          Agreement #00502 commenced December 21, 2000 for 60 months and matures November 21, 2005. The monthly payments are $1,834, including principal and interest with an interest rate of 12.5%. The Note is secured by the equipment purchased, one 2001 Kenworth Oil Truck and one Amthor 2800-gallon aluminum Cardinal Classic Canopy Style tank. This Note was sold to Sovereign Bank by Monarch.

                Note Balance                                $ 59,104

          Agreement #00503 commenced December 21, 2000 for 60 months and matures November 21, 2005. The monthly payments are $1,822.50, including principal and interest with an interest rate of 12.5%. The Note is secured by the equipment purchased, a 2001 Kenworth Model T 300 truck and 2800-gallon aluminum fuel tank.

                Note Balance                                $ 58,733

          Agreement #00504 commenced on April 30, 2001 for 48 months and matures on April 30, 2005. The monthly payments are $2,692.48, including principal and interest with an interest rate of 6.80%. The Note is secured by furniture purchased.

                Note Balance                                $ 74,234

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

                Note Balance                                $ 58,975

          Note Payable to Ford Credit at an interest rate of 8.05% with monthly payments of $653.80, including interest. The note originated in September 2000 and includes 48 monthly payments and matures September 2004. The Note is collateralized by the ford Truck purchased.

                Note Balance                                $ 15,923

          Note payable to GMAC Finance at an interest rate of 5.00% with monthly payments of $602.43, including interest. The Note originated in October 2000 and includes 48 monthly payments and matures October 2004. The Note is collateralized by the GMAC truck purchased.

                Note Balance                                $ 15,254

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

NOTE 6    LONG-TERM DEBT (CONT'D)
---------------------------------

          The Company has four lease/purchase agreements with New Concepts Leasing, Inc. The leases commenced October, November, December 2001 and January 2002. The lease for a 1997 Chevy 3500 Box Truck on October 8, 2001 is for 36 months at $546 per month, including interest at 7.350%. The three other leases are for 60 months each with total monthly payments of $4,886, including interest at the effective rate of 8.69%. The last note will mature December 2006. The notes are secured by the equipment purchased.

                Note Balance                                $246,794

          Able Oil Company has two notes payable to GMAC dated October 5, 2001. The Company purchased two 2001 Chevrolet vans. The notes are payable in 48 monthly installments each at $542.09 per month with interest at 0.90%. The notes are secured by the vans. The final payment on each is due October 27, 2005.

                Note Balance                                $ 42,116

          The Company has a note payable to Interchange Capital Company, LLC dated February 27, 2002, in the amount of $86,711 on the purchase of a 2002 Kenworth 7300 Oil Truck. The note has 60 monthly payments of $1,821, including interest at approximately 5.50% per annum. The note is secured by the equipment purchased.

                Note Balance                                $ 80,947

          The Company has a note payable to Marlin Leasing dated October 3, 2001, in the amount of $50,032 on the purchase of a telephone system for the Call Center. The note has 60 monthly payments of $1,129, including interest at approximately 12.63% per annum, plus sales tax. The initial payment of $2,258 paid the first and last payment. The Note will mature in November 2006 with a $1 purchase option payment due December 2006. The Note is secured by the equipment purchased.

                Note Balance                                $ 45,785

          The Company has a note payable to Canon Financial Services, Inc. dated February 13, 2002, in the amount of $11,500 on the purchase of a scanner. The note has 30 monthly payments of $407, including interest at approximately 4.70% per annum, plus sales tax. The initial payment of $814 paid the first and last payment. The Note will mature in August 2004 with an end of term purchase option at 10% of maximum Fair Market Value due September 2004. The Note is secured by the equipment purchased.

                Note Balance                                $ 10,043

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

NOTE 6    LONG-TERM DEBT (CONT'D)
---------------------------------

          The Company has a note payable/Master Lease Agreement to Graybar Financial Services, LLC dated January 18, 2002, in the amount of $14,388 on the purchase of a Cisco 1721 Voice Equipment. The note has 60 monthly payments of $313, including interest at approximately 10.96% per annum, plus sales tax. The initial payment of $625 paid the first and last payment. The Note will mature in July 2007 with a $1 purchase option payment due at the end of the lease. The Note is secured by the equipment purchased.

                Note Balance                                $ 13,653

          Maturities on the Notes Payable subsequent to June 30, 2002 are as follows:

                FOR THE 12 MONTHS ENDING
                         JUNE 30,                     PRINCIPAL AMOUNT
                         --------                     ----------------

                           2003                             $  584,384
                           2004                                343,843
                           2005                                889,818
                           2006                                158,452
                           2007                                 89,382
                          Balance                               41,185
                                                            ----------
                             TOTAL                          $2,107,064
                                                            ==========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

NOTE 7    INCOME TAXES
----------------------

          Effective January 1, 1997 the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

          The differences between the statutory Federal Income Tax and Income Taxes is accounted for as follows:

                                                                     2002                          2001
                                                                     ----                          ----
                                                                   PERCENT OF                   PERCENT OF
                                                                     PRETAX                       PRETAX
                                                       AMOUNT        INCOME          AMOUNT       INCOME
                                                       -------       ------         --------       -----

Statutory Federal Income Tax (Benefits)                $(5,608)      (15.0%)        $(11,605)     (15.0%)

Increase resulting from State Income
Tax, net of Federal Tax Benefit                         (2,429)       (7.6%)          (5,030)      (7.6%)
                                                       -------       ------         --------       -----

Income Taxes (Benefits)                                $(8,037)      (22.6%)        $(16,635)     (22.6%)
                                                       =======       ======         ========      ======

Income Taxes consist of:
 Current                                                     -                             -
 Deferred                                              $(8,037)                     $(16,635)
                                                       -------                      --------
    TOTAL                                              $(8,037)                     $(16,635)
                                                       =======                      ========

          The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:

                                                           2002
                                                           ----
                                                TEMPORARY          TAX
                                                DIFFERENCE        EFFECT
                                                ----------        -------

          Depreciation and Amortization            $(169,441)      $(54,712)
          Allowance for Doubtful Accounts          $ 242,358       $ 61,668
          Gain on Sale of Subsidiary               $  18,766       $  4,035


          Able Energy, Inc., et al, open years are December 31, 1999, 2000 and June 30, 2001 and 2002. The Company has a net operating loss carryforward of approximately $2,730,000. The net operating loss expires between June 30, 2019 and 2021.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

NOTE 7    INCOME TAXES (CONT'D)
-------------------------------

          These carryforward losses are available to offset future taxable income, if any. The Company's utilization of this carryforward against future taxable income is subject to the Company having profitable operations or sale of Company assets which create taxable income. At this time, the Company believes that a full valuation allowance should be provided. The component of the deferred tax asset as of June 30, 2002 are as follows:

             Net Operating Loss Carryforward - Tax Effect         $ 928,200
             Valuation Allowance                                   (928,200)
                                                                  ---------
             Net Deferred Tax based upon Net
                 Operating Loss Carryforward                      $  - 0 -
                                                                  =========

NOTE 8    PROFIT SHARING PLAN
-----------------------------

          Effective January 1, 1997, Able Oil Company established a Qualified Profit Sharing Plan under Internal Revenue Code Section 401-K. The Company matches 25% of qualified employee contributions. The expense was $30,270 (2002) and $27,665 (2001).

NOTE 9    NOTE RECEIVABLE - SUBSIDIARY
--------------------------------------

          The Company has a Note Receivable from PriceEnergy.Com, Inc. for advances made in the development of the Website, including hardware and software costs. All of PriceEnergy.Com, Inc.'s assets are pledged as collateral to Able Energy, Inc. The amount of the note is $1,350,000 dated November 1, 2000 with interest at 8% per annum payable quarterly. Principal payments to begin two years after the date of the Note, November 1, 2002. Interest, in the amount of $108,000 has been accrued for the year ended June 30, 2002. Unpaid accrued interest due through June 30, 2002 is $180,000. The Note, accrued interest and interest expense have been eliminated in the consolidated financial statements (See Notes 1 and 13). Able Oil Company has an accounts receivable for sale of heating oil from PriceEnergy.Com, Inc. of $1,336,646 which has been eliminated in consolidation against the accounts payable on PriceEnergy.Com, Inc.

NOTE 10   COMMITMENTS AND CONTINGENCIES
---------------------------------------

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001



NOTE 10   COMMITMENTS AND CONTINGENCIES (CONT'D)
------------------------------------------------

          Able Oil Company is under contract to purchase #2 oil as follows:

                                                                                    GALLONS OPEN          OPEN DOLLAR
                                                                                      COMMITMENT         COMMITMENT AT
           COMPANY                          PERIOD              TOTAL GALLONS         AT 6/30/02             6/30/02
           -------                          ------              -------------         ----------             -------

           Conectiv Energy            10/1/02 - 3/31/03              252,000            252,000               $181,616
           Conectiv Energy            11/1/02 - 3/31/03              210,000            210,000               $153,615
           Mieco, Inc.                11/1/02 - 2/28/03            1,050,000          1,050,000         See Note Below

          The agreement with Mieco, Inc. contains the following terms:

     2. The oil has been delivered and is in storage at the Company's facility in Rockaway, New Jersey. Mieco, Inc. has filed a UCC for the product stored at the terminal.

     3. The purchase price FOB delivered basis buyer's terminal shall be set when buyer (the Company) notifies Mieco that it will purchase in minimum 1,000 barrel increments. The delivery month NYMEX heating oil contract prior to its expiration will be used. The price plus the differential of USD $.0125 per gallon shall be the established price for this contract for all barrels delivered in accordance with the schedule set forth in the agreement.

          Able Propane, LLC is under contract with Keystone-Propane Service, Inc. to purchase propane gas for the period October 1, 2002 through March 31, 2003. The total is 210,000 gallons at $ .53 per gallon, total cost $111,300.

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

          The seller by reduction of its mortgage will pay costs related to the above up to $250,000 (see Note 6). A settlement has been achieved by the Company with regard to the lawsuit. The settlement provides for a lump sum payment of $397,500 from the defendants to the Company. In return, the defendants require a release from the Estate (the Seller) and a release and indemnification from the Company. The defendants will provide a release to Able Energy and the Estate. Pursuant to the original agreement, the Estate receives 50% of the settlement amount, net of attorney fees.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

NOTE 10   COMMITMENTS AND CONTINGENCIES (CONT'D)
------------------------------------------------
          This has been amended by an agreement dated November 5, 2001. The entire settlement, net of attorney fees, will be placed in an attorney's escrow account for payment of all investigation and remediation costs.

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

          ThinkSpark has filed a counterclaim seeking payment of $283,100.62, which is the total amount of bills rendered. There is a liability of $107,861 in accounts payable on the financial statements. This amount represents the original estimate of $266,000, less payments, to ThinkSpark and the new firm hired to complete the project. On January 11, 2002, Price Energy and ThinkSpark agreed to settle their dispute. Price Energy will pay ThinkSpark $30,000 and there will be mutual releases of all claims as well as dismissals of the pending actions in New Jersey and Texas. The liability at June 30, 2002 was $25,000 and was paid in July 2002.

          The Company in the normal course of business has been involved in several suits. Two suits have been settled out of court at agreeable terms, according to management. No suits are currently in litigation, except as noted above.

NOTE 11   OPERATING LEASE
-------------------------

          Able Energy Terminal, LLC, has acquired the following lease on the property it purchased on Route 46 in Rockaway, New Jersey.

          The lease with Able Oil Company, a wholly owned subsidiary of Able Energy, Inc., has an expiration date of July 31, 2004. The lease provides for a monthly payment of $1,200 plus a one cent per gallon through put, as per a monthly rack meter reading.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

NOTE 11   OPERATING LEASE (CONT'D)
----------------------------------

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

          The rent for the first year is $7,145.83 per month and the second through fifth year is $7,431.67 per month, plus 20.5% of the building's annual operational costs and it's portion of utilities. The monthly rent, including Common Area Charges, as of October 2000 is $9,084 per month. The lease does not contain any option for renewal. The rent expense was $119,443 for the year ended June 30, 2002. The estimated future rents are as follows:

                     YEAR ENDED JUNE 30,
                     -------------------
                            2003                                $110,000
                            2004-2005                            230,000
                                                                --------
                                  Total                         $340,000
                                                                ========


          The following summarizes the month to month operating leases for the other subsidiaries:

           Able Oil Melbourne      $500.00, per month,  Total  rent expense
                                           years ended June 30, 2002 and
                                           2001,  $6,000
           Able Energy New York    $500.00, per month,  Total  rent expense
                                           years ended  June 30, 2002 and
                                           2001, $6,000

NOTE 12   FRANCHISING
---------------------

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

NOTE 12   FRANCHISING (CONT'D)
------------------------------

          The franchisee paid the following amounts in July 2001:

               1.   A non-refundable franchise fee of $25,000.
               2. An advertising deposit of $15,000 and a $5,000 escrow deposit.

          The non-refundable fee of $25,000 has been recorded as Other Income in the period ended June 30, 2002, and the advertising deposit has been credited to advertising expense.

NOTE 13   RELATED PARTY TRANSACTIONS
------------------------------------

          $44,690 is due from the major Shareholder/Officer of the Company. This amount is evidenced by a Note bearing interest at a rate of 6% between the Shareholder and the Company. This Shareholder has loaned the Company $55,000, on May 10, 2002 evidenced by a Demand Note with interest at 6% per annum, which can be paid all or in part at any time without penalty.

          The following officers of this Company own stock in the subsidiary, PriceEnergy.Com, Inc., which they incorporated in November 1999.

               Chief Executive Officer                  23.5%
               President                                 3.6%

          No capital contributions have been made by these officers (See Notes 1 and 9).

NOTE 14   EARNINGS PER SHARE
----------------------------

          The shares used in the computation of the Company's basic Earnings Per Common Share are as follows:

                                                                JUNE 30,        JUNE 30,
                                                                  2002            2001
                                                                  ----            ----

          Weighted Average of Common Shares Outstanding         2,001,332       2,000,000
          Dilutive Effect of:
              Employee Stock Options                                    -               -
              Stock Warrants                                            -               -
                                                                ---------       ---------
                  Weighted Average Common Shares Outstanding    2,001,332       2,000,000
                                                                =========       =========

          The dilutive potential common shares that were anti-dilutive at June 30, 2002 amounted to 50,456 Shares.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

NOTE 15   STOCK OPTION PLANS
----------------------------

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

                                                                       OUTSTANDING OPTIONS
                                                                       -------------------
                                      NUMBER OF SHARES           EXERCISE PRICE              TERM
                                      ----------------           --------------              ----
          January 6, 2000
             Grants                             56,000                     $5.00            5 years
             Exercises                               0

          December 1, 2000
             Grants                             48,090                     $3.25            3 years
             Exercises                           1,250

          December 21, 2000
             Grants                             60,000                     $1.80            5 years
             Exercises                               0

             Grants                             23,000                     $2.25            5 years
             Exercises                               0

16        STOCK WARRANTS
------------------------

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

          The 100,000 warrants to purchase shares of common stock were outstanding during the second quarter of 2002 and were not included in the computation of diluted EPS as the warrants' exercise price was greater than the average market price of the common stock, which was $3.93 for the quarter ended June 30, 2002.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2002 AND 2001

NOTE 17   COMPENSATED ABSENCES
------------------------------

          There has been no liability accrued for compensated absences; as in accordance with Company policy all compensated absences, accrued vacation and sick payment must be used by December 31st. At June 30, 2002, any amount for accrual of the above is not material and has not been computed.

NOTE 18   STOCK ISSUANCE
------------------------

          During the quarter ended June 30, 2002, 6,000 shares of Common Stock were issued to the directors for services rendered during the year 2000, and charged at the fair market value as Directors Fees. The share price was $3.40 per share for total Directors Fees of $20,400.

NOTE 19   SUBSEQUENT EVENT
--------------------------

          On August 2, 2002, 6,000 shares of Common Stock were issued to the Directors for services rendered during the year 2001, and charged at the fair market value as Directors' Fees. The share price was $4.00 per share for total Directors' Fees of $24,000.

          We have been informed by management that Fleet Bank has informed them the bank will not renew the credit facility upon expiration of the Agreement which is November 30, 2002 (see Note 4). Management has informed us they are currently in discussion for a new credit facility.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

      The directors and executive officers of the Company are as follows:

--------------------------------------- ------------- ---------------------------------------------------------------
NAME                                        Age       Position
--------------------------------------- ------------- ---------------------------------------------------------------
Timothy Harrington                           35       Chief Executive Officer, Chairman of the Board and Secretary
--------------------------------------- ------------- ---------------------------------------------------------------
Christopher P. Westad                        48       President, Chief Financial Officer and Director
--------------------------------------- ------------- ---------------------------------------------------------------
James Purcaro                                40       Director
--------------------------------------- ------------- ---------------------------------------------------------------
Gregory Sichenzia                            40       Director
--------------------------------------- ------------- ---------------------------------------------------------------
Patrick O'Neill                              42       Director
--------------------------------------- ------------- ---------------------------------------------------------------
Edward C. Miller, Jr.                        35       Director
--------------------------------------- ------------- ---------------------------------------------------------------

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

      CHRISTOPHER P. WESTAD, serves as the President, Chief Financial Officer and a Director of the Company. Since September 1996, Mr. Westad has served as the President of Able Propane, and since July of 1998, President of Able Energy, Inc. From 1991 through 1996, Mr. Westad was a Market Manager and Area Manager for Ferrellgas Partners, L.P., a company engaged in the retail distribution of liquefied petroleum gas. >From 1977 through 1991, Mr. Westad served in a number of management positions with RJR Nabisco. In 1975, Mr. Westad received a Bachelor of Arts in Business and Public Management from Long Island University--Southampton, New York.

      JAMES PURCARO, has served as a director to the Company since September1999. Since 1986, Mr. Purcaro has served as the president and chief executive officer of Kingsland Trade Print Group, Inc., a commercial printing company.

      GREGORY SICHENZIA, has served as a director to the Company since August 1999. Mr. Sichenzia is a partner of the law firm of Sichenzia, Ross Friedman, and Ferrence LLP in New York, New York and has been since May 1998. Prior to that he had been a partner of Singer Zamansky LLP in New York, New York, since November 1996. Prior to that he had been an associate attorney at Schneck Waeltman Hashmall & Mischel LLP in New York City, since 1994.

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

      RON J. PONDER, has served as a director to the Company since June 2002. Mr. Ponder has served as Chief Executive Officer of Telecom, Media & Networks, a Cap Gemini Ernst & Young company since 1999. Previously, Mr.

Ponder served as President and CEO of BDSI, a telecommunications and software company, from 1997 until being acquired by Cap Gemini Telecommunications in 1999. Prior to that, Mr. Ponder served as Executive Vice President of Operations and Service Management for AT&T where he was responsible for budgets in excess of $18 billion and an employee base of over 25,000. Before joining AT&T, Mr. Ponder was CIO for Sprint communications and spent 17 years at Federal Express spearheading some of the most critical innovations in the overnight package industry. Mr. Ponder holds a Doctorate in Information Systems and Operations Research from Mississippi State University, and an MBA from Louisiana Polytechnic University.

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

COMPENSATION OF DIRECTORS

      The Company recently paid compensation to the directors in the amount of 2,000 common shares of common stock in the Company for acting in such capacity..

      Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. Directors are reimbursed for travel expenses.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2002, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during fiscal year 2002.

ITEM 10.   EXECUTIVE COMPENSATION

      The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer and President for services rendered in all capacities to the Company for the fiscal years ending 2002, 2001, and 2000. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

-------------------------------------------------------------------- -----------------------------------------------
                        ANNUAL COMPENSATION                                      LONG-TERM COMPENSATION
                                                                     ------------------------- ---------------------
                                                                              Awards                 Payouts
------------------- --------- ------------ ---------- -------------- ------------ ------------ ---------- ----------
     Name and         Year    Salary ($)   Bonus ($)  Other Annual   Restricted   Securities   LTIP       All,
Principal Position                                    Compensation   Stock Award  Underlying   Payouts    Other
                                                           ($)                     Options /      ($)     Compen-
                                                                                   SARs (#)               sation ($)
------------------- --------- ------------ ---------- -------------- ------------ ------------ ---------- ----------
Timothy               2002      225,000      19,033     7,284 (1)
Harrington,
Chief
Executive Officer
                    --------- ------------ ---------- -------------- ------------ ------------ ---------- ----------
                      2001      225,000      14,890     7,284 (1)
                    --------- ------------ ---------- -------------- ------------ ------------ ---------- ----------
                      2000      225,000           -    11,000 (1)         -            -           -          -
------------------- --------- ------------ ---------- -------------- ------------ ------------ ---------- ----------
Christopher P.        2002      100,000       6,360     5,035 (1)
Westad,
President
                    --------- ------------ ---------- -------------- ------------ ------------ ---------- ----------
                      2001      100,000       5,746     5,035 (1)         -            -           -          -
                    --------- ------------ ---------- -------------- ------------ ------------ ---------- ----------
                      2000      100,000           -         -             -            -           -          -
                                                   -------------

(1) Represents car allowance and travel expense reimbursements pursuant to his employment agreement with the Company.

OPTION GRANTS

      No option grants were made to our executive officers during fiscal year ended June 30, 2002.

      No named executive held unexercised options as at June 30, 2002.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of June 30, 2002, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) all directors and officers of the Company as a group:

     --------------------------------- ------------------------ -------------------------

                                          NUMBER OF SHARES       APPROXIMATE PERCENTAGE
                                            BENEFICIALLY           OF COMMON STOCK**
     NAME*                                      OWNED
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

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      From time to time, our majority-owned subsidiary Price Energy has borrowed money from us. As of June 30, 2001, the aggregate indebtedness to us was a promissory note made on November 1, 2000 for $1,350,000. This note bears interest at a rate of 8% per annum payable quarterly with principal payments beginning on November 1, 2002. Able Energy, Inc. own approximately 70.6% of Price Energy, Timothy Harrington, our Chief Executive Officer, owns 23%, and Christopher Westad, our President, owns 3.6%.

      On May 10, 2002, we borrowed $55,000 from our Chief Executive Officer, Timothy Harrington. This amount is evidenced by a demand note bearing interest at a rate of 6%. Currently, $44,690 is due to Mr. Harrington.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K

      The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

EXHIBITS

      The following Exhibits are filed as part of this Report:

 Exhibit
 Number      Description
 ------      -----------
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

    99.1 Certification of the Chief Executive Officer of Able Energy, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certification of the Chief Financial Officer of Able Energy, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of September, 2002.

                                    ABLE ENERGY, INC.


                                    /s/ Timothy Harrington
                                    Timothy Harrington, Chief Executive Officer,
                                    Secretary, and Chairman

                                    /s/ Christopher P. Westad
                                    Christopher P. Westad, President, Chief
                                    Financial Officer, and Director

                                    /s/ James Purcaro
                                    James Purcaro, Director

                                    /s/ Gregory Sichenzia
                                    Gregory Sichenzia, Director

                                    /s/ Patrick O'Neill
                                    Patrick O'Neill, Director

                                    /s/ Edward C. Miller, Jr.
                                    Edward C. Miller, Jr., Director

                                    /s/ Ron Ponder
                                    Ron Ponder, Director