Form 10-Q
period 2002-09-30
ABLE ENERGY INC
filed 2002-11-13
CIK 1065728

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2002

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

     Indicate by check X whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 6, 2002, 2,013,250 shares, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.


                         ------------------------------

                                TABLE OF CONTENTS
                                -----------------


                                                                       PAGE
                                                                       ----
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheets as of June 30, 2002 and
            September 30, 2002                                            3 - 4

         Consolidated Statements of Income for the three
            months ended September 30, 2002 and September 30, 2001        5

         Consolidated Statement of Stockholders' Equity three months
            ended September 30, 2002                                      6

         Consolidated Statements of Cash Flows for the three months
            ended September 30, 2002 and 2001                             7

         Notes to Unaudited Financial Statements                          8 - 26

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS
                                     ------

                                                                                  SEPTEMBER            JUNE 30,
                                                                                     2002                2002
                                                                                 (UNAUDITED)           (AUDITED)
                                                                                 -----------          -----------
CURRENT ASSETS:
    Cash                                                                           $   680,016          $   258,560
    Accounts Receivable (Less Allowance for Doubtful
       Accounts of ($242,358)                                                        2,120,544            1,933,526
    Inventory                                                                          425,191              405,424
    Notes Receivable - Current Portion                                                  34,428               32,756
    Miscellaneous Receivables                                                           68,903              113,905
    Prepaid Expenses                                                                   275,699              228,839
    Prepaid Expense - Income Taxes                                                       4,796                2,733
    Deferred Income Tax                                                                 65,703               65,703
    Due From Officer                                                                    44,690               44,690
                                                                                   -----------          -----------
        Total Current Assets                                                         3,719,970            3,086,136
                                                                                   -----------          -----------

PROPERTY AND EQUIPMENT:
    Land                                                                               451,925              451,925
    Buildings                                                                        1,096,046            1,096,046
    Trucks                                                                           3,069,469            3,037,192
    Fuel Tanks                                                                       1,255,994            1,190,153
    Machinery and Equipment                                                            576,123              576,123
    Leasehold Improvements                                                             575,399              578,792
    Cylinders                                                                          732,266              731,692
    Office Furniture and Equipment                                                     200,640              200,640
    Website Development Costs                                                        2,200,511            2,200,511
                                                                                   -----------          -----------
                                                                                    10,158,373           10,063,074
    Less: Accumulated Depreciation and Amortization                                  3,751,070            3,461,342
                                                                                   -----------          -----------
        NET PROPERTY AND EQUIPMENT                                                   6,407,303            6,601,732
                                                                                   -----------          -----------

OTHER ASSETS:
    Deposits                                                                           107,320               70,570
    Notes Receivable - Less Current Portion                                            214,956              216,628
    Customer List, Less Accumulated Amortization of  ($188,122) at
        September 30, 2002, and June 30, 2002                                          422,728              422,728
    Covenant Not to Compete, Less Accumulated Amortization of
         ($61,667) at September 30, 2002 and ($56,667) at June 30, 2002                 38,333               43,333
    Development Costs - Franchising, Less accumulated
           Amortization of ($11,489) at September 30, 2002 and ($9,191)
           at June 30, 2002                                                             34,466               36,764
                                                                                   -----------          -----------
         TOTAL OTHER ASSETS                                                            817,803              790,023
                                                                                   -----------          -----------

        TOTAL ASSETS                                                               $10,945,076          $10,477,891
                                                                                   ===========          ===========

                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

                       CONSOLIDATED BALANCE SHEET (Cont'd)
                       -----------------------------------

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------

                                                                                SEPTEMBER 30,           JUNE 30,
                                                                                    2002                  2002
                                                                                 (UNAUDITED)            (AUDITED)
                                                                                 -----------            ---------
CURRENT LIABILITIES:
    Accounts Payable                                                               $ 1,491,963          $ 1,159,341
    Note Payable - Bank                                                              1,270,000            1,470,000
    Notes Payable - Other                                                            1,250,000              500,000
    Current Portion of Long-Term Debt                                                  632,522              584,384
    Accrued Expenses                                                                   223,385              309,363
    Accrued Taxes                                                                       28,565               24,673
    Customer Pre-Purchase Payments                                                   1,226,056              880,111
    Customer Credit Balances                                                           567,447              548,336
    Escrow Deposits                                                                     16,952               28,472
    Note Payable - Officer                                                              55,000               55,000
                                                                                   -----------          -----------
        Total Current Liabilities                                                    6,761,890            5,559,680

DEFERRED INCOME                                                                         79,679               79,679
DEFERRED INCOME TAXES                                                                   57,832               54,712
LONG TERM DEBT: less current portion                                                 1,490,362            1,522,680
                                                                                   -----------          -----------
        TOTAL LIABILITIES                                                            8,389,763            7,216,751
                                                                                   -----------          -----------

STOCKHOLDERS' EQUITY:
    Preferred Stock
    Authorized 10,000,000 Shares Par Value $.001 per share
     Issued - None
    Common Stock
    Authorized 10,000,000 Par Value $.001 per share Issued
      and Outstanding 2,013,250 Shares September 30, 2002, and
           2,007,250 at June 30, 2002                                                    2,014                2,008
    Paid in Surplus                                                                  5,711,224            5,687,230
    Retained Earnings (Deficit)                                                     (3,157,925)          (2,428,098)
                                                                                   -----------          -----------
        TOTAL STOCKHOLDERS' EQUITY                                                   2,555,313            3,261,140
                                                                                   -----------          -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $10,945,076          $10,477,891
                                                                                   ===========          ===========


                             See Accompanying Notes
                                        4

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                THREE MONTHS SEPTEMBER 30,
                                                                                --------------------------

                                                                                2002                  2001
                                                                                ----                  ----
NET SALES                                                                    $6,233,339            $5,267,297

COST OF SALES                                                                 5,402,825             4,720,046
                                                                             ----------            ----------

   GROSS PROFIT                                                                 830,514               547,251
                                                                             ----------            ----------

EXPENSES
   Selling, General and Administrative Expenses                               1,211,527             1,214,557
   Depreciation and Amortization Expense                                        297,406               298,221
                                                                             ----------            ----------
      TOTAL EXPENSES                                                          1,508,933             1,512,778
                                                                             ----------            ----------

   (LOSS) FROM OPERATIONS                                                      (678,419)             (965,527)
                                                                             ----------            ----------

OTHER INCOME (EXPENSES):
   Interest and Other Income                                                     32,835                84,680
   Interest Expense                                                            (81,123)              (71,238)
                                                                             ----------            ----------
      TOTAL OTHER INCOME (EXPENSES)                                            (48,288)                13,442
                                                                             ----------            ----------

   (LOSS) BEFORE PROVISION FOR INCOME TAXES                                    (726,707)             (952,085)

PROVISION (REDUCTION) FOR INCOME TAXES                                            3,120               (1,075)
                                                                             ----------            ----------

   NET (LOSS)                                                                $ (729,827)           $ (951,010)
                                                                             ==========            ==========

BASIC (LOSS) PER COMMON SHARE                                                 $    (.36)            $    (.48)
                                                                              =========             =========

DILUTED (LOSS) PER COMMON SHARE                                               $    (.36)            $    (.48)
                                                                              =========             =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                                                2,003,831             2,000,298
                                                                              =========             =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
    ASSUMING DILUTION                                                         2,003,831             2,000,298
                                                                              =========             =========


                             See Accompanying Notes
                                        5

                       ABLE ENERGY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      THREE MONTHS ENDED SEPTEMBER 30, 2002

                                   (UNAUDITED)


                                  COMMON STOCK
                                 .001 PAR VALUE
                                 --------------
                                                                                    ADDITIONAL        TOTAL
                                                                    PAID-IN          RETAINED      STOCKHOLDERS'
                                    SHARES         AMOUNT           SURPLUS          EARNINGS         EQUITY
                                    ------         ------           -------          --------         ------

Balance - July 1, 2002            2,007,250        $2,008          $5,687,230      $(2,428,098)     $3,261,140

Shares Issued                         6,000             6              23,994                           24,000

Net Loss                                                                              (729,827)       (729,827)
                                  ---------        ------          ----------      -----------      ----------

Balance - September 30, 2002      2,013,250        $2,014          $5,711,224      $(3,157,925)      $2,555,313
                                  =========        ======          ==========      ===========       ==========










                             See Accompanying Notes
                                        6

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED SEPTEMBER 30
                                                                                                UNAUDITED
                                                                                                ---------
                                                                                2002                      2001
                                                                                ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
   Net  (Loss) - Continuing Operations                                       $(729,827)               $ (951,010)
   Adjustments to Reconcile Net Income to Cash
   used by Operating Activities:
      Depreciation and Amortization                                            297,406                   298,221
      Directors' Fees                                                           24,000                         -
      (Increase) Decrease in:
         Accounts Receivable                                                 (187,018)                  (230,275)
         Inventory                                                            (19,767)                  (252,425)
         Prepaid Expenses                                                     (48,923)                    (4,794)
         Deposits                                                                    -                   (11,000)
         Loss on Disposition of Assets                                             535                         -
      Increase (Decrease) in:
         Accounts Payable                                                      332,622                   (99,495)
         Accrued Expenses                                                      (82,086)                 (163,577)
         Customer Advance Payments                                             345,945                   706,695
         Customer Credit Balances                                               19,111                   268,213
         Deferred Income Taxes                                                   3,120                   (1,075)
         Escrow Deposits                                                      (11,520)                    52,181
                                                                              --------                 ---------
           NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                    (56,402)                 (388,341)
                                                                              --------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Purchase of Property and Equipment                                         (96,214)                   (25,736)
   Website Development Costs                                                         -                    25,000
    Note and Other Receivables                                                  45,002                     8,882
    Deposits                                                                  (36,750)                         -
                                                                              --------                 ---------
          NET CASH (USED) PROVIDED  BY INVESTING ACTIVITIES                   (87,962)                     8,146
                                                                              --------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
   (Decrease) in Notes Payable - Bank                                        (200,000)                  (449,720)
   Increase in Notes Payable - Other                                           750,000                         -
   Decrease in Long-Term Debt                                                (125,055)                  (139,026)
   Increase in Long-Term Debt                                                  140,875                         -
   Sale of Common Stock                                                         -                          4,063
                                                                              --------                 ---------
           NET CASH (USED) PROVIDED  BY FINANCING ACTIVITIES                   565,820                  (584,683)
                                                                              --------                 ---------

NET INCREASE (DECREASE) IN CASH                                                421,456                  (964,878)
Cash - Beginning of Period                                                     258,560                 1,489,018
                                                                              --------                 ---------
Cash - End of Period                                                         $ 680,016                $  524,140
                                                                             =========                ==========

The Company had Interest Cash Expenditures of:                               $  87,136                $   71,638
The Company had Tax Cash Expenditures of:                                    $   4,971                $        -

                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                      JUNE 30, 2002 AND SEPTEMBER 30, 2002
                      ------------------------------------

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

          PRINCIPLES OF CONSOLIDATION
          The consolidated financial statements include the accounts of Able Energy, Inc. and its subsidiaries. The minority interest of 1% in Able Propane, LLC is immaterial and has not been shown separately. All material inter-company balances and transactions were eliminated in consolidation.

          MAJORITY OWNERSHIP
          The Company is the majority owner, owning 70.6% of the issued shares of a subsidiary, PriceEnergy.Com, Inc. in which their capital investment is $25,000. The subsidiary has established a Web Site for the sale of products through a network of suppliers originally on the East Coast of the United States. The Web Site became active in October 2000 (See Notes 8 and 13)

          MINORITY INTEREST
          The minority interest in PriceEnergy.Com, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, the losses have been charged against the Company, the majority owner. The loss for three months ended September 30, 2002 is $197,695 (See Notes 8 and 13).

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

          These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended June 30, 2002. The Company follows the same accounting policies in preparation of interim reports.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2002 AND SEPTEMBER 30, 2002
                      ------------------------------------

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
-----------------------------------------------------------

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

          The Company's operations are subject to seasonal fluctuations with a majority of the Company's business occurring in the late fall and winter months. Approximately 70% of the Company's revenues are earned and received from October through March, and the overwhelming majority of such revenues are derived from the sale of HVAC products and services and home heating fuel. However, the seasonality of the Company's business is offset, in part, by the increase in revenues from the sale of diesel and gasoline fuels during the spring and summer months due to the increased use of automobiles and construction apparatus.

          INVENTORIES
          Inventories are valued at the lower of cost (first in, first out method) or market.

          PROPERTY AND EQUIPMENT
          Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided by using the straight-line method based upon the estimated useful lives of the assets (5 to 40 years). Depreciation expense for the three months ended September 30, 2002 and 2001 amounted to $180,083 and $170,664, respectively.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2002 AND SEPTEMBER 30, 2002
                      ------------------------------------

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
-----------------------------------------------------------

          WEB SITE DEVELOPMENT COSTS
          Costs of $2,200,511 incurred in the developmental stage for computer hardware and software have been capitalized in accordance with accounting pronouncement SOP98-1. The costs are included in Property and Equipment and will be amortized on a straight line basis during the estimated useful life, 5 years. Operations commenced in October 2000. Amortization for the three months ended September 30, 2002 and 2001 amounted to $110,025 and $106,564, respectively.

          INTANGIBLE ASSETS
          Intangibles are stated at cost and amortized as follows: Customer Lists of $571,000 and Covenant Not To Compete of $183,567 related to the Connell's Fuel Oil Company acquisition on October 28, 1996, by Able Oil Company are being amortized over a straight-line period of 15 and 5 years, respectively. The current period amortization also includes a customer list of $39,850 and Covenant Not To Compete of $100,000 relating to the acquisition from B & B Fuels on August 27, 1999, is being amortized over a straight-line period of 10 and 5 years, respectively. The amortization for the three months ended September 30, 2002 and 2001 are $5,000 and $20,993, respectively. The Covenant Not to Compete with Connell's Fuel Oil Company ended in October 2001, and was fully amortized.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2002 AND SEPTEMBER 30, 2002
                      ------------------------------------

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
-----------------------------------------------------------

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

          Financial instruments which potentially subject the Company to concentrations of credit risk consists of checking and savings accounts with several financial institutions in excess of insured limits. The excess above insured limits is approximately $470,147. The Company does not anticipate non-performance by the financial institutions.

          CASH
          For the purpose of the statement of cash flows, cash is defined as balances held in corporate checking accounts and money market accounts.

          ADVERTISING EXPENSE
          Advertising costs are expensed at the time the advertisement appears in various publications and other media. The expense was $133,788 and $128,265 for the three months ended September 30, 2002 and 2001, respectively.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2002 AND SEPTEMBER 30, 2002
                      ------------------------------------

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
-----------------------------------------------------------

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

          COMPUTATION OF NET INCOME (LOSS) PER SHARE
          Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares primarily consist of employee stock options.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2002 AND SEPTEMBER 30, 2002
                      ------------------------------------

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
-----------------------------------------------------------

          RECENT ACCOUNTING PRONOUNCEMENTS (CONT'D)
          The Company has reviewed the provisions of these Statements. It is management's assessment that customer lists impairment will not result upon adoption. As of June 30, 2001, the Company has net unamortized customer lists of $422,728. Amortization expense of the customer list was $20,125 for the six month short year ended June 30, 2001 and $42,052 for the full year ended December 31, 2000.

NOTE 2  NOTES RECEIVABLE
------------------------

     A. The Company has a Receivable from Able Montgomery, Inc. and Andrew W. Schmidt related to the sale of Able Montgomery, Inc. to Schmidt, and truck financed by Able Energy, Inc. No payments of principal or interest had been received for more than one year. A new note was drawn dated June 15, 2000 for $170,000, including the prior balance, plus accrued interest. The Note bears interest at 9.5% per annum and payments commence October 1, 2000. The payments will be monthly in varying amount each year with a final payment of $55,981.07 due September 1, 2010. No payments were received in the year ended December 31, 2000. In February 2001, two (2) payments were received in the amount $2,691.66, interest only. In September 2001, $15,124.97 was received covering payments from December 2000 through October 2001, representing interest of $14,804.13 and principal of $320.84. No payments have been received since October 2001.

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


     Maturities of the Note Receivable are as follows:

              For the 12 Months Ending
                     September 30,                       Principal Amount
                     -------------                       ----------------
                       2003                                  $  13,023
                       2004                                      9,680
                       2005                                     12,577
                       2006                                     12,811
                       2007                                     14,082
                       Balance                                 107,183
                                                              --------
                               Total                          $169,356
                                                              ========

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2002 AND SEPTEMBER 30, 2002
                      ------------------------------------

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
                                                              ========

NOTE 3  INVENTORIES
-------------------

                ITEMS                           SEPTEMBER 30,        JUNE 30,
                -----                               2002               2002
                                                    ----               ----

                Heating Oil                     $ 124,384          $ 141,114
                Diesel Fuel                        14,465             21,642
                Kerosene                            5,229              6,220
                Propane                             6,172             12,343
                Parts and Supplies                274,941            224,105
                                                ---------          ---------
                     Total                      $ 425,191          $ 405,424
                                                =========          =========

NOTE 4  NOTES PAYABLE BANK
--------------------------

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2002 AND SEPTEMBER 30, 2002
                      ------------------------------------

NOTE 4  NOTES PAYABLE BANK (CONT'D)
-----------------------------------

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

          All of the above and other items as per article VI of the Agreement. The Agreement has a current expiration date of November 30, 2002. We have been informed by management that Fleet Bank has informed them the bank will not renew the credit facility upon expiration of the Agreement which is November 30, 2002. Management has informed us they are currently in discussion for a new credit facility.

          The Agreement with Able Oil Company and PNC Bank, dated August 11, 1999, was amended July 14, 2002. The term was extended from June 30, 2001 to September 29, 2001. The loan was paid in full effective September 29, 2001. The banking relation was terminated and all collateral was being released by PNC Bank.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2002 AND SEPTEMBER 30, 2002
                      ------------------------------------

NOTE 5  NOTES PAYABLE
---------------------

     A.   The Company has borrowed $500,000 from an unrelated individual. The
          Note is dated June 26, 2001 with interest at 12% per annum. The interest will be paid monthly at $5,000 per month commencing on August 1, 2001. The Note will mature on June 26, 2002 unless the borrower (the Company), at its option, elects to extend the maturity date to December 26, 2002. The Company has exercised its option and has extended the Note to December 26, 2002. The Note may be prepaid in whole or part from time-to-time without penalty. No principal payments have been made on the Note. At the maturity date, a final payment of the unpaid principal and interest shall be due and payable. In connection with this Note, the Company has issued the lender warrants to purchase 40,000 shares of its common stock at $4 per share. The warrants vest immediately and must be exercised no later than June 26, 2004. The warrants have not been registered under the Securities Act of 1933.

     B. The Company has borrowed $750,000 from an unrelated company. The mortgage and note are dated September 13, 2002. The term of the note is for one (1) year. Payments of interest only on the outstanding principal balance shall be paid monthly at a rate of 10%. The first payment will be due on November 1, 2002 and on the first day of each month thereafter until October 1, 2003, when the Note shall mature and all principal and accrued interest shall be due and payable in full.

          Prepayment Penalty - in the event borrower makes a voluntary principal payment during the term of this note, borrower shall pay to the lender a premium equal to three (3) monthly payments of interest on the note. The note is collateralized by a mortgage dated September 13, 2002 from Able Energy Terminal, LLC, a wholly owned subsidiary, which is a second mortgage on the property at 344 Route 46, Rockaway, NJ and also by all leases and rents related to the property. The lender has been issued a stock purchase warrant for 100,000 shares at $4 per share. The warrant has not been registered under the Securities Act of 1933. The Company has granted the holder piggy-back registration rights for the Common Stock underlying the warrant on its next registration statement. This warrant does not entitle the holder to any of the rights of a stockholder of the Company. Unless previously exercised, the warrants will expire on September 13, 2004.

NOTE 6  LONG-TERM DEBT
----------------------

          Mortgage note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total note was $145,000. The note is payable in the monthly amount of principal and interest of $1,721.18 with and interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009 which is the final payment. The note is secured by a mortgage made by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horicon Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at September 30, 2002 was $111,194.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2002 AND SEPTEMBER 30, 2002
                      ------------------------------------

NOTE 6  LONG-TERM DEBT (CONT'D)
-------------------------------

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

          The Note is collateralized by the property and equipment purchased and assignment of the leases. The balance due on this Note at September 30, 2002 was $650,000.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2002 AND SEPTEMBER 30, 2002
                      ------------------------------------

NOTE 7  INCOME TAXES
--------------------

          Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

          The differences between the statutory Federal Income Tax and Income Taxes Continuing Operation is accounted for as follows:

                                                               2002
                                                               ----
                                                      AMOUNT          PERCENT
                                                      ------          -------

     Statutory Federal Income Tax                     $ 2,175          15.0%
     State Income Tax                                     945           6.5
                                                      -------          ----

     Income Taxes                                     $ 3,120          21.5%
                                                      =======          ====

     Income Taxes consist of:
      Current                                         $     -
      Deferred                                          3,120
                                                      -------
         Total                                        $ 3,120
                                                      =======

                                                              2001
                                                              ----
                                                                     PERCENT OF
                                                                      PRETAX
                                                      AMOUNT          INCOME
                                                      ------          ------

     Statutory Federal Income Tax                     $  (750)         15.0%
     State Income Tax                                    (325)          6.5
                                                      -------          ----

     Income Taxes                                     $(1,075)         21.5%
                                                      =======          ====

     Income Taxes consists of:
     Current                                          $     -
     Deferred                                          (1,075)
                                                      -------

          Total                                       $(1,075)
                                                      =======

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2002 AND SEPTEMBER 30, 2002
                      ------------------------------------

NOTE 7  INCOME TAXES (CONT'D)
-----------------------------

          The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:

                                                      SEPTEMBER 30, 2002
                                                      ------------------
                                                   TEMPORARY           TAX
                                                  DIFFERENCE          EFFECT
                                                  ----------          ------

     Depreciation and Amortization                 $(183,954)         $(57,832)
     Allowance for Doubtful Accounts                 242,358            61,668
     Gain on Sale of Subsidiary                       18,766             4,035

                                                          JUNE 30, 2002
                                                          -------------
                                                   TEMPORARY           TAX
                                                  DIFFERENCE          EFFECT
                                                  ----------          ------

     Depreciation and Amortization                 $(169,441)         $(54,712)
     Allowance for Doubtful Accounts                 242,358            61,668
     Gain on Sale of Subsidiary                       18,766             4,035

          Able Energy, Inc., et al, open years are December 31, 1999, 2000 and June 30, 2001 and 2002. The Company has a net operating loss carryforward of approximately $2,730,000. The net operating loss expires between June 30, 2019 and 2021.

          These carryforward losses are available to offset future taxable income, if any. The Company's utilization of this carryforward against future taxable income is subject to the Company having profitable operations or sale of Company assets which create taxable income. At this time, the Company believes that a full valuation allowance should be provided. The component of the deferred tax asset as of September 30, 2002 are as follows:

           Net Operating Loss Carryforward - Tax Effect              $928,200
           Valuation Allowance                                       (928,200)
                                                                     --------
           Net Deferred Tax based upon Net
             Operating Loss Carryforward                             $  -0-
                                                                     ========

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2002 AND SEPTEMBER 30, 2002
                      ------------------------------------

NOTE 8   NOTE RECEIVABLE - SUBSIDIARY
-------------------------------------

          The Company has a Note Receivable from PriceEnergy.Com, Inc. for advances made in the development of the Website, including hardware and software costs. All of PriceEnergy.Com, Inc.'s assets are pledged as collateral to Able Energy, Inc. The amount of the note is $1,350,000 dated November 1, 2000 with interest at 8% per annum payable quarterly. Principal payments to begin two years after the date of the Note, November 1, 2002. Interest, in the amount of $27,000 has been accrued for the quarter ended September 30, 2002. Unpaid accrued interest due through September 30, 2002 is $207,000. The Note, accrued interest and interest expense have been eliminated in the consolidated financial statements (See Notes 1 and 13). Able Oil Company has a Note Receivable dated September 30, 2002 from PriceEnergy.Com, Inc. in the amount of $1,510,372.73, with interest at 8% per annum, to be paid quarterly. Principal payments to begin one year after date of Note, October 1, 2003, and continue monthly thereafter. The Note is the result of the transference of the unpaid accounts receivable which resulted from the sale of heating oil through PriceEnergy.Com, Inc. Able Oil Company has a second position as collateral in all of the assets of PriceEnergy.Com, Inc. to Able Energy, Inc. The note receivable has been eliminated in consolidation against the note payable on PriceEnergy.Com, Inc.

NOTE 9   PROFIT SHARING PLAN
----------------------------

          Effective January 1, 1997, Able Oil Company established a Qualified Profit Sharing Plan under Internal Revenue Code Section 401-K. The Company matches 25% of qualified employee contributions. The expense was $5,568 (2002) and $7,268 (2001).

NOTE 10  COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

          Able Oil Company is under contract to purchase #2 oil as follows:

                                                                          GALLONS OPEN          OPEN DOLLAR
                                                                          ------------          -----------
                                                                           COMMITMENT          COMMITMENT AT
                                                                           ----------          -------------
           COMPANY                   PERIOD             TOTAL GALLONS      AT 9/30/02             9/30/02
           -------                   ------             -------------      ----------             -------
           Conectiv Energy     10/1/02 - 3/31/03             252,000          252,000             $181,616
           Conectiv Energy     11/1/02 - 3/31/03             210,000          210,000             $153,615
           Mieco, Inc.         11/1/02 - 2/28/03           1,050,000        1,050,000       See Note Below
           Motiva              11/1/02 - 3/31/03             420,000          420,000             $313,572

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2002 AND SEPTEMBER 30, 2002
                      ------------------------------------

NOTE 10  COMMITMENTS AND CONTINGENCIES (CONT'D)
-----------------------------------------------

          The agreement with Mieco, Inc. contains the following terms:

     1. The oil has been delivered and is in storage at the Company's facility in Rockaway, New Jersey. Mieco, Inc. has filed a UCC for the product stored at the terminal.

     2. The purchase price FOB delivered basis buyer's terminal shall be set when buyer (the Company) notifies Mieco that it will purchase in minimum 1,000 barrel increments. The delivery month NYMEX heating oil contract prior to its expiration will be used. The price plus the differential of USD $.0125 per gallon shall be the established price for this contract for all barrels delivered in accordance with the schedule set forth in the agreement.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2002 AND SEPTEMBER 30, 2002
                      ------------------------------------

NOTE 10  COMMITMENTS AND CONTINGENCIES (CONT'D)
-----------------------------------------------

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

          Price Energy.Com, Inc., a subsidiary, has commenced suit against ThinkSpark Corporation on Consulting Services Agreement, dated June 2, 2000. ThinkSpark was to provide services of professional quality performed by knowledgeable staff familiar with the operation of the software and its application and conforming to generally accepted data processing practices. ThinkSpark agreed that it could develop, deliver and install the system to be operational by mid-August 2000. ThinkSpark ceased work in mid-October 2000 and the project was not completed. Price Energy hired another firm which has completed the project. ThinkSpark admits the original estimate for the project was $266,000.

          Price Energy paid ThinkSpark $82,539 and is paying the new firm $75,600 which will complete the work.

          ThinkSpark has filed a counterclaim seeking payment of $283,100.62, which is the total amount of bills rendered. On January 11, 2002, Price Energy and ThinkSpark agreed to settle their dispute. Price Energy will pay ThinkSpark $30,000 and there will be mutual releases of all claims as well as dismissals of the pending actions in New Jersey and Texas. The liability as of September 30, 2002 has been paid in full.

          The Company in the normal course of business has been involved in several suits. Two suits have been settled out of court at agreeable terms, according to management. No suits are currently in litigation.

NOTE 11  OPERATING LEASE
------------------------

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2002 AND SEPTEMBER 30, 2002
                      ------------------------------------

NOTE 11  OPERATING LEASE (CONT'D)
---------------------------------

          The Company leased 9,800 square feet in the Rockaway Business Centre on Green Pond Road in Rockaway, New Jersey. The facility will be used as a call center and will combine the administrative operations in New Jersey in one facility. The lease has a term of five (5) years from August 1, 2000 through July 31, 2005.

          The rent for the first year is $7,145.83 per month and the second through fifth year is $7,431.67 per month, plus 20.5% of the building's annual operational costs and it's portion of utilities. The monthly rent, including Common Area Charges, as of October 2000 is $9,084 per month. The lease does not contain any option for renewal. The rent expense was $29,397 for the three months ended September 30, 2002. The estimated future rents are as follows:

                  YEAR ENDED JUNE 30,
                  -------------------
                          2003                                  $ 110,000
                          2004-2006                               230,000
                                                                 --------
                                   Total                        $ 340,000
                                                                =========

          The following summarizes the month to month operating leases for the other subsidiaries:

             Able Oil Melbourne                 $500.00, per month
                                                Total  rent expense, $1,500
             Able Energy New York      $500.00, per month
                                                Total  rent expense, $1,500
NOTE 12  FRANCHISING
--------------------

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

          The non-refundable fee of $25,000 has been recorded as Other Income in the period ended September 30, 2001. The advertising deposit was credited to advertising expense in the year ended June 30, 2002. The $5,000 Escrow Deposit was returned in September 2002.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2002 AND SEPTEMBER 30, 2002
                      ------------------------------------

NOTE 13  RELATED PARTY TRANSACTIONS
-----------------------------------

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

NOTE 14  EARNINGS PER SHARE
---------------------------

          The shares used in the computation of the Company's basic Earnings Per Common Share are as follows:

                                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                                2002              2001
                                                                ----              ----
           Weighted Average of Common Shares Outstanding      2,003,831         2,000,298
           Dilutive Effect of:
               Employee Stock Options                                 -                 -
               Stock Warrants                                         -                 -
                                                              ---------         ---------

           Weighted Average Common Shares Outstanding         2,003,831         2,000,298
                                                              =========         =========

          The dilutive potential common shares that were anti-dilutive at September 30, 2002 amounted to 47,306 Shares.

NOTE 15  STOCK OPTION PLANS
---------------------------

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2002 AND SEPTEMBER 30, 2002
                      ------------------------------------

NOTE 15  STOCK OPTION PLANS
---------------------------

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

16       STOCK WARRANTS
-----------------------

          The Company has issued stock warrants as follows:

     1. 60,000 Common Stock Purchase Warrants at $4.81 per share, effective August 31, 2000, and expiring August 31, 2005, to Andrew Alexander Wise & Company in connection with an investment banking advisory agreement with the Company, dated July 1, 2000.

     2. 40,000 Common Stock Purchase Warrants at $4.00 per share, effective June 26, 2001 and expiring June 26, 2004, in connection with a $500,000 Note Payable (See Note 5). These warrantes have not been registered under the Securities Act of 1933.

     3. 100,000 Common Stock Purchase Warrants at $4.00 per share, effective September 13, 2002, and expiring September 12, 2004, in connection with a $750,000 Note Payable (see Note 5).

          The 200,000 warrants to purchase shares of common stock were outstanding during the third quarter of 2002 and were not included in the computation of diluted EPS as the warrants' have not been registered under the Securities Act of 1933.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
               ---------------------------------------------------

                      JUNE 30, 2002 AND SEPTEMBER 30, 2002
                      ------------------------------------

NOTE 17  STOCK ISSUANCE
-----------------------

          During the quarter ended September 30, 2002, 6000 shares of Common Stock were issued to the directors for services rendered during the year 2001, and charged at the fair market value as Directors' Fees. The share price was $4.00 per share for a total Directors' Fees of $24,000.

NOTE 18  COMPENSATED ABSENCES
-----------------------------

          There has been no liability accrued for compensated absences; as in accordance with Company policy, all compensated absences, accrued vacation and sick payment must be used by December 31st. At September 30, 2002, any amount for accrual of the above is not material and has not been computed.

NOTE 19  CASH FLOW INFORMATION
------------------------------

          The Directors received Common Stock as payment of Directors' Fees. No cash was received or paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       ABLE ENERGY, INC. AND SUBSIDIARIES

          Statements in this Quarterly Report on Form 10-Q concerning the Company's outlook or future economic performance, anticipated profitability, gross billings, expenses or other financial items, and statements concerning assumptions made or exceptions to any future events, conditions, performance or other matters are "forward looking statements," as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors that would cause actual results to differ materially from those stated in such statements. Such risks, and uncertainties and factors include, but are not limited to: (i) changes in external competitive market factors or trends in the Company's results of operation; (ii) unanticipated working capital or other cash requirements and (iii) changes in the Company's business strategy or an inability to execute its competitive factors that may prevent the Company from competing successfully in the marketplace.

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

          RESULTS OF OPERATIONS

          THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

          The Company reported revenues of $6,233,339 for the three months ended September 30, 2002, an increase of 18.34% over the prior year's revenues for the same three-month period. This increase can be attributed primarily to the Company's continued aggressive sales activities, which resulted in a larger customer base as well as an increase in the sales of commercial diesel fuels and gasoline. In March of 2002, management instated a business plan to market and sell other liquid products, specifically gasoline and diesel fuel products, during the warmer months. In addition, the company increased its sales of new equipment and HVAC services by 44.21% for this quarter. These changes were initiated to help even out the seasonality of the Company's business when heating oil sales are generally down. Management has committed to a reasonable gross margin percentage to allow for profitability on the sale of these products.

          Gross profit margin, as a percentage of revenues, for the three months ended September 30, 2002, increased to 13.32% from 10.39%, an increase of $283,263 above the prior year's three months results. The increase in margin is primarily a result of the Company's new margin management policy, which was put into effect in September of 2001, and is designed to maximize margins, by product segment, on each of the products and services that it markets to the consumer. This program is designed to promote product pricing that is in line with the specific type of service provided.

          Selling, General, and Administrative expenses, as a percent of sales, decreased by 3.62% from 23.06% in the quarter ending September 30th 2001 to 19.44% during the same period in 2002. The Company attributes this decrease to its continued commitment to controlling expenses, insurance, telephone, and advertising. Management will continue to monitor the fiscal budget against actual results on an ongoing basis in an effort to further reduce SG&A as a percentage of sales.

          Operating loss for the three months ended September 30, 2002 was $678,419, a decrease of 29.74% under the Company's operating loss of $965,527 for the three months ended September 30, 2001. This decreased operating loss for the quarter was directly related to the increase in gross margins, as operating costs, in dollars, were similar to the prior year period.

          Net loss for the three months ended September 30, 2002 decreased by $221,183, or 23.26%, to $729,827 as compared to the same period for the previous year loss of $951,010. This net loss was the result of seasonal factors in the sale of heating oil, propane, and related products in the summer months. Due to the seasonal nature of the business, the 1st fiscal quarter typically experiences the lowest sales volume and net income of the four quarters for the Company.

          OPERATIONAL EFFICIENCIES

          The Company believes that it will continue to increase the utilization of existing personnel and equipment, thus reducing expenses and increasing profitability, within its current business configuration.

          During this past fiscal year, the Company began implementation of a new margin management program designed to increase profitability without sacrificing customer appeal. The Company believes that there is value to the products and services that it provides to its consumers in varying levels based upon the specific needs of the consumer and the products provided. This program is working and has been expanded to include equipment sales and services.

          The Company will begin service billing utilizing a methodology known as "Flat Rate Pricing", an approach similar to that used in the automobile repair field. Flat rate pricing will be introduced in stages with the first phase beginning in the 2nd fiscal quarter of the current year. This system will give sales and service personnel the ability to offer the customer an easy to understand, "package approach" to repairs and equipment installations with one or two line billings per invoice. This system will interface with the Company's automated dispatch communications program that was introduced last year. It is anticipated that this system will be fully implemented within one year.

          RECENTLY IMPLEMENTED TECHNOLOGICAL PROCEDURES

          The Company has established goals, which will be accomplished through the implementation of some modern technologies that are currently being installed into the Company's existing infrastructure.

          The Company will begin introducing additional customer service technology to its Rockaway call and administrative center during the second fiscal quarter of 2002/2003. Management believes that by providing enhancements to existing telephony hardware and in-house management, the Company's call center environment will be provided with the ability to respond to changing call patterns, both higher and lower, without the expense of clerical over-staffing to meet unrealized needs. New software will provide customers with the option of placing an order via a voice activated technology. This will enable customers who simply wish to refill their fuel tank, the opportunity to quickly place an order 24 hours a day without the help of a live customer service representative.

          The Company is now beginning full implementation of the recently announced automated dispatch technology, which provides management with the ability to communicate with service technicians instantaneously. This system also is now performing billing functions at the customer's location as well as documenting payment data instantaneously. Additionally, management is now aware of the status of every on-duty worker and obtains real time reporting for stand-by, enroute, and service work time. This enables the Company to maximize scheduling opportunities and eliminating service technician down time.

          LIQUIDITY AND CAPITAL RESOURCES

          For the three months ended September 30, 2002, compared to the three months ended September 30, 2001, the Company's cash position increased by $155,876 from $524,140 to $680,016. For the year ended June 30,
          2002, cash was generated through collections of customer advance payments, and an increased loan from the bank. In the quarter ending September 30, 2002, the Company entered into an agreement and received a loan of $750,000 from a private company. The Company is in discussions with a financial institution to obtain a term loan and consolidate a large portion of its existing debt and also a working capital line of credit of $2.5 million. This will enable the Company to continue to grow while strengthening its infrastructures.

          SEASONALITY

          The Company's operations are subject to seasonal fluctuations, with a majority of the Company's business occurring in the late fall and winter months. Approximately 70% of the Company's revenues are earned and received from October through March, most of such revenues are derived from the sale of home heating products including propane gas and home heating oil. However the seasonality of the Company's business is offset, in part, by an increase in revenues from the sale of HVAC products and services, diesel and gasoline fuels during the spring and summer months, due to the increased use of automobiles and construction apparatus

          From May through September, Able Oil can experience considerable reduction of retail heating oil sales. Similarly, Able Propane can experience up to an 80% decrease in heating related propane sales during the months of April to September, this is offset somewhat by increased sales of propane gas used for pool heating, heating of domestic hot water in homes and fuel for outdoor cooking equipment.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES

          As of September 30, 2002, an evaluation was performed under the super-vision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's manangement, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

       None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       We borrowed $750,000 from an unrelated company, KMA & Associates, LTD. The mortgage and note are dated September 13, 2002. The term of the note is for one (1) year. Payments of interest only on the outstanding principal balance shall be paid monthly at a rate of 10%. The first payment was due on November 1, 2002 and on the first day of each month thereafter until October 1, 2003, when the Note shall mature and all principal and accrued interest shall be due and payable in full.

Prepayment Penalty - in the event borrower makes a voluntary principal payment during the term of this note, borrower shall pay to the lender a premium equal to three (3) monthly payments of interest on the note. The note is collateralized by a mortgage dated September 13, 2002 from Able Energy Terminal, LLC, a wholly owned subsidiary, which is a second mortgage on the property at 344 Route 46, Rockaway, NJ and also by all leases and rents related to the property. The lender has been issued a stock purchase warrant for 100,000 shares at $4 per share. The warrant has not been registered under the Securities Act of 1933. We granted the holder piggy-back registration rights for the common stock underlying the warrant on our next registration statement. This warrant does not entitle the holder to any of the rights of a stockholder of the Able. Unless previously exercised, the warrants will expire on September 13, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.  OTHER INFORMATION

       None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

       None.

       (b)  Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the three months ended September 30, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November 2002.


                                                    ABLE ENERGY, INC.


                                                    /s/ Timothy Harrington

                                                    Timothy Harrington, Chief
                                                    Executive Officer,
                                                    Secretary, and Chairman

                                                    /s/ Christopher P. Westad
                                                    Christopher P. Westad,
                                                    President, Chief Financial
                                                    Officer, and Director

                                  CERTIFICATION

     I, Timothy Harrington, Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Able Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ Timothy Harrington
Timothy Harrington
Chief Executive Officer

                                  CERTIFICATION

     I, Christopher P. Westad, Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Able Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ Christopher P. Westad
Christopher P. Westad
Chief Financial Officer