Form 10-Q
period 2002-12-31
ABLE ENERGY INC
filed 2003-02-10
CIK 1065728

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -------------------------
                                    FORM 10-Q
 (Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2002

                                       OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                    to
                                -----------------    -----------------

                        Commission file number: 333-59109

                                ABLE ENERGY, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                                 22-3520840
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                               identification No.)

      198 GREEN POND ROAD
      ROCKAWAY, NJ                                                  07866
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code: (973) 625-1012

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check X whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 3, 2003, 2,013,250 shares, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.

                          -------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                          PAGE


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheets as of June 30, 2002 and
            December 31, 2002                                             3 - 4

         Consolidated Statements of Income for the three and six
            months ended December 31, 2002 and December 31, 2001          5

         Consolidated Statement of Stockholders' Equity six months
            ended December 31, 2002                                       6

         Consolidated Statements of Cash Flows for the six months
            ended December 31, 2002 and 2001                              7 - 8

         Notes to Unaudited Financial Statements                          9 - 27

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                    December             June 30,
                                                                                      2002                 2002
                                                                                    Unaudited)           (Audited)
                                                                                   -----------          -----------
CURRENT ASSETS:
    Cash                                                                           $   133,031          $   258,560
    Accounts Receivable (Less Allowance for Doubtful
       Accounts of ($242,358)                                                        3,560,255            1,933,526
    Inventory                                                                          655,667              405,424
    Notes Receivable - Current Portion                                                  38,300               32,756
    Miscellaneous Receivables                                                          126,705              113,905
    Prepaid Expenses                                                                   258,422              228,839
    Prepaid Expense - Income Taxes                                                       4,796                2,733
    Deferred Income Tax                                                                 81,703               65,703
    Due From Officer                                                                    44,690               44,690
                                                                                   -----------          -----------
        TOTAL CURRENT ASSETS                                                         4,903,569            3,086,136
                                                                                   -----------          -----------

PROPERTY AND EQUIPMENT:
    Land                                                                               451,925              451,925
    Buildings                                                                        1,096,046            1,096,046
    Trucks                                                                           3,127,451            3,037,192
    Fuel Tanks                                                                       1,354,443            1,190,153
    Machinery and Equipment                                                            674,653              576,123
    Leasehold Improvements                                                             586,799              578,792
    Cylinders                                                                          752,683              731,692
    Office Furniture and Equipment                                                     200,640              200,640
    Website Development Costs                                                        2,200,511            2,200,511
                                                                                   -----------          -----------
                                                                                    10,445,151           10,063,074
    Less: Accumulated Depreciation and Amortization                                  4,040,605            3,461,342
                                                                                   -----------          -----------
        NET PROPERTY AND EQUIPMENT                                                   6,404,546            6,601,732
                                                                                   -----------          -----------

OTHER ASSETS:
    Deposits                                                                           103,070               70,570
    Notes Receivable - Less Current Portion                                            201,464              216,628
    Customer List, Less Accumulated Amortization of  ($188,122) at
        December 31, 2002, and June 30, 2002                                           422,728              422,728
    Covenant Not to Compete, Less Accumulated Amortization of
         ($61,667) at December 31, 2002 and ($56,667) at June 30, 2002                  33,333               43,333
    Development Costs - Franchising, Less accumulated
           Amortization of ($11,489) at December 31, 2002 and ($9,191)
           at June 30, 2002                                                             32,168               36,764
                                                                                   -----------          -----------
         TOTAL OTHER ASSETS                                                            792,763              790,023
                                                                                   -----------          -----------

        TOTAL ASSETS                                                               $12,100,878          $10,477,891
                                                                                   ===========          ===========

                             See Accompanying Notes
                                        3

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                         December             June 30,
                                                                           2002                 2002
                                                                         Unaudited)           (Audited)
                                                                        -----------          -----------
CURRENT LIABILITIES:
    Accounts Payable                                                    $ 2,101,867          $ 1,159,341
    Note Payable - Bank                                                   1,270,000            1,470,000
    Notes Payable - Other                                                 1,250,000              500,000
    Current Portion of Long-Term Debt                                       603,524              584,384
    Accrued Expenses                                                        244,299              309,363
    Accrued Taxes                                                            44,684               24,673
    Customer Pre-Purchase Payments                                          884,116              880,111
    Customer Credit Balances                                                413,567              548,336
    Escrow Deposits                                                          16,072               28,472
    Note Payable - Officer                                                  105,000               55,000
                                                                        -----------          -----------
        TOTAL CURRENT LIABILITIES                                         6,933,129            5,559,680

DEFERRED INCOME                                                              79,679               79,679
DEFERRED INCOME TAXES                                                        61,712               54,712
LONG TERM DEBT: less current portion                                      1,546,636            1,522,680
                                                                        -----------          -----------
        TOTAL LIABILITIES                                                 8,621,156            7,216,751
                                                                        -----------          -----------

STOCKHOLDERS' EQUITY:
    Preferred Stock
    Authorized 10,000,000 Shares Par Value $.001 per share
     Issued - None
    Common Stock
    Authorized 10,000,000 Par Value $.001 per share Issued
      and Outstanding 2,013,250 Shares December 31, 2002, and
           2,007,250 at June 30, 2002                                         2,014                2,008
    Paid in Surplus                                                       5,711,224            5,687,230
    Retained Earnings (Deficit)                                          (2,233,516)          (2,428,098)
                                                                        -----------          -----------
        TOTAL STOCKHOLDERS' EQUITY                                        3,479,722            3,261,140
                                                                        -----------          -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $12,100,878          $10,477,891
                                                                        ===========          ===========




                             See Accompanying Notes
                                        4

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                         THREE MONTHS DECEMBER 31,       SIX MONTHS ENDED DECEMBER 31,

                                                           2002             2001           2002                2001
                                                           ----             ----           ----                ----
NET SALES                                              $12,453,732       $7,301,452     $18,687,071       $12,568,749

COST OF SALES                                            9,934,503        5,724,546      15,337,328        10,444,592
                                                       -----------       ----------     -----------       -----------

   GROSS PROFIT                                          2,519,229        1,576,906       3,349,743         2,124,157
                                                       -----------       ----------     -----------       -----------

EXPENSES
   Selling, General and Administrative Expenses          1,218,992        1,352,181       2,430,518         2,566,738
   Depreciation and Amortization Expense                   297,265          269,586         594,671           567,807
                                                       -----------       ----------     -----------       -----------
      TOTAL EXPENSES                                     1,516,257        1,621,767       3,025,189         3,134,545
                                                       -----------       ----------     -----------       -----------

   INCOME (LOSS) FROM OPERATIONS                         1,002,972          (44,861)        324,554        (1,010,388)
                                                       -----------       ----------     -----------       -----------

OTHER INCOME (EXPENSES):
   Interest and Other Income                                33,279           41,099          66,114           125,779
   Interest Expense                                       (107,963)         (60,758)       (189,086)         (131,996)
                                                       -----------       ----------     -----------       -----------
      TOTAL OTHER INCOME (EXPENSES)                        (74,684)         (19,659)       (122,972)           (6,217)
                                                       -----------       ----------     -----------       -----------

   INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES         928,288          (64,520)        201,582        (1,016,605)

PROVISION (REDUCTION) FOR INCOME TAXES                       3,880            1,775           7,000               700
                                                       -----------       ----------     -----------       -----------

   NET INCOME (LOSS)                                   $   924,408       $  (66,295)    $   194,582       $(1,017,305)
                                                       ===========       ==========     ===========       ===========

BASIC INCOME (LOSS) PER COMMON SHARE                   $       .46       $     (.03)    $       .10       $      (.51)
                                                       -----------       ----------     -----------       -----------

DILUTED INCOME (LOSS) PER COMMON SHARE                 $       .45       $     (.03)    $       .09       $      (.51)
                                                       -----------       ----------     -----------       -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING - USED IN BASIC                           2,006,855        2,000,613       2,006,855         2,000,613
                                                         =========        =========       =========         =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING - USED IN DILUTED                         2,057,512        2,000,613       2,057,512         2,000,613
                                                         =========        =========       =========         =========




                             See Accompanying Notes
                                        5

                       ABLE ENERGY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                       SIX MONTHS ENDED DECEMBER 31, 2002

                                   (UNAUDITED)



                                     COMMON STOCK
                                     .001 PAR VALUE
                                     --------------
                                                            ADDITIONAL                          TOTAL
                                                              PAID-IN        RETAINED       STOCKHOLDERS'
                                  SHARES         AMOUNT       SURPLUS        EARNINGS           EQUITY
                                  ------         ------       -------        --------           ------

Balance - July 1, 2002          2,007,250       $ 2,008     $5,687,230     $( 2,428,098)      3,261,140

Shares Issued                       6,000             6         23,994                           24,000

Net Income                                                                      194,582         194,582
                                ---------       -------     ----------     -------------     ----------

Balance - December 31, 2002     2,013,250       $ 2,014     $5,711,224     $ (2,233,516)     $3,479,722
                                =========       =======     ==========     ============      ==========













                             See Accompanying Notes
                                        6

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOW

                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED DECEMBER 31
                                                                              UNAUDITED
                                                                              ---------
                                                                       2002                2001
                                                                       ----                ----
CASH FLOW FROM OPERATING ACTIVITIES
 Net Income (Loss) - Continuing Operations                          $  194,582        $ (1,017,305)
 Adjustments to Reconcile Net Income to Net Cash
  used by Operating Activities:
    Depreciation and Amortization                                      594,671             567,807
    Directors' Fees                                                     24,000                   -
    Loss on Disposal of Equipment                                          842                   -
    (Increase) Decrease in:
       Accounts Receivable                                          (1,626,729)           (288,664)
       Inventory                                                      (250,243)           (297,316)
       Prepaid Expenses                                                (31,646)            (74,168)
    Increase (Decrease) in:
       Accounts Payable                                                942,526            (287,923)
       Accrued Expenses                                                (65,064)           (119,504)
       Customer Advance Payments                                         4,005             254,023
       Payroll Taxes Payable                                             4,011               2,795
       Customer Credit Balance                                        (134,769)            194,307
       Deferred Income Taxes                                             7,000                 700
       Escrow Deposits                                                 (12,400)             81,037
                                                                    ----------           ---------
         NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES             (349,214)           (984,211)
                                                                    ----------           ---------

CASH FLOW FROM INVESTING ACTIVITIES
 Purchase of Property and Equipment                                   (383,731)           (508,934)
 Web Site Development Costs                                                  -              38,629
  Increase in Deposits                                                 (32,500)            (22,308)
  Payment on Notes Receivable - Sale of Equipment                        8,965               5,817
  Note Receivable - Montgomery                                             655                 644
  Other Receivables                                                    (12,800)              2,772
                                                                    ----------           ---------
        NET CASH (USED) PROVIDED  BY INVESTING ACTIVITIES           $ (419,411)          $(483,380)
                                                                    ==========           =========







                             See Accompanying Notes
                                        7

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


                                                                     SIX MONTHS ENDED DECEMBER 31
                                                                              UNAUDITED
                                                                              ---------
                                                                       2002                2001
                                                                       ----                ----
CASH FLOW FROM FINANCING ACTIVITIES
 (Decrease) in Notes Payable - Bank                                 $(200,000)           $ 725,000
 Increase in Notes Payable - Other                                     750,000           (449,720)
 Decrease in Long-Term Debt                                          (288,067)           (265,199)
 Increase in Long-Term Debt                                            331,163             236,909
 Note Payable - Officer                                                 50,000                   -
 Sale of Common Stock                                                        -               4,061
                                                                    ----------           ---------
         NET CASH (USED) PROVIDED  BY FINANCING ACTIVITIES             643,096             251,051
                                                                    ----------           ---------

NET (DECREASE) INCREASE IN CASH                                       (125,529)         (1,216,540)
Cash - Beginning of Year                                               258,560           1,489,018
                                                                    ----------           ---------
Cash - End of Year                                                  $  133,031           $ 272,478
                                                                    ==========           =========

The Company had Interest Cash Expenditures of:                      $  195,099           $ 130,243
The Company had Tax Cash Expenditures of:                           $    7,017           $   7,000








                             See Accompanying Notes
                                        8

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 2002 AND DECEMBER 31, 2002

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

          PRINCIPLES OF CONSOLIDATION
          The consolidated financial statements include the accounts of Able Energy, Inc. and its subsidiaries. The minority interest of 1% in Able Propane, LLC is immaterial and has not been shown separately. All material inter-company balances and transactions were eliminated in consolidation.

          MAJORITY OWNERSHIP
          The Company is the majority owner, owning 70.6% of the issued shares of a subsidiary, PriceEnergy.Com, Inc. in which their capital investment is $25,000. The subsidiary has established a Web Site for the sale of products through a network of suppliers originally on the East Coast of the United States. The Web Site became active in October 2000 (See Notes 8 and 13)

          MINORITY INTEREST
          The minority interest in PriceEnergy.Com, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, the losses have been charged against the Company, the majority owner. The loss for six months ended December 31, 2002 is $397,415 (See Notes 8 and 13).

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       JUNE 30, 2002 AND DECEMBER 31, 2002

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------------

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

          PROPERTY AND EQUIPMENT
          Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided by using the straight-line method based upon the estimated useful lives of the assets (5 to 40 years). Depreciation expense for the six months ended December 31, 2002 and 2001 amounted to $360,025 and $327,043, respectively.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       JUNE 30, 2002 AND DECEMBER 31, 2002

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------------

          WEB SITE DEVELOPMENT COSTS
          Costs of $2,200,511 incurred in the developmental stage for computer hardware and software have been capitalized in accordance with accounting pronouncement SOP98-1. The costs are included in Property and Equipment and will be amortized on a straight line basis during the estimated useful life, 5 years. Operations commenced in October 2000. Amortization for the six months ended December 31, 2002 and 2001 amounted to $220,050 and $216,127, respectively.

          INTANGIBLE ASSETS
          Intangibles are stated at cost and amortized as follows: Customer Lists of $571,000 and Covenant Not To Compete of $183,567 related to the Connell's Fuel Oil Company acquisition on October 28, 1996, by Able Oil Company are being amortized over a straight-line period of 15 and 5 years, respectively. The current period amortization also includes a customer list of $39,850 and Covenant Not To Compete of $100,000 relating to the acquisition from B & B Fuels on August 27, 1999, is being amortized over a straight-line period of 10 and 5 years, respectively. The amortization for the six months ended December 31, 2002 and 2001 are $10,000 and $24,637, respectively. The Covenant Not to Compete with Connell's Fuel Oil Company ended in October 2001, and was fully amortized.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       JUNE 30, 2002 AND DECEMBER 31, 2002

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------------

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

          Financial instruments which potentially subject the Company to concentrations of credit risk consists of checking and savings accounts with several financial institutions in excess of insured limits. The excess above insured limits is approximately $126,042 . The Company does not anticipate non-performance by the financial institutions.

          CASH
          For the purpose of the statement of cash flows, cash is defined as balances held in corporate checking accounts and money market accounts.

          ADVERTISING EXPENSE
          Advertising costs are expensed at the time the advertisement appears in various publications and other media. The expense was $232,593 and $228,507 for the six months ended December 31, 2002 and 2001, respectively.

          FAIR VALUE OF FINANCIAL INSTRUMENTS
          Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       JUNE 30, 2002 AND DECEMBER 31, 2002

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------------

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       JUNE 30, 2002 AND DECEMBER 31, 2002

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------------

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

NOTE 2   NOTES RECEIVABLE
-------------------------

     A. The Company has a Receivable from Able Montgomery, Inc. and Andrew W. Schmidt related to the sale of Able Montgomery, Inc. to Schmidt, and truck financed by Able Energy, Inc. No payments of principal or interest had been received for more than one year. A new note was drawn dated June 15, 2000 for $170,000, including the prior balance, plus accrued interest. The Note bears interest at 9.5% per annum and payments commence October 1, 2000. The payments will be monthly in varying amount each year with a final payment of $55,981.07 due September 1, 2010. No payments were received in the year ended December 31, 2000. In February 2001, two (2) payments were received in the amount $2,691.66, interest only. In September 2001, $15,124.97 was received covering payments from December 2000 through October 2001, representing interest of $14,804.13 and principal of $320.84. Payments were received in November and December 2002, representing December 2001 and January 2002, a total of $3,333.34; interest of $2,678.88, and principal of $654.46.

          The note is secured by a pledge and security agreement and stock purchase agreement (Stock of Able Montgomery, Inc.), dated December 31, 1998, and the assets of Andrew W. Schmidt with the note dated June 15, 2000. The income on the sale of the company in December 1998 and the accrued interest on the drawing of the new note are shown as deferred income in the amount of $79,679.18 to be realized on collection of the notes.

          Maturities of the Note Receivable are as follows:

             For the 12 Months Ending
                    December 31,                     Principal Amount
                    ------------                     ----------------
                      2003                               $ 14,925
                      2004                                 10,856
                      2005                                 11,933
                      2006                                 13,118
                      2007                                 14,420
                      Balance                             103,449
                                                         --------
                              Total                      $168,701
                                                         ========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       JUNE 30, 2002 AND DECEMBER 31, 2002

     B. Able Oil Company has three (3) Notes Receivable for the sale of oil delivery trucks to independent drivers who also deliver oil for the Company. The Notes bear interest at the rate of 12% per annum. Two notes began December 1998 and one began February 1999. The Notes are payable eight (8) months per year September through April, the oil delivery season.

          Maturities of these Notes Receivable are as follows:

             For the 12 Months Ending
                    December 31,                     Principal Amount
                    ------------                     ----------------
                      2003                               $23,375
                      2004                                24,710
                      2005                                13,290
                      2006                                 7,712
                      2007                                 1,976
                                                         -------
                              Total                      $71,063
                                                         =======

NOTE 3   INVENTORIES
--------------------

             ITEMS                              DECEMBER 31,         JUNE 30,
             -----                                  2002               2002
                                                    ----               ----
             Heating Oil                         $ 118,088          $ 141,114
             Diesel Fuel                            20,548             21,642
             Kerosene                               14,666              6,220
             Propane                                21,263             12,343
             Parts and Supplies                    481,102            224,105
                                                 ---------          ---------
                  Total                          $ 655,667          $ 405,424
                                                 =========          =========

NOTE 4   NOTES PAYABLE BANK
---------------------------

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       JUNE 30, 2002 AND DECEMBER 31, 2002

NOTE 4   NOTES PAYABLE BANK (CONT'D)
------------------------------------

          The Letters of Credit will have an annual fee of 1.25% of the face value of each Letter of Credit. The applicable interest rate on the revolving credit advances will be the bank's prime rate or Libor interest rate, plus 2.75%, see below increase in interest rate. Interest is to be paid on the amount advanced on the last day of each month.

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

          All of the above and other items as per article VI of the Agreement. The Agreement has a current expiration date of November 30, 2002. We have been informed by management that Fleet Bank has informed them the bank will not renew the credit facility upon expiration of the Agreement which is November 30, 2002. Effective December 1, 2002, the bank is charging an additional annual interest of 4% as the Note is in default. The total current interest rate charged for December 2002 was 8.25%. Management has informed us they are currently in discussion for a new credit facility.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       JUNE 30, 2002 AND DECEMBER 31, 2002

NOTE 5   NOTES PAYABLE
----------------------

     A.   The Company has borrowed $500,000 from an unrelated individual. The
          Note is dated June 26, 2001 with interest at 12% per annum. The interest will be paid monthly at $5,000 per month commencing on August 1, 2001. The Note will mature on June 26, 2002 unless the borrower (the Company), at its option, elects to extend the maturity date to December 26, 2002. The Company has exercised its option and has extended the Note to December 26, 2002. The lender has granted the Company an additional extension at the same terms to June 26, 2003. The Note may be prepaid in whole or part from time-to-time without penalty. No principal payments have been made on the Note. At the maturity date, a final payment of the unpaid principal and interest shall be due and payable. In connection with this Note, the Company has issued the lender warrants to purchase 40,000 shares of its common stock at $4 per share. The warrants vest immediately and must be exercised no later than June 26, 2004. The warrants have not been registered under the Securities Act of 1933.

     B. The Company has borrowed $750,000 from an unrelated company. The mortgage and note are dated September 13, 2002. The term of the note is for one (1) year. Payments of interest only on the outstanding principal balance shall be paid monthly at a rate of 10%. The first payment was paid on November 1, 2002 and on the first day of each month thereafter until October 1, 2003, when the Note shall mature and all principal and accrued interest shall be due and payable in full.

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

NOTE 6   LONG-TERM DEBT
-----------------------

          Mortgage note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total note was $145,000. The note is payable in the monthly amount of principal and interest of $1,721.18 with and interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009 which is the final payment. The note is secured by a mortgage made by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horicon Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at December 31, 2002 was $108,097.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       JUNE 30, 2002 AND DECEMBER 31, 2002


NOTE 6   LONG-TERM DEBT (CONT'D)
--------------------------------

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

          The Note is collateralized by the property and equipment purchased and assignment of the leases. The balance due on this Note at December 31, 2002 was $650,000.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       JUNE 30, 2002 AND DECEMBER 31, 2002

NOTE 7   INCOME TAXES
---------------------

          Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

          The differences between the statutory Federal Income Tax and Income Taxes Continuing Operation is accounted for as follows:

                                                                2002
                                                                ----
                                                        AMOUNT         PERCENT
                                                        ------         -------

  Statutory Federal Income Tax                         $ 60,410         34.0%
  Federal Income Tax Reduction due to
     Carryforward                                       (55,510)
     loss                                                18,100          5.9
  State Income Tax (Note X)
  State Income Tax Reduction due to Carryforward        (16,000)
     loss
                                                       --------         -----

  Income Taxes                                         $  7,000         39.9%
                                                       ========         =====

  Income Taxes consist of:
   Current                                             $      -
   Deferred                                               7,000
                                                       --------
      TOTAL                                            $  7,000
                                                       ========

                                                                2002
                                                                ----
                                                                      PERCENT OF
                                                                       PRETAX
                                                        AMOUNT         INCOME
                                                        ------         -------

  Statutory Federal Income Tax                         $    505         15.0%
  State Income Tax                                          195          6.5
                                                       --------         ------

  Income Taxes                                         $    700         21.5%
                                                       ========         =====

  Income Taxes consists of:
  Current                                              $      -
  Deferred                                                  700
                                                       --------
       TOTAL                                           $    700
                                                       ========

(Note X) The State of New Jersey has suspended the use of carryforward losses for the years 2002 and 2003. As such, state income taxes have been shown as a deferred asset and as income taxes payable. The Company has a New Jersey carryforward of approximately $2,700,000. Under current New Jersey law, the carryforward will be available after 2003, the Company's fiscal year ending June 30, 2005.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       JUNE 30, 2002 AND DECEMBER 31, 2002


NOTE 7   INCOME TAXES (CONT'D)
------------------------------

          The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:

                                                       DECEMBER 31, 2002
                                                       -----------------

                                                    TEMPORARY          TAX
                                                   DIFFERENCE        EFFECT
                                                   ----------        ------

    Depreciation and Amortization                  $ 194,467       $ 61,712
    Allowance for Doubtful Accounts                  242,358         61,668
    Gain on Sale of Subsidiary                        18,766          4,035
    New Jersey Net Operating Loss Carryforward       177,533         16,000
    (See Note X, Prior Page)

                                                         JUNE 30, 2002
                                                         -------------

                                                    TEMPORARY          TAX
                                                   DIFFERENCE        EFFECT
                                                   ----------        ------

    Depreciation and Amortization                  $ (169,441)      $(54,712)
    Allowance for Doubtful Accounts                   242,358         61,668
    Gain on Sale of Subsidiary                         18,766          4,035

          Able Energy, Inc., et al, open years are December 31, 1999, 2000 and June 30, 2001 and 2002. The Company has a Federal net operating loss carryforward of approximately $2,730,000. The net operating loss expires between June 30, 2019 and 2021.

          These carryforward losses are available to offset future taxable income, if any. The Company's utilization of this carryforward against future taxable income is subject to the Company having profitable operations or sale of Company assets which create taxable income. At this time, the Company believes that a full valuation allowance should be provided. The component of the deferred tax asset as of December 31, 2002 are as follows:

            Net Operating Loss Carryforward - Tax Effect            $881,950
            Valuation Allowance                                     (881,950)
                                                                    --------
            Net Deferred Tax based upon Net
              Operating Loss Carryforward                           $  - 0 -
                                                                    ========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       JUNE 30, 2002 AND DECEMBER 31, 2002


NOTE 8   NOTE RECEIVABLE - SUBSIDIARY
-------------------------------------

          The Company has a Note Receivable from PriceEnergy.Com, Inc. for advances made in the development of the Website, including hardware and software costs. All of PriceEnergy.Com, Inc.'s assets are pledged as collateral to Able Energy, Inc. The amount of the note is $1,350,000 dated November 1, 2000 with interest at 8% per annum payable quarterly. Principal payments to begin two years after the date of the Note, November 1, 2002. Through December 31, 2002, no principal has been paid. Interest, in the amount of $54,000 has been accrued for the six months ended December 31, 2002. Unpaid accrued interest due through December 31, 2002 is $234,000. The Note, accrued interest and interest expense have been eliminated in the consolidated financial statements (See Notes 1 and 13). Able Oil Company has a Note Receivable originally dated September 30, 2002 in the amount of $1,510,372.73 from PriceEnergy.Com, Inc. The Note has been updated for transactions during the quarter ended December 31, 2002, resulting in a balance of $1,838,125.09, with interest at 8% per annum, to be paid quarterly, and was paid in the amount of $30,000. Principal payments to begin one year after date of Note, October 1, 2003, and continue monthly thereafter. The Note is the result of the transference of the unpaid accounts receivable which resulted from the sale of heating oil through PriceEnergy.Com, Inc. Able Oil Company has a second position as collateral in all of the assets of PriceEnergy.Com, Inc. to Able Energy, Inc. Interest in the amount of $30,000 has been recorded at December 31, 2002. The note receivable accrued interest and interest income have been eliminated in consolidation against the amounts on PriceEnergy.Com, Inc.

NOTE 9   PROFIT SHARING PLAN
----------------------------

         Effective January 1, 1997, Able Oil Company established a Qualified
          Profit Sharing Plan under Internal Revenue Code Section 401-K. The Company matches 25% of qualified employee contributions. The expense was $11,512 (2002) and $19,502 (2001), for the six months ended
          December 31.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       JUNE 30, 2002 AND DECEMBER 31, 2002

NOTE 10  COMMITMENTS AND CONTINGENCIES (CONT'D)
-----------------------------------------------

          Able Oil Company is under contract to purchase #2 oil as follows:

                                                   Gallons Open    Open Dollar
                                                    Commitment    Commitment at
 Company              Period        Total Gallons   at 12/31/02     12/31/02
 -------              ------        -------------   -----------     --------

 Petron Energy  10/1/02 - 3/31/03        252,000       126,000     $   90,807
 Petron Energy  11/1/02 - 3/31/03        210,000       126,000     $   92,169
 Mieco, Inc.    11/1/02 - 2/28/03      1,050,000       672,000     $  495,873
 Motiva         11/1/02 - 3/31/03        966,000       588,000     $  428,737
                                       2,478,000     1,512,000     $1,107,586
                                       =========     =========     ==========

          The agreement with Mieco, Inc. contains the following terms:

     1. The oil has been delivered and is in storage at the Company's facility in Rockaway, New Jersey. Mieco, Inc. has filed a UCC for the product stored at the terminal.

     2. The purchase price FOB delivered basis buyer's terminal shall be set when buyer (the Company) notifies Mieco that it will purchase in minimum 1,000 barrel increments. The delivery month NYMEX heating oil contract prior to its expiration will be used. The price plus the differential of USD $.0125 per gallon shall be the established price for this contract for all barrels delivered in accordance with the schedule set forth in the agreement. The price has been set for deliveries in January and February 2003.

          Able Propane, LLC is under contract with Keystone-Propane Service, Inc. to purchase propane gas for the period October 1, 2002 through March 31, 2003. The total is 210,000 gallons at $ .53 per gallon, total cost $111,300. The open gallons and dollar amount at December 31, 2002 are 105,000 gallons at $55,650.

          Able propane, LLC is under contract with Propane Power Corporation to purchase propane gas for the period November 1, 2002 through March 28, 2003. The total is 210,000 gallons at $0.53474 per gallon, total cost of $112,295. Open gallons and dollar amount at December 31, 2002 are 126,000 gallons at $67,377.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       JUNE 30, 2002 AND DECEMBER 31, 2002

NOTE 10  COMMITMENTS AND CONTINGENCIES (CONT'D)
-----------------------------------------------

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

          This has been amended by an agreement dated November 5, 2001. The entire settlement, net of attorney fees, will be placed in an attorney's escrow account for payment of all investigation and remediation costs. Able Energy Terminal, LLC has incurred costs of $47,684 to December 31, 2002 which are included in Prepaid Expenses and must be presented to the attorney for reimbursement.

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

          Price Energy.Com, Inc., a subsidiary, has commenced suit against ThinkSpark Corporation on Consulting Services Agreement, dated June 2, 2000. ThinkSpark has filed a counterclaim. On January 11, 2002, Price Energy and ThinkSpark agreed to settle their dispute. Price Energy will pay ThinkSpark $30,000 and there will be mutual releases of all claims as well as dismissals of the pending actions in New Jersey and Texas. The liability as of December 31, 2002 has been paid in full.

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

                       JUNE 30, 2002 AND DECEMBER 31, 2002

NOTE 11  OPERATING LEASE (CONT'D)
---------------------------------

          The Company leased 9,800 square feet in the Rockaway Business Centre on Green Pond Road in Rockaway, New Jersey. The facility will be used as a call center and will combine the administrative operations in New Jersey in one facility. The lease has a term of five (5) years from August 1, 2000 through July 31, 2005.

          The rent for the first year is $7,145.83 per month and the second through fifth year is $7,431.67 per month, plus 20.5% of the building's annual operational costs and it's portion of utilities. The current monthly rent, including Common Area Charges, is $9,799 04 per month. The lease does not contain any option for renewal. The rent expense was $58,794 for the six months ended December 31, 2002. The estimated future rents are as follows:

                 YEAR ENDED JUNE 30,
                 -------------------
                        2003                           $ 58,794
                        2004                            117,588
                        2005                            117,588
                        July 2005                         9,799
                                                       --------
                                 Total                 $303,769

          The following summarizes the month to month operating leases for the other subsidiaries:

                   Able Oil Melbourne     $500.00, per month
                                          Total rent expense, $3,000
                   Able Energy New York   $600.00, per month
                                          Total rent expense, $3,600
NOTE 12  FRANCHISING
--------------------

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       JUNE 30, 2002 AND DECEMBER 31, 2002

NOTE 12  FRANCHISING (CONT'D)
------------------------------

          The non-refundable fee of $25,000 has been recorded as Other Income in the period ended December 31, 2001. The advertising deposit was credited to advertising expense in the year ended June 30, 2002. The $5,000 Escrow Deposit was returned in September 2002.

NOTE 13  RELATED PARTY TRANSACTIONS
-----------------------------------

          $44,690 is due from the major Shareholder/Officer of the Company. This amount is evidenced by a Note bearing interest at a rate of 6% between the Shareholder and the Company. This Shareholder has loaned the Company $55,000, on May 10, 2002 and $50,000 on November 14, 2002, for
          a total of $105,000, evidenced by a Demand Note with interest at 6% per annum, which can be paid all or in part at any time without penalty.

          The following officers of this Company own stock in the subsidiary, PriceEnergy.Com, Inc., which they incorporated in November 1999.

                  Chief Executive Officer                     23.5%
                  President                                    3.6%

          No capital contributions have been made by these officers (See Notes 1 and 8).

NOTE 14  EARNINGS PER SHARE
---------------------------

          The shares used in the computation of the Company's basic and diluted Earnings Per Common Share are as follows:

                                                                 December 31,     December 31,
                                                                     2002            2001
                                                                     ----            ----
           Weighted Average of Common Shares Outstanding
                 Used in Basic Earnings Per Share                  2,006,855        2,000,613

           Dilutive Effect of:
               Employee Stock Options                                 50,657                -
               Stock Warrants                                              -                -
                                                                   ---------        ---------
           Weighted Average Common Shares Outstanding
                     Used in Diluted Earnings Per Share            2,057,512        2,000,613
                                                                   =========        =========

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

                       JUNE 30, 2002 AND DECEMBER 31, 2002

NOTE 15  STOCK OPTION PLANS
---------------------------

          Options granted currently expire no later than 3 to 5 years from the grant and have vesting periods from none to 25% at grant and 25% each anniversary.

                                                        OUTSTANDING OPTIONS
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

     2. 40,000 Common Stock Purchase Warrants at $4.00 per share, effective June 26, 2001 and expiring June 26, 2004, in connection with a $500,000 Note Payable (See Note 5). These warrants have not been registered under the Securities Act of 1933.

     3. 100,000 Common Stock Purchase Warrants at $4.00 per share, effective September 13, 2002, and expiring September 13, 2004, in connection with a $750,000 Note Payable (see Note 5).

          The 200,000 warrants to purchase shares of common stock were outstanding during the fourth quarter of 2002 and were not included in the computation of diluted EPS as the warrants' have not been registered under the Securities Act of 1933.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       JUNE 30, 2002 AND DECEMBER 31, 2002

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

     RESULTS OF OPERATIONS

                                                SELECTED FINANCIAL DATA

                                           CONSOLIDATED STATEMENT OF INCOME
                                           --------------------------------

                                               Six Months Ended Dec. 31st,      Three Months Ended Dec 31,
                                               ---------------------------      -------------------------

                                                2002             2001             2002            2001
                                                ----             ----             ----            ----

       Sales                                   $18,687,071     $12,568,749     $12,453,732    $ 7,301,452
       Gross Profit                              3,349,743       2,124,157       2,519,229      1,576,906
       Operating Income (Loss)                     324,554      (1,010,388)      1,002,972        (44,861)
       Net Income (Loss)                           194,582      (1,017,305)        924,408        (66,295)
       Basic Income(Loss) Per Common Share            0.10           (0.51)           0.46          (0.03)
       EBITDA  (1)                                 919,225        (442,581)      1,300,237        224,725


       Consolidated Balance Sheet
       --------------------------
                                                December 31,    December 31
                                                   2002             2001
                                                   ----             ----
       Cash                                       $133,031        $272,478
       Current Assets                            4,903,569       3,485,307
       Current Liabilities                       6,933,129       5,591,663
       Total Assets                             12,100,878      11,115,713
       Long Term Liabilities                     1,688,027       1,778,360
       Total Stockholder's Equity                3,479,722       3,745,690

     (1) Earnings Before Interest, Income Taxes, Depreciation, and Amortization.

               SIX MONTHS ENDED DECEMBER 31, 2002, COMPARED TO THE
                      SIX MONTHS ENDED DECEMBER 31, 2001.

The Company reported revenues of $18,687,071 for the six months ended December 31, 2002, an increase of 48.68% over the prior year's revenues for the same six-month period. The sales increased by $6,118,322. This increase can be attributed primarily to the Company's continued aggressive sales activities, which resulted in a larger customer base as well as an increase in the sales of commercial diesel fuels and gasoline. The Company also experienced colder weather and a more favorable pricing structure. The Company experienced a sales increase in its two main commodities during the six-month period ended December
31. Sales of No. 2 heating oil, the Company's main product line, grew in revenue dollars by 26.8%. Propane Gas sales, in dollars, grew by 31.2% for the first six months over the same period in the prior year. In addition, the company increased its sales of new equipment and HVAC services for the six months by 38.7%. In addition, sales of on-road diesel, off-road diesel, and gasoline experienced strong revenue growth. Growth in these non-heating related products and services will also help even out the seasonality of the Company's business when heating related sales are generally down. Management has also committed to a realistic gross margin percentage on these off-season products to allow for maximum profitability.

Gross profit margin, as a percentage of revenues, for the six months ended December 31, 2002, increased to 17.92% from 16.90%, an increase of $1,225,586 above the prior year's six months results. The increase in margin is primarily a result of the Company's new margin management policy, which was put into effect in September of 2001, and is designed to maximize margins, by product segment, on each of the products and services that it markets to the consumer. This program is designed to promote product pricing that is in line with the level of services provided.

Selling, General, and Administrative expenses, as a percent of sales, decreased by 7.41% from 20.42% in the six months ending December 31, 2001 to 13.01% during the same period in 2002. The expenses decreased by $136,220 from $2,566,738
(2001) to $2,430,518 (2002). The Company attributes this decrease to its continued commitment to controlling expenses regarding insurance, telephone, and advertising. Management will continue to monitor the fiscal budget against actual results on an ongoing basis in an effort to further reduce SG&A as a percentage of sales.

Operating income for the six months ended December 31, 2002 was $324,554 as compared to the Company's operating loss of ($1,010,388) for the six months ended December 31, 2001. This operating profit for six months was directly related to the increase in sales and gross margins, and lower operating costs.

Net income for the six months ended December 31, 2002 was $194,582 as compared to the same period for the previous year loss of ($1,017,305). This net income was the result of an increase in the sale of heating oil, propane, and related products, higher gross margins and lower operating costs.

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED DECEMBER 31, 2002, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001:

                                    Dec 31, 2002        Dec 31, 2001        %Inc / (Dec)
                                    ------------        ------------        ------------


     Sales                          $12,453,732         $  7,301,452         70.56%

     Gross Profit Margin              2,519,229            1,576,909         59.76%

     Gross Profit %                       20.23%               21.60%

     Selling General &
     Administrative Expense           1,218,992            1,352,181         (9.85%)

     Income (Loss) From Operations    1,002,972              (44,861)          100+

     Net Income (Loss)                  924,408              (66,295)          100+

The increases can be attributed to the Company's aggressive sales activities, which resulted in a larger customer base, more sales of all product lines and an increase in service work. The increased margin is the result of the Company's margin management policy instituted in September of 2001. Colder weather during this current quarter including temperatures that were 12% below normal, a more favorable pricing structure as discussed earlier, and lower operating costs all contributed to the Company's operating and net income. The Company reported revenues for the 2nd quarter of $12,453,732, an increase of 70.56% over the revenues of the 2nd quarter a year ago. Sales increased by $5,152,280 due to an increase in heating degree days for the period as compared to the same quarter one year earlier, increased sales dollars per unit (gallon) due to an increase in the cost of the commodity, and the Company's continued unyielding sales efforts.

Total gross profit margin increased 59.76% from the same period a year earlier from $1,576,909 in 2001 to $2,519,229 in the 2nd fiscal quarter this year. The increase can be attributed to the dramatic increase in sales for the corresponding period along with continued focus on proper margin management.

Selling, General, and Administrative expenses, as a percent of sales, decreased by 8.73% for the 2nd quarter compared to last year. The Company experienced SG&A of $1,218,992 for the period ending December 31, 2002 against $1,352,181 the same quarter for the year prior. This decrease was due to continued efforts to contain expenses in key areas such as telecommunications, advertising, and bad debt expense while handling a significant increase in sales for the period.

Operating Income for the three month period increased by $1,047,833 from the quarter ending December 31st, 2001. The Company had an operating loss for the quarter ending December 31st, 2001 of (44,861) as compared to Operating Income of $1,002,972 for the quarter ending December 31, 2002. This operating income is due to the increased sales, increased gross profit, and expense containment efforts as noted above.

OPERATING SUBSIDIARY

Our new operating subsidiary, PriceEnergy with its state of the art order-processing platform, has now been fully operational for over one year now. This revolutionary proprietary technology is fully automated and allows for the removal of the inefficiencies associated with traditional heating oil companies within this industry. For the first six months of this fiscal year, PriceEnergy generated 875,130 incremental gallons, which were delivered by Able Energy as well as other participating dealers within the PriceEnergy dealer network. In November, PriceEnergy signed a contract with BJ's Wholesale Club to sell heating oil and other services in their club stores. On December 16th 2002, PriceEnergy began sales of Home Heating Oil in the BJ's stores. Gallons sold through this new venue have been increasing each week. The Company is very pleased with these recent developments and joint progress made with this new "Channel Partner". The Company believes that this is the first of many prime retail opportunities to utilize the PriceEnergy operating platform to open new markets for the sales of heating oil, diesel fuel, and propane gas.

OPERATIONAL EFFICIENCIES

The Company believes that it will continue the increased utilization of existing personnel and equipment, thus continuing to reduce expenses as a percent of sales, and increasing profitability, within its current business configuration.

This current fiscal year represents the Company's second year of its margin management program designed to increase profitability without sacrificing customer appeal. The Company believes that there is value to the products and services that it provides to its consumers in varying levels based upon the specific needs of the consumer and the products provided. As evidenced by the margin performance this year to date coupled with the increase in sales this program is working and has been expanded to include equipment sales/services.

The Company will begin service billing utilizing a methodology known as "Flat Rate Pricing", an approach similar to that used in the automobile repair field. Flat rate pricing was introduced in stages. The first phase was introduced during our 2nd fiscal quarter. This system will give sales and service personnel the ability to offer the customer an easy to understand, "package approach" to repairs and equipment installations with one or two line billings per invoice. This system will interface with the Company's automated dispatch communications program that was introduced last year. It is anticipated that this system will be fully implemented within one year.

RECENTLY IMPLEMENTED TECHNOLOGICAL PROCEDURES

The Company has established goals, which will be accomplished through the implementation of some modern technologies that are currently being installed into the Company's existing infrastructure.

The Company began introducing additional customer service technology to its Rockaway Call And Administrative Center during our second fiscal quarter. Management believes that by providing enhancements to existing telephony hardware and in-house management, the Company's call center environment will be provided with the ability to respond to changing call patterns, both higher and lower, without the expense of clerical over-staffing to meet unrealized needs. New software will provide customers with the option of placing an order via a voice activated technology. This will enable customers who simply wish to refill their fuel tank, the opportunity to quickly place an order 24 hours a day without the need for a live customer service representative.

The Company is now beginning full implementation of the recently announced automated dispatch technology, which provides management with the ability to communicate with service technicians instantaneously. This system also is now performing billing functions at the customer's location as well as documenting payment data instantaneously. Additionally, management is now aware of the status of on-duty workers and obtains real time reporting for stand-by, enroute, and service work time. This enables the Company to maximize scheduling opportunities and eliminating service technician down time.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2002, compared to the six months ended December 31, 2001, the Company's cash position decreased by $139,447 from $272,478 to $133,031. For the year ended June 30, 2002, cash was generated through collections of customer advance payments, and an increased loan from the bank. In the six months ending December 31, 2002, the Company entered into an agreement and received a loan of $750,000 from a private company. The Company is in discussions with several financial institutions to obtain a term loan and consolidate a large portion of its existing debt and also a working capital line of credit. This will enable the Company to continue to grow while strengthening its infrastructures.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

     As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         On November 30, 2002, our note with Fleet Bank was due in the amount of $1,270,000. Effective December 1, 2002, the bank is charging an additional annual interest of 4%. We are currently in the process of negotiating an extension with the lender.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         99.1 Certification of the Chief Executive Officer of One Voice Technologies, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of the Chief Financial Officer of One Voice Technologies, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)    Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended December 31, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of February 2003.


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

1.   I have reviewed this quarterly report on Form 10-Q of Able Energy, Inc.;

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

February 7, 2003

/s/ Timothy Harrington
Timothy Harrington
Chief Executive Officer

                                  CERTIFICATION

     I, Christopher P. Westad, Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Able Energy, Inc.;

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

February 7, 2003

/s/ Christopher P. Westad
Christopher P. Westad
Chief Financial Officer