Form 10-Q
period 2003-03-31
ABLE ENERGY INC
filed 2003-05-15
CIK 1065728

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2003

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               --------------     -------------

                        Commission file number: 001-15035

                                ABLE ENERGY, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                             22-3520840
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                             identification No.)

      198 GREEN POND ROAD
      ROCKAWAY, NJ                                               07866
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code: (973) 625-1012

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check X whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 7, 2003, 2,013,250 shares, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

     Consolidated Balance Sheets as of June 30, 2002 and
        March 31, 2003                                                   3 - 4

     Consolidated Statements of Income for the three and nine
        months ended March 31, 2003 and March 31, 2002                       5

     Consolidated Statement of Stockholders' Equity nine months
        ended March 31, 2003                                                 6

     Consolidated Statements of Cash Flow for the nine months
        ended March 31, 2003 and 2002                                    7 - 8

     Notes to Unaudited Financial Statements                            9 - 26

                                   ABLE ENERGY, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEET

                                                 ASSETS

                                                                              March 31,          June 30,
                                                                                2003               2002
                                                                            (Unaudited)          (Audited)
                                                                            -----------          ---------
Current Assets:
    Cash                                                                   $    11,890          $   258,560
    Accounts Receivable - Less Allowance for Doubtful
       Accounts of $397,358 (2003) and $242,358 (2002)                       4,362,891            1,933,526
    Inventory                                                                  955,377              405,424
    Notes Receivable - Current Portion                                          45,590               32,756
    Miscellaneous Receivables                                                   90,944              113,905
    Prepaid Expenses                                                           303,336              228,839
    Prepaid Expense - Income Taxes                                               4,796                2,733
    Deferred Income Tax                                                        269,083               65,703
    Due From Officer                                                            44,690               44,690
    Insurance Claim Receivable (Note 21)                                       577,416                    -
                                                                           -----------          -----------
        Total Current Assets                                                 6,666,013            3,086,136
                                                                           -----------          -----------
Property and Equipment:
    Land                                                                       451,925              451,925
    Buildings                                                                  946,046            1,096,046
    Trucks                                                                   2,950,873            3,037,192
    Fuel Tanks                                                               1,432,126            1,190,153
    Machinery and Equipment                                                    694,817              576,123
    Leasehold Improvements                                                     579,187              578,792
    Cylinders                                                                  755,496              731,692
    Office Furniture and Equipment                                             200,640              200,640
    Website Development Costs                                                2,242,335            2,200,511
                                                                           -----------          -----------
                                                                            10,253,445           10,063,074
    Less: Accumulated Depreciation and Amortization                          4,030,602            3,461,342
                                                                           -----------          -----------
        Net Property and Equipment                                           6,222,843            6,601,732
                                                                           -----------          -----------
Other Assets:
    Deposits                                                                   144,415               70,570
    Notes Receivable - Less Current Portion                                    189,780              216,628
    Customer List, Less Accumulated Amortization of  ($188,122) at
        March 31, 2003, and June 30, 2002                                      422,728              422,728
    Covenant Not to Compete, Less Accumulated Amortization of
         ($71,667) at March 31, 2003 and ($56,667) at June 30, 2002             28,333               43,333
    Development Costs - Franchising, Less accumulated
           Amortization of ($16,084) at March 31, 2003 and ($9,191)
           at June 30, 2002                                                     29,871               36,764
                                                                           -----------          -----------
         Total Other Assets                                                    815,127              790,023
                                                                           -----------          -----------

        Total Assets                                                       $13,703,983          $10,477,891
                                                                           ===========          ===========

                                      See Accompanying Notes
                                                 3


                                       ABLE ENERGY, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEET (Cont'd)


                                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                              March 31,            June 30,
                                                                                2003                 2002
                                                                             (Unaudited)           (Audited)
                                                                             -----------          -----------
Current Liabilities:
    Accounts Payable                                                         $ 2,353,807          $ 1,159,341
    Note Payable - Bank                                                        1,270,000            1,470,000
    Notes Payable - Other                                                      1,350,000              500,000
    Current Portion of Long-Term Debt                                            540,146              584,384
    Accrued Expenses                                                             666,749              309,363
    Accrued Taxes                                                                196,879               24,673
    Customer Pre-Purchase Payments                                               385,552              880,111
    Customer Credit Balances                                                     172,503              548,336
    Escrow Deposits                                                               16,072               28,472
    Note Payable - Officer                                                       368,604               55,000
                                                                             -----------          -----------
        Total Current Liabilities                                              7,320,312            5,559,680

Deferred Income                                                                   79,679               79,679
Deferred Income Taxes                                                             65,222               54,712
Long Term Debt: less current portion                                           1,677,883            1,522,680
                                                                             -----------          -----------
        Total Liabilities                                                      9,143,096            7,216,751
                                                                             -----------          -----------
Stockholders' Equity:
    Preferred Stock
    Authorized 10,000,000 Shares Par Value $.001 per share
     Issued - None
    Common Stock
    Authorized 10,000,000 Par Value $.001 per share Issued
      and Outstanding 2,013,250 Shares March 31, 2003, and
           2,007,250 at June 30, 2002                                              2,014                2,008
    Paid in Surplus                                                            5,711,224            5,687,230
    Retained Earnings (Deficit)                                               (1,152,351)          (2,428,098)
                                                                             -----------          -----------
        Total Stockholders' Equity                                             4,560,887            3,261,140
                                                                             -----------          -----------

        Total Liabilities and Stockholders' Equity                           $13,703,983          $10,477,891
                                                                             ===========          ===========





                                             See Accompanying Notes
                                                         4


                                                 ABLE ENERGY, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENT OF OPERATIONS

                                                             (UNAUDITED)


                                                          Three Months March  31,              Nine Months Ended March 31,
                                                          ------------------  ---              ---------------------------

                                                          2003                2002               2003                2002
                                                          ----                ----               ----                ----
Net Sales                                              $19,490,580         $ 8,800,243        $38,177,651         $21,368,992

Cost of Sales                                           15,879,981           6,688,842         31,217,309          17,133,434
                                                       -----------         -----------        -----------         -----------

   Gross Profit                                          3,610,599           2,111,401          6,960,342           4,235,558
                                                       -----------         -----------        -----------         -----------
Expenses
   Selling, General and Administrative Expenses          1,747,490           1,367,605          4,178,008           3,934,343
   Depreciation and Amortization Expense                   317,251             290,824            911,922             858,631
                                                       -----------         -----------        -----------         -----------
      Total Expenses                                     2,064,741           1,658,429          5,089,930           4,792,974
                                                       -----------         -----------        -----------         -----------

   Income (Loss) From Operations                         1,545,858             452,972          1,870,412            (557,416)
                                                       -----------         -----------        -----------         -----------
Other Income (Expenses):
   Interest and Other Income                                60,554              45,446            126,668             171,225
   Interest Expense                                       (151,137)            (81,531)          (340,223)           (213,527)
   Other Expense (Note 22)                                (414,000)                  -           (414,000)                  -
                                                       -----------         -----------        -----------         -----------
      Total Other Income (Expenses)                       (504,583)            (36,085)          (627,555)            (42,302)
                                                       -----------         -----------        -----------         -----------

   Income (Loss) Before Provision for Income Taxes       1,041 275             416,887          1,242,857            (599,718)

Provision (Reduction) for Income Taxes                     (39,890)             (3,585)           (32,890)             (2,885)
                                                       -----------         -----------        -----------         -----------

   Net Income (Loss)                                   $ 1,081,165         $   420,472        $ 1,275,747         $  (596,833)
                                                       ===========         ===========        ===========         ===========

Basic Income (Loss) Per Common Share                   $       .54         $       .21        $       .63         $      (.30)
                                                       -----------         -----------        -----------         -----------

Diluted Income (Loss) Per Common Share                 $       .53         $       .20        $       .62         $      (.30)
                                                       -----------         -----------        -----------         -----------

Weighted Average Number of Common Shares
   Outstanding - Used in Basic                           2,009,814           2,000,921          2,009,814           2,000,921
                                                       ===========         ===========        ===========         ===========
Weighted Average Number of Common Shares
   Outstanding - Used in Diluted                         2,052,751           2,055,812          2,052,751           2,000,921
                                                       ===========         ===========        ===========         ===========

                                                        See Accompanying Notes
                                                                   5

                                             ABLE ENERGY, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   NINE MONTHS ENDED MARCH 31, 2003

                                                              (UNAUDITED)


                                                          COMMON STOCK
                                                         .001 PAR VALUE
                                                         --------------

                                                                      ADDITIONAL                            TOTAL
                                                                        PAID-IN          RETAINED        STOCKHOLDERS'
                                    SHARES            AMOUNT            SURPLUS          EARNINGS           EQUITY
                                    ------            ------            -------          --------           ------
Balance - July 1, 2002             2,007,250         $ 2,008          $5,687,230        $(2,428,098)      $3,261,140

Shares Issued                          6,000               6              23,994                              24,000

Net Income                                                                                1,275,747        1,275,747
                                                                                        -----------       ----------
Balance - March 31, 2003           2,013,250         $ 2,014          $5,711,224        $(1,152,351)      $4,560,887
                                   =========         =======          ==========        ===========       ==========









                                                      See Accompanying Notes
                                                                  6


                                         ABLE ENERGY, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENT OF CASH FLOW

                                                     (UNAUDITED)

                                                                                 NINE MONTHS ENDED MARCH  31,
                                                                                          UNAUDITED
                                                                                          ---------

                                                                                2003                     2002
                                                                                ----                     ----
Cash Flow From Operating Activities
-----------------------------------
   Net Income (Loss) - Continuing Operations                                  $1,275,747              $(596,833)
   Adjustments to Reconcile Net Income (Loss) to Net Cash
    used by Operating Activities:
      Depreciation and Amortization                                              911,922                 858,631
      Other Expense                                                              414,000                       -
      Directors' Fees                                                             24,000                       -
      Gain on Disposal of Equipment                                                 (44)                       -
      (Increase) Decrease in:
         Accounts Receivable                                                  (2,429,365)               (310,670)
         Inventory                                                              (549,953)               (190,404)
         Prepaid Expenses                                                        (76,560)                 29,937
         Insurance Claim Receivable                                             (238,099)                      -
         Deposits                                                                (65,000)                      -
         Deferred Income Tax - Asset                                             (43,400)                      -
      Increase (Decrease) in:
         Accounts Payable                                                      1,194,466                (224,083)
         Accrued Expenses                                                        (44,288)               (205,224)
         Customer Advance Payments                                              (494,559)               (738,352)
         Customer Credit Balance                                                (375,833)                 61,101
         Deferred Income Taxes                                                    10,510                  (2,885)
         Escrow Deposits                                                         (12,400)                  5,000
                                                                              ----------              ----------
           Net Cash (Used) Provided by Operating Activities                     (498,856)             (1,313,782)
                                                                              ----------              ----------

Cash Flow From Investing Activities
-----------------------------------
   Purchase of Property and Equipment                                           (810,415)               (683,592)
   Web Site Development Costs                                                    (41,824)                 63,629
    Increase in Deposits                                                          (8,845)                (14,829)
    Sale of Equipment                                                              1,726                       -
    Payment on Notes Receivable - Sale of Equipment                               13,359                  11,646
    Note Receivable - Montgomery                                                     655                     644
    Other Receivables                                                             22,961                 (17,784)
                                                                              ----------              ----------
          Net Cash (Used) Provided  By Investing Activities                   $ (822,383)             $ (640,286)
                                                                              ==========              ==========

                                                See Accompanying Notes
                                                           7



                                      ABLE ENERGY, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENT OF CASH FLOW (CONT'D)

                                                  (UNAUDITED)


                                                                               NINE MONTHS ENDED MARCH 31,
                                                                                       UNAUDITED
                                                                                       ---------

                                                                              2003                    2002
                                                                              ----                    ----
Cash Flow From Financing Activities
-----------------------------------
   Increase in Notes Payable - Bank                                       $         -             $ 1,370,000
   (Decrease) in Notes Payable - Bank                                        (200,000)               (449,720)
   Increase in Notes Payable - Other                                          850,000                       -
   Decrease in Long-Term Debt                                                (496,824)               (496,872)
   Increase in Long-Term Debt                                                 607,789                 408,745
   Note Payable - Officer                                                     313,604                       -
   Sale of Common Stock                                                             -                   4,063
                                                                           ----------             -----------
           Net Cash (Used) Provided  By Financing Activities                1,074,569                 836,216
                                                                           ----------             -----------

Net (Decrease) Increase In Cash                                              (246,670)             (1,117,852)
Cash - Beginning of Year                                                      258,560               1,489,018
                                                                           ----------             -----------
Cash - End of Year                                                         $   11,890             $   371,166
                                                                           ==========             ===========

The Company had Interest Cash Expenditures of:                             $  315,223             $   208,275
The Company had Tax Cash Expenditures of:                                  $   22,167             $    10,200






                                          See Accompanying Notes
                                                    8

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2002 AND MARCH 31, 2003


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

          Principles of Consolidation
          The consolidated financial statements include the accounts of Able Energy, Inc. and its subsidiaries. The minority interest of 1% in Able Propane, LLC is immaterial and has not been shown separately. All material inter-company balances and transactions were eliminated in consolidation.

          Majority Ownership
          The Company is the majority owner, owning 70.6% of the issued shares of a subsidiary, PriceEnergy.Com, Inc. in which their capital investment is $25,000. The subsidiary has established a Web Site for the sale of products through a network of suppliers originally on the East Coast of the United States. The Web Site became active in October 2000 (See Notes 8 and 13)

          Minority Interest
          The minority interest in PriceEnergy.Com, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, the losses have been charged against the Company, the majority owner. The loss for nine months ended March 31, 2003 is $534,089 (See Notes 8 and 13).

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

                        JUNE 30, 2002 AND MARCH 31, 2003

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

          Property and Equipment
          Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided by using the straight-line method based upon the estimated useful lives of the assets (5 to 40 years). Depreciation expense for the nine months ended March 31, 2003 and 2002 amounted to $557,915 and $507,438, respectively.

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

                        JUNE 30, 2002 AND MARCH 31, 2003

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------------

          Web Site Development Costs
          Costs of $2,242,335 incurred in the developmental stage for computer hardware and software have been capitalized in accordance with accounting pronouncement SOP98-1. The costs are included in Property and Equipment and will be amortized on a straight line basis during the estimated useful life, 5 years. Operations commenced in October 2000. Amortization for the nine months ended March 31, 2003 and 2002 amounted to $332,114 and $326,152, respectively.

          Intangible Assets
          Intangibles are stated at cost and amortized as follows: Customer Lists of $571,000 related to the Connell's Fuel Oil Company acquisition on October 28, 1996, by Able Oil Company is being amortized over a straight-line period of 15 years. The current period amortization also includes a customer list of $39,850 and Covenant Not To Compete of $100,000 relating to the acquisition from B & B Fuels on August 27, 1999, is being amortized over a straight-line period of 10 and 5 years, respectively. The amortization for the nine months ended March 31, 2003 and 2002 are $15,000 and $25,041, respectively.

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

                        JUNE 30, 2002 AND MARCH 31, 2003

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

          Financial instruments which potentially subject the Company to concentrations of credit risk consists of checking and savings accounts with several financial institutions in excess of insured limits. The excess above insured limits is approximately $186,316. The Company does not anticipate non-performance by the financial institutions.

          Cash
          For the purpose of the statement of cash flows, cash is defined as balances held in corporate checking accounts and money market accounts.

          Advertising Expense
          Advertising costs are expensed at the time the advertisement appears in various publications and other media. The expense was $341,961 and $343,342 for the nine months ended March 31, 2003 and 2002, respectively.

          Fair Value of Financial Instruments
          Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                        JUNE 30, 2002 AND MARCH 31, 2003

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

                        JUNE 30, 2002 AND MARCH 31, 2003

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

          Maturities of the Note Receivable are as follows:

              For the 12 Months Ending
                      March 31,                      Principal Amount
                      ---------                      ----------------
                        2003                              $  17,544
                        2004                                 11,116
                        2005                                 12,219
                        2006                                 13,432
                        2007                                 14,764
                        Balance                              99,626
                                                          ---------
                                 Total                    $ 168,701
                                                          =========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                        JUNE 30, 2002 AND MARCH 31, 2003

NOTE 2   NOTES RECEIVABLE (CONT'D)
----------------------------------

     B. Able Oil Company has three (3) Notes Receivable for the sale of oil delivery trucks to independent drivers who also deliver oil for the Company. The Notes bear interest at the rate of 12% per annum. Two notes began December 1998 and one began February 1999. The Notes are payable eight (8) months per year September through April, the oil delivery season.

          Maturities of these Notes Receivable are as follows:

              For the 12 Months Ending
                      March 31,                      Principal Amount
                      ---------                      ----------------
                         2004                            $  28,046
                         2005                               21,844
                         2006                                7,091
                         2007                                7,712
                         2008                                1,976
                                                         ---------
                                 Total                   $  66,669
                                                         =========

NOTE 3   INVENTORIES

              Items                               March 31,        June 30,
              -----                                 2003             2002
                                                    ----             ----

              Heating Oil                         $ 304,704        $ 141,114
              Diesel Fuel                            39,868           21,642
              Kerosene                               15,557            6,220
              Propane                                11,790           12,343
              Parts, Supplies and Equipment         583,458          224,105
                                                  ---------        ---------
                   Total                          $ 955,377        $ 405,424
                                                  =========        =========

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

                        JUNE 30, 2002 AND MARCH 31, 2003

NOTE 4   NOTES PAYABLE BANK (CONT'D)

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

          All of the above and other items as per article VI of the Agreement. The Agreement has a current expiration date of November 30, 2002. Fleet Bank did not renew the credit facility upon expiration of the Agreement on November 30, 2002. Effective December 1, 2002, the bank is charging an additional annual interest of 4% as the Note is in default. The total current interest rate charged is currently 8.25% per annum. The Company and Lender have entered into a Forbearance Agreement, where the Lender is willing to forbear until May 31, 2003 from exercising its rights and remedies. The Lender will receive a forbearance fee of $50,000 at May 31, 2003, reduced by $2,500 for each week prior to May 31, 2003, that the credit facility and all charges are paid in full, with a minimum forbearance fee of $15,000. The interest charged is at 8.25% per annum. The principal amount outstanding is $1,270,000. Interest for the nine months ended March 31, 2003 was $63,207.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                        JUNE 30, 2002 AND MARCH 31, 2003

NOTE 5   NOTES PAYABLE

     A. The Company has borrowed $500,000 from an unrelated individual. The Note was dated June 26, 2001 with interest at 12% per annum. The interest will be paid monthly at $5,000 per month commencing on August 1, 2001. The Note will mature on June 26, 2002 unless the borrower (the Company), at its option, elects to extend the maturity date to December 26, 2002. The Company has exercised its option and has extended the Note to December 26, 2002. The lender has granted the Company an additional extension at the same terms to June 26, 2003. The Note may be prepaid in whole or part from time-to-time without penalty. No principal payments have been made on the Note. At the maturity date, a final payment of the unpaid principal and interest shall be due and payable. In connection with this Note, the Company has issued the lender warrants to purchase 40,000 shares of its common stock at $4 per share. The warrants vest immediately and must be exercised no later than June 26, 2004. The warrants have not been registered under the Securities Act of 1933. On January 3, 2003, the Company borrowed an additional $100,000 from the same individual. The $100,000 plus $7,000 interest was repaid on April 21, 2003.

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

NOTE 6   LONG-TERM DEBT

          Mortgage note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total note was $145,000. The note is payable in the monthly amount of principal and interest of $1,721.18 with and interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009 which is the final payment. The note is secured by a mortgage made by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horicon Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at March 31, 2003 was $104,940.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                        JUNE 30, 2002 AND MARCH 31, 2003

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

          The Note is collateralized by the property and equipment purchased and assignment of the leases. The balance due on this Note at March 31, 2003 was $650,000.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                        JUNE 30, 2002 AND MARCH 31, 2003

NOTE 7   INCOME TAXES
---------------------

          Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

          The differences between the statutory Federal Income Tax and Income Taxes Continuing Operation is accounted for as follows:

                                                                               2003
                                                                               ----

                                                                         Amount       Percent
                                                                         ------       -------
    Statutory Federal Income Tax                                       $ 513,619       34.0%
    Federal Income Tax Reduction due to Carryforward
       loss                                                             (536,639)
    State Income Tax (Note X)                                            159,980        5.9
    State Income Tax Reduction due to Carryforward
       loss                                                             (169,850)
                                                                      ----------

    Income Taxes                                                      $  (32,890)      39.9%
                                                                      ==========       ====

    Income Taxes consist of:
     Current                                                          $       -
     Deferred                                                            (32,890)
                                                                      ----------
        Total                                                         $  (32,890)
                                                                      ==========

                                                                               2003
                                                                               ----

                                                                                    Percent of
                                                                                      Pretax
                                                                         Amount       Income
                                                                         ------       ------
    Statutory Federal Income Tax                                      $   (2,020)      15.0%
    State Income Tax                                                        (865)       6.5
                                                                      ----------

    Income Taxes                                                      $   (2,885)      21.5%
                                                                      ==========       ====
    Income Taxes consists of:
    Current                                                           $        -
    Deferred                                                              (2,885)
                                                                      ----------
         Total                                                        $   (2,885)
                                                                      ==========


(Note X) The State of New Jersey has suspended the use of carryforward losses for the years 2002 and 2003. As such, state income taxes have been shown as a deferred asset and as income taxes payable. The Company has a New Jersey carryforward of approximately $3,140,000. Under current New Jersey law, the carryforward will be available after 2003, the Company's fiscal year ending June 30, 2005.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                        JUNE 30, 2002 AND MARCH 31, 2003

NOTE 7   INCOME TAXES (CONT'D)
------------------------------

          The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:

                                                                         March 31, 2003
                                                                         --------------
                                                                 Temporary                Tax
                                                                Difference              Effect
                                                                ----------              ------
     Depreciation and Amortization                              $ (206,980)            $(65,222)
     Allowance for Doubtful Accounts                                397,358              105,068
     Gain on Sale of Subsidiary                                      18,766                4,035
     New Jersey Net Operating Loss Carryforward                   1,777,505              159,980
     (See Note X, Prior Page)
                                                                          June 30, 2002
                                                                          -------------
                                                                 Temporary                Tax
                                                                Difference              Effect
                                                                ----------              ------
     Depreciation and Amortization                              $ (169,441)            $ (54,712)
     Allowance for Doubtful Accounts                               242,358                61,668
     Gain on Sale of Subsidiary                                     18,766                 4,035

          Able Energy, Inc., et al, open years are December 31, 1999, 2000 and June 30, 2001 and 2002. The Company has a Federal net operating loss carryforward of approximately $2,740,000. The net operating loss expires between June 30, 2019 and 2021.

          These carryforward losses are available to offset future taxable income, if any. The Company's utilization of this carryforward against future taxable income is subject to the Company having profitable operations or sale of Company assets which create taxable income. For the nine months ended March 31, 2003, $1,510,644 of net income has been utilized against the net operating loss carry froward. At this time, the Company believes that a full valuation allowance should be provided. The component of the deferred tax asset as of March 31, 2003 are as follows:

               Net Operating Loss Carryforward - Tax Effect          $430,740
               Valuation Allowance                                    (430,740)
                                                                     ---------
               Net Deferred Tax based upon Net
                   Operating Loss Carryforward                       $   - 0 -
                                                                     =========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                        JUNE 30, 2002 AND MARCH 31, 2003

NOTE 8   NOTE RECEIVABLE - SUBSIDIARY
-------------------------------------

          The Company has a Note Receivable from PriceEnergy.Com, Inc. for advances made in the development of the Website, including hardware and software costs. All of PriceEnergy.Com, Inc.'s assets are pledged as collateral to Able Energy, Inc. The amount of the note is $1,350,000 dated November 1, 2000 with interest at 8% per annum payable quarterly. Principal payments to begin two years after the date of the Note, November 1, 2002. Through March 31, 2003, no principal has been paid. Interest, in the amount of $54,000 has been accrued for the nine months ended March 31, 2003. No interest was accrued for the three months ended March 31, 2003 as the note is non performing. Unpaid accrued interest due through March 31, 2003 is $234,000. The Note, accrued interest and interest expense have been eliminated in the consolidated financial statements (See Notes 1 and 13). Able Oil Company has a Note Receivable originally dated September 30, 2002 in the amount of $1,510,372.73 from PriceEnergy.Com, Inc. The Note has been updated for transactions during the six months ended March 31, 2003, resulting in a balance of $1,914,054.91 with interest at 8% per annum, to be paid quarterly, and was paid in the amount of $30,000. Principal payments to begin one year after date of Note, October 1, 2003, and continue monthly thereafter. The Note is the result of the transference of the unpaid accounts receivable which resulted from the sale of heating oil through PriceEnergy.Com, Inc. Able Oil Company has a second position as collateral in all of the assets of PriceEnergy.Com, Inc. to Able Energy, Inc. Interest in the amount of $30,000 has been recorded at March 31, 2003. No interest has been recorded for the quarter ended March 31, 2003. Any payments will go to pay principal. The note receivable accrued interest and interest income have been eliminated in consolidation against the amounts on PriceEnergy.Com, Inc.

NOTE 9   PROFIT SHARING PLAN
----------------------------

          Effective January 1, 1997, Able Oil Company established a Qualified Profit Sharing Plan under Internal Revenue Code Section 401-K. The Company matches 25% of qualified employee contributions. The expense was $18,219 (2003) and $23,331 (2002), for the nine months ended March 31.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                        JUNE 30, 2002 AND MARCH 31, 2003

NOTE 10  COMMITMENTS AND CONTINGENCIES (CONT'D)
-----------------------------------------------

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

          This has been amended by an agreement dated November 5, 2001. The entire settlement, net of attorney fees, was collected and placed in an attorney's escrow account for payment of all investigation and remediation costs. Able Energy Terminal, LLC has incurred costs of $60,667 to March 31, 2003 which are included in Prepaid Expenses and must be presented to the attorney for reimbursement.

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

          Price Energy.Com, Inc., a subsidiary, has commenced suit against ThinkSpark Corporation on Consulting Services Agreement, dated June 2, 2000. ThinkSpark has filed a counterclaim. On January 11, 2002, Price Energy and ThinkSpark agreed to settle their dispute. Price Energy will pay ThinkSpark $30,000 and there will be mutual releases of all claims as well as dismissals of the pending actions in New Jersey and Texas. The liability as of March 31, 2003 has been paid in full.

          Following an explosion and fire that occurred at the Able Energy Facility in Newton, NJ on March 14, (see Note 20), and through the subsequent clean up efforts, Able Energy has cooperated fully with all local, state and federal agencies in their investigations into the cause of this accident.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                        JUNE 30, 2002 AND MARCH 31, 2003

NOTE 10  COMMITMENTS AND CONTINGENCIES (CONT'D)
-----------------------------------------------

          On April 3, 2003, Able Energy received a Notice Of Violation from the New Jersey Department of Community Affairs ("DCA") citing a total of 13 violations to the New Jersey Administrative Code, Liquefied Petroleum Gas. Twelve of the violations were assessed a penalty of $500 each. One of the violations, regarding the liquid transfer from one truck to another truck, was assessed a penalty of $408,000, for a total of $414,000.

          The DCA document is currently under review by counsel. Based upon initial review, the company disagrees with many of the findings of the report and disputes many of the allegations. The company intends to contest the DCA Notice of Violation and the assessed penalties.

          The Company in the normal course of business has been involved in several suits. Suits in which the company was involved have been settled out of court at agreeable terms, according to management. No suits are currently in litigation.

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

          The rent for the first year is $7,145.83 per month and the second through fifth year is $7,431.67 per month, plus 20.5% of the building's annual operational costs and it's portion of utilities. The current monthly rent, including
                  Common Area Charges, is $9,799.04 per month.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                        JUNE 30, 2002 AND MARCH 31, 2003

NOTE 11  OPERATING LEASE
------------------------

          The lease does not contain any option for renewal. The rent expense was $86,901 for the nine months ended March 31, 2003. The estimated future rents are as follows:

                   Year Ended June 30,
                           2003                            $ 29,397
                           2004                             117,588
                           2005                             117,588
                           July 2005                          9,799
                                                           --------
                                Total                      $274,372
                                                           ========

          The following summarizes the month to month operating leases for the other subsidiaries:

              Able Oil Melbourne                 $500.00, per month
                                                 Total rent expense, $4,500
              Able Energy New York               $600.00, per month
                                                 Total rent expense, $5,400
NOTE 12  FRANCHISING

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                        JUNE 30, 2002 AND MARCH 31, 2003

NOTE 12  FRANCHISING (CONT'D)
-----------------------------

          The non-refundable fee of $25,000 has been recorded as Other Income in the period ended December 31, 2001. The advertising deposit was credited to advertising expense in the year ended June 30, 2002. The $5,000 Escrow Deposit was returned in September 2002.

NOTE 13  RELATED PARTY TRANSACTIONS
-----------------------------------

          $44,690 is due from the major Shareholder/Officer of the Company. This amount is evidenced by a Note bearing interest at a rate of 6% between the Shareholder and the Company. This Shareholder has loaned the Company a total of $380,000 as of March 31, 2003, as evidenced by a Demand Note with interest at 6% per annum, which can be paid all or in part at any time without penalty. The balance of the new note is $368,604 at March 31, 2003

          The following officers of this Company own stock in the subsidiary, PriceEnergy.Com, Inc., which they incorporated in November 1999.

                Chief Executive Officer                     23.5%
                President                                    3.6%

          No capital contributions have been made by these officers (See Notes 1 and 8).

NOTE 14  EARNINGS PER SHARE
---------------------------

          The shares used in the computation of the Company's basic and diluted Earnings Per Common Share are as follows:

                                                                      March 31,        March 31,
                                                                        2003             2002
                                                                        ----             ----
           Weighted Average of Common Shares Outstanding
             Used in Basic Earnings Per Share                        2,009,814        2,000,921

           Dilutive Effect of:
             Employee Stock Options                                     42,937           54,891
             Stock Warrants                                                  -                -
                                                                     ---------        ---------
           Weighted Average Common Shares Outstanding
             Used in Diluted Earnings Per Share                      2,052,751        2,055,812
                                                                     =========        =========

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

                        JUNE 30, 2002 AND MARCH 31, 2003

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

                        JUNE 30, 2002 AND MARCH 31, 2003

NOTE 17  STOCK ISSUANCE
-----------------------

          During the quarter ended September 30, 2002, 6000 shares of Common Stock were issued to the directors for services rendered during the year 2001, and charged at the fair market value as Directors' Fees. The share price was $4.00 per share for a total Directors' Fees of $24,000.

NOTE 18   COMPENSATED ABSENCES
------------------------------

          There has been no liability accrued for compensated absences; as in accordance with Company policy, all compensated absences, accrued vacation and sick payment must be used by December 31st. At March 31, 2003, any amount for accrual of the above is not material and has not been computed.

NOTE 19   CASH FLOW INFORMATION
-------------------------------

          The Directors received Common Stock as payment of Directors' Fees. No cash was received or paid. The Company lost fixed assets in the explosion at its Newton, NJ facility. As of March 31, 2003, there is no direct effect on cash (See Note 21).

NOTE 20   OTHER EVENTS
----------------------

          On March 14, 2003, Able Energy experienced an explosion and fire at its Newton, New Jersey facility that resulted in the destruction of an office building on the site, as well as damage to 18 company vehicles and neighboring properties. Fortunately, there were no serious physical injuries.

          The preliminary results of the company's investigation indicate that the explosion was an accident that occurred as a result of a combination of human error and mechanical malfunction.

          The Company was able to resume operations the following morning from other company facilities, avoiding any interruption of service to customers. Based upon current loss information, the company believes that the amount of its insurance coverage is sufficient to cover its potential liabilities for losses and damage.

          Final clean-up of the site has concluded. Future plans for the Newton facility have not yet been determined.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                        JUNE 30, 2002 AND MARCH 31, 2003

NOTE 21  INSURANCE CLAIM
------------------------

          The Company suffered a loss of a building, trucks, leasehold improvements, product inventory and equipment as well as cost of cleanup and restoration. The Company has filed an insurance claim. The insurance adjusters are in the process of finalizing the amounts to be paid to the Company. The estimated costs are $577,416 and is currently shown as an Insurance Claim Receivable on the balance sheet. Management anticipates the insurance recovery will cover the company costs.

NOTE 22  OTHER EXPENSE
----------------------

          The Company has been assessed a penalty by the New Jersey Department of Community Affairs (DCA) (see Note 10). The total amount of $414,000 has been recorded as Other Expense and an accrued liability.

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

          RESULTS OF OPERATIONS

          NINE MONTHS ENDED MARCH 31, 2003, COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2002.

          The Company reported revenues of $38,177,651 for the nine months ended March 31, 2003, an increase of 78.66% over the prior year's revenues for the same nine-month period. The sales increased by $16,808,659. This increase can be attributed primarily to the Company's continued aggressive sales activities, which resulted in a larger customer base as well as an increase in the sales of commercial diesel fuels and gasoline. The Company's primary delivery territory also experienced much colder weather and higher margins via a more favorable pricing structure. A higher commodity cost during this past season due to economic unrest, and the fear that war could disrupt the world's oil supply also impacted revenues. The Company experienced a sales increase in its two main commodities during the nine-month period ended March 31. Sales of #2 heating oil, the Company's main product line, grew in revenue dollars by 58.7%. Propane Gas sales, in dollars, grew by 64.0% for the first nine months over the same period in the prior year. In addition, the Company increased its sales of new equipment and HVAC services for the nine months by 67.0%. In addition, sales of on-road diesel, off-road diesel, and gasoline also experienced strong revenue growth. Sustained growth in these non-heating related products and services will also help even out the seasonality of the Company's business when heating related sales are generally down. Management has also committed to a realistic gross margin percentage on these off-season products to allow for maximum profitability.

          Gross profit margin, as a percentage of revenues, for the nine months ended March 31, 2003, decreased by 1.59%, but Gross Profit in dollars increased $2,724,784 above the prior year's nine-month results. The increase in Gross Profit is primarily a result of the Company's margin management policy, which was put into effect in September of 2001, and is designed to maintain margins, by product segment, on each of the products and services that it markets to the consumer. This program is designed to promote product pricing that is in line with the specific type and degree of service provided.

          Selling, General, and Administrative expenses, as a percent of sales, decreased by 7.47% from 18.41% in nine months ending March 31, 2002 to 10.94% during the same period in 2003. The Company attributes this decrease to its continued commitment to controlling expenses, insurance, telephone, and advertising. Management will continue to monitor the fiscal budget against actual results on an ongoing basis in an effort to further reduce SG&A as a percentage of sales.

          Operating income for the nine months ended March 31, 2003 was $1,870,412, as compared to the Company's operating loss of ($557,416) for the nine months ended March 31, 2002. This operating profit for nine months was directly related to the increase in sales and gross margins, and lower percentage of operating costs in comparison to sales.

          Net income for the nine months ended March 31, 2003 was $1,275,747 as compared to the same period for the previous year loss of ($596,833). This net income was the result of an increase in the sale of heating oil, propane, and heating related products, higher gross margins and lower percentage of operating costs as compared to sales.

           RESULTS OF OPERATIONS

           THREE MONTHS ENDED MARCH 31, 2003, COMPARED TO THREE MONTHS
             ENDED MARCH 31, 2002:

                                              March 31, 2003      March 31, 2002      % Inc / (Dec)
                                              --------------      --------------      -------------
           Sales                                $19,490,580           $8,800,243           121.48%

           Gross Profit Margin                    3,610,599            2,111,401            71.00%

           Selling General &                      1,747,490            1,367,605            27.78%
           Administrative Expense


           Income From Operations                 1,545,858              452,972           241.27%

           Net Income                             1,081,165              420,472           159.13%

          The sales increases can be attributed to the Company's continued aggressive sales activities, which resulted in a larger customer base, colder weather during the reporting period, more sales of all product lines, and an increase in service work. The increased margin is the result of the Company's margin management policy instituted in September of 2001. Colder weather during this current quarter including temperatures that were 32% lower than the same period a year ago, a more favorable pricing structure as discussed earlier, and lower operating costs all contributed to the Company's operating profit and net income. The Company reported revenues for the third quarter of $19,490,580, an increase of 121.48% over the revenues of the third quarter a year ago. Sales increased by $10,690,337 due to an increase in heating degree days for the period as compared to the same quarter one year earlier, increased sales dollars per unit (gallon) due to an increase in the cost of the commodity, and the Company's continued uncompromising sales efforts.

          Total gross profit margin increased 71.00 % from the same period a year earlier from $2,111,401 in 2002 to $3,610,599 in the third fiscal quarter this year. The increase can be attributed to the dramatic increase in sales for the corresponding period along with continued focus on proper margin management.

          Selling, General, and Administrative expenses, as a percent of sales, decreased by 6.57% for the third quarter compared to last year. The Company experienced SG&A of $1,747,490 for the period ending March 31, 2003 against $1,367,605 the same quarter for the year prior. This percentage decrease was due to continued efforts to contain expenses in key areas such as telecommunications, advertising, and insurance while handling a significant increase in sales for the period.

          Operating Income for the three-month period increased by $1,092,886 from the quarter ending March 31, 2002. The Company had an operating income for the quarter ending March 31, 2002 of $452,972 as compared to operating income of $1,545,858 for the quarter ended March 31, 2003. This operating income is due to the increased sales, increased gross profit, and expense containment efforts as noted above.

          OPERATIONAL EFFICIENCIES

          The Company believes that it will continue to increase the utilization of existing personnel and equipment, thus continuing to reduce expenses as a percent of sales, and increasing profitability, within its current business configuration.

          This current fiscal year represents the Company's second year of its margin management program designed to increase profitability without sacrificing customer appeal. The Company believes that there is value to the products and services that it provides to its consumers in varying levels based upon the specific needs of the consumer and the products provided. As evidenced by the margin performance this year to date, coupled with the increase in sales this program is working and has been expanded to include equipment sales/service.

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

          The Company has introduced additional customer service technology to its Rockaway call and administrative center during the third fiscal quarter of 2002/2003. Able Energy management believes that by providing enhancements to its existing telephony hardware and in-house management, the Company's call center environment will be provided with the ability to respond to changing call patterns, both higher and lower, without the expense of clerical over-staffing to meet unrealized needs. New software now provides the customer with the option of placing an order via a voice activated technology. This will enable customers who simply wish to refill their fuel tank, the opportunity to quickly place an order 24 hours a day without the help of a live customer service representative.

          The Company is now beginning full implementation of the recently announced automated dispatch technology, which provides management with the ability to communicate with service technicians instantaneously. This system also is now performing billing functions at the customer's location as well as documenting payment data instantaneously. Additionally, management is now aware of the status of every on-duty worker and obtains real time reporting for stand-by, en route, and service work time. This enables the Company to maximize scheduling opportunities and eliminating service technician down time.

          OPERATING SUBSIDIARY

          The company's new operating subsidiary, PriceEnergy with it state of the art order-processing platform, is now in its second full year of operation. This revolutionary proprietary technology is fully automated and allows for the removal of the inefficiencies associated with traditional heating oil companies within this industry. For the first nine months of this fiscal year, PriceEnergy generated 2,042,191 incremental gallons, which were delivered by PriceEnergy's dealer network, which also includes Able Energy as a participating dealer. In November of 2002, PriceEnergy signed a contract with BJ's Wholesale Club to sell heating oil and other services in their club stores. On December 16th 2002, PriceEnergy began sales of Home Heating Oil in the initial BJ's stores. Gallons sold through this new venue have been increasing with each week. The Company is very pleased with these recent developments and the joint progress that has been made with this new "Channel Partner". The Company believes that this is the first of many prime retail opportunities to utilize the PriceEnergy operating platform to open new markets for the sales of heating oil, diesel fuel, and propane gas.

          EXPLOSION AND FIRE

          On March 14, 2003, Able Energy experienced an explosion and fire at its Newton, New Jersey facility that resulted in the destruction of an office building on the site, as well as damage to 18 company vehicles and neighboring properties. Fortunately, due to the immediate response by employees at the site, a quick evacuation of all personnel occurred prior to the explosion, preventing any serious injuries.

          The preliminary results of the company's investigation indicate that the explosion was an accident that occurred as a result of a combination of human error, mechanical malfunction, as well as the failure to follow prescribed state standards for propane delivery truck loading. On April 3, 2003, Able Energy received a Notice of Violation from the New Jersey Department of Community Affairs. The dollar amount of the assessed penalty totaled $414,000. Able Energy has contested the Notice of Violation as well as the assessed penalties with the State of New Jersey and is awaiting a hearing date.

          Able Energy has worked closely, and cooperated fully with all local and state officials in the clean up phase, tank testing process, and subsequent investigations. Strict and clear employee communications have taken place to reinforce compliance with all governmental regulations as well as company policy. The company has retained the assistance of Boyer Safety Services, experts in the propane industry; to hold safety-training sessions for all propane related employees. This training will be ongoing and will upgrade employee training to the most modern and up-to-date levels as well as reinforce Able Energy's commitment to operate all aspects of the company in a professional, responsible, and safe manner.

          Company operations have continued throughout the aftermath of the incident and management believes that it can fully recover to normal delivery operations this quarter from its alternate site in Rockaway, New Jersey.

          LIQUIDITY AND CAPITAL RESOURCES

          For the nine months ended March 31, 2003, compared to the nine months ended March 31, 2002, the Company's cash position decreased by $359,276 from $371,166 to $11,890. For the year ended June 30, 2002, cash was generated through collections of customer advance payments, and an increased loan from the bank. In the nine months ending March 31, 2003, the Company entered into an agreement and received a loan of $750,000 from a private company and a loan in excess of $300,000 from the C.E.O. The Company is in discussions with a financial institution to obtain a term loan of $3 million to consolidate a large portion of its existing debt and also obtain a working capital line of credit of $2 million. This will enable the Company to continue to grow while strengthening its infrastructures.

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

                                               ABLE ENERGY, INC. AND SUBSIDIARIES

                                                     SELECTED FINANCIAL DATA

                                                Nine Months Ended March 31,              Three Months Ended March 31,

                                                  2003                2002                 2003                 2002
                                                  ----                ----                 ----                 ----
CONSOLIDATED STATEMENT OF INCOME
--------------------------------
Sales                                         $38,177,651         $21,368,992           $19,490,580         $ 8,800,243

Gross Profit                                    6,960,342           4,235,558             3,610,599           2,111,401

Operating Income (Loss)                         1,870,412           (557,416)             1,545,858             452,972

Net Income (Loss)                               1,242,857           (596,833)             1,041,275             420,472

Basic Net Income (Loss) Per Share                     .63               (.30)                   .54                 .21

EBITDA (1)                                      2,368,334             301,215             1,449,109             743,796


CONSOLIDATED BALANCE SHEET                    AT MARCH 31,        AT MARCH 31,
--------------------------
                                                   2003                2002
                                                   ----                ----
Cash                                          $    11,890         $   371,166

Current Assets                                  6,666,013           3,418,986

Current Liabilities                             7,320,312           5,076,281

Total Assets                                   13,703,983          10,891,470

Long Term Liabilities                           1,822,784           1,649,027

Total Stockholders' Equity                      4,560,887           4,166,162


(1) Earnings Before Interest, Income Taxes, Depreciation and Amortization

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

     As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None for period ending March 31, 2003.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         On March 14, 2003, Able Energy experienced an explosion and fire at its Newton, New Jersey facility that resulted in the destruction of an office building on the site, as well as damage to 18 company vehicles and neighboring properties. On April 3, 2003, Able Energy received a Notice of Violation from the New Jersey Department of Community Affairs. The dollar amount of the assessed penalty totaled $414,000. Able Energy has contested the Notice of Violation as well as the assessed penalties with the State of New Jersey and is awaiting a hearing date.

         On April 7, 2003, Able Energy, Inc., Able Propane, LLC, and Able Oil Company, LLC and Able Oil Company were named as defendants in a class action complaint filed with the Superior Court of New Jersey, Sussex County. The plaintiffs allege negligence, gross negligence, trespass, private nuisance and strict liability. In addition, the plaintiffs seek recovery of punitive damages. We intend to defend the suit vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits


         99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended March 31, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May 2003.


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

May 15, 2003

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

May 15, 2003

/s/ Christopher P. Westad
Christopher P. Westad
Chief Financial Officer