Form 10-K
period 2003-06-30
ABLE ENERGY INC
filed 2003-09-29
CIK 1065728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------
                                    FORM 10-K

    (Mark One)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year ended      June 30, 2003
                          -----------------------

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to
                               -------------------    -------------------

                        Commission file number: 333-59109

                                ABLE ENERGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                         22-3520840
----------------------------------------                 -----------------------
   (State or other jurisdiction of                          (I.R.S. employer
    incorporation or organization)                         identification No.)

        198 Greenpond Road
             Rockaway, NJ                                         07866
----------------------------------------                 -----------------------
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code: (973) 625-1012

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par value $.001 Per Share
                     ---------------------------------------
                                (Title of class)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         The Issuer's Revenues for the Most Recent Fiscal Year, June 30, 2003, were $46,297,662.

         The aggregate market of the voting stock held by non-affiliates of the registrant was approximately $6,522,930.00 as of the close of business on September 22, 2003.

         The number of shares of Common Stock, $.001 par value, issued and outstanding as of September 22, 2003 was 2,013,250.

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

In fiscal year 2002, sales of home heating oil accounted for approximately 57% of the Company's revenues. The remaining 43% of revenues were from sales of gasoline, diesel fuel, kerosene, propane, home heating equipment services, and related sales. The Company now serves approximately 29,000 home heating oil customers from three locations, of which two are located in New Jersey and one is located in Florida.

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

The Company delivers fuel with its own fleet of 28 custom fuel oil trucks and four owner-operator fuel oil delivery trucks. The Company's fuel trucks have fuel capacities ranging from 3,000 to 8,000 gallons. Each vehicle is assigned to a specific delivery route, and services between 4 and 40 customer locations per day depending on market density and customers' fuel requirements. The Company also operates 16 Company owned service vans and one owner-operated service vans, which are equipped with state of the art diagnostic equipment necessary to repair and/or install heating equipment. The number of customers each van serves mostly depends upon the number of service calls received on any given day.

ABLE OIL

Able Oil was established in 1989 and is the Company's largest subsidiary, accounting for approximately 83% of the Company's total revenues in fiscal 2003. Able Oil is headquartered in Rockaway, New Jersey, and serves just under 29,000 oil customer accounts throughout northern New Jersey, mostly in Morris, Sussex, Warren, Passaic and Essex counties, from its distribution locations in Rockaway and Newton, New Jersey. Of these accounts, approximately 85% are residential customers and 15% are commercial customers.

Generally, 28 of the Company's fuel oil trucks are reserved for use by Able Oil, of which 28 trucks operate from the Rockaway facility and five vans operate from the Newton, New Jersey, facility. In addition, Able Oil utilizes the services of five owner-operated trucks. Each owner operator is under contract; they are responsible for all of the vehicle operating expenses including insurance coverage. All of the trucks have the Company's logo on them.

Able Oil's 28 fuel oil delivery trucks, and the five owner-operator trucks, acquire fuel inventory at the Company's facilities in Rockaway and Newton. Dispatch of fuel oil trucks is conducted at both the Rockaway.. Billing is conducted from Able Energy's corporate headquarters in Rockaway.

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

Able Oil's oil burner service operates out of the Rockaway and Newton facility. Able Oil dispatches a total of 16 service vans, one of which is subcontracted from an owner-operator.

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

RETAIL PROPANE DISTRIBUTION

The Company is engaged in the retail distribution of propane gas and propane equipment, and provides services related thereto through its subsidiary Able Propane. Able Propane, based in Rockaway, New Jersey, was established 1996 as part of the Company's efforts to increase market penetration through diversification. Able Propane serves approximately 3,500 accounts, the majority of which are located in northern New Jersey.

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

PriceEnergy is currently completing its dealer network throughout New York, Pennsylvania, Massachusetts, Connecticut, and New Jersey. Products and services will be ordered over the Internet and forwarded to the local dealer to schedule delivery. PriceEnergy receives payment and retains a four cent per gallon override on all oil ordered through the system.

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

                                   SEASONALITY

The Company's business is directly related to the heating needs of its customers. Accordingly, the weather can have a material effect on the Company's sales in any particular year. Generally, however, the temperatures in the past thirty years have been relatively stable, and as a result, have not had a significant impact on the Company's performance, except on a short-term basis. In the years 1997 and 2001, "El Nino" caused two of the warmest winters on record, which impacted home heating oil sales during the 1997-1998 and 2001-2002 winter seasons. The winter of 2002-2003 was approximately 14% colder than normal, resulting in record revenues for Able Energy.

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

WHOLESALE SUPPLIERS

The Company has three supply contracts for the purchase of Number 2 Heating Oil, representing 10% of the Company's annual heating fuel purchases. The Company purchases its remaining fuel supplies on the spot market. The Company satisfies its inventory requirements with nine different suppliers, the majority of which have significant domestic fuel sources, and many of which have been suppliers to the Company for over 5 years. The Company's current suppliers are Ameranda Hess Corporation,.Motiva Enterprises, Petron Oil Corporation, Star Enterprises, Sprague Energy, Petrocom Energy Group Ltd., and Sun Co., Inc. (R&M). The Company monitors the market each day and determines when to purchase its oil inventory and from whom. As of June 1998, the Company began storing supplies of fuel equal to a month's sales of fuel because of unusually low fuel prices.

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

PRODUCT LINES

In fiscal year 2003, sales of home heating oil accounted for approximately 57% of the Company's revenues. The remaining 43% of revenues were from sales of gasoline, diesel fuel, kerosene, propane, equipment sales and service, and related sales. The Company also installs heating equipment and repairs such equipment on a 24 hours-a-day, seven days-a-week basis, generally within four hours of request.

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

On September 15, 2003, Able Oil received approval from the New Jersey Department of Environmental Protection a revised Discharge Prevention Containment and Countermeasure plan ("DPCC") and Discharge, Cleanup and Removal plan ("DCR") for the facility at 344 Route 46 East in Rockaway, New Jersey. This plan has received approval and will be in effect for three years. The State of New Jersey requires companies which operate major fuel storage facilities to prepare such plans, as proof that such companies are capable of, and have planned for, an event that might be deemed by the State to be hazardous to the environment. In addition to these plans, Able Oil has this facility monitored on an ongoing basis to ensure that the facility meets or exceeds all standards required by the State.

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

EMPLOYEES

As of June 30, 2003, the Company employed approximately 82 individuals. From October through March, the Company's peak season, the Company employs approximately 100 persons. From April through September, the Company employs approximately 75 persons. Currently, there are no organized labor unions representing any of the employees of Company or any of its related companies.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate headquarters are located in a 9,800 square foot facility in Rockaway, New Jersey. This facility accommodates the Company's corporate, administrative, marketing and sales personnel. The lease expires July 31, 2005 and carries an annual rent increasing from $109,000 to $290,000 over the term of the lease. The Company owns the property located at 344 Route 46 in Rockaway, New Jersey. This facility accomodates the Company's fuel terminal, including fuel storage tanks, truck yard space and dispatch operations. The Company purchased the property in August 1999, through a newly formed wholly-owned subsidiary, Able Energy Terminal, LLC, at a purchase price of $1,150,000. The Company also owns buildings, totaling 1,000 square feet, consisting of wood frame facilities located at 38 Diller Avenue, Newton, New Jersey that serves as a supply depot, storage area administrative offices and service facility.

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

A lawsuit has been filed against the Company by property owners who allegedly suffered property damages as a result of the March 14, 2003 explosion and fire. The Company's insurance carrier is defending as related to compensatory damages. Legal counsel is defending on the punitive damage claim. Per legal counsel, it is too early in the process to assess the outcome, in their opinion, the matter will not be certified as a Class Action.

As a result of the March 14, 2003 explosion and fire, various claims for property damage have been submitted to the Company's insurance carrier. These claims are presently being handled and, in many cases, settled by the insurance carrier's adjuster. There are approximately 200 claims being handled and adjusted with reserves for losses established as deemed appropriate by the insurance carrier.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote and ratified at our annual meeting held in Rockaway, New Jersey on May 30, 2003.

(1) Elected a board of seven directors to hold office until the 2004 Annual Meeting of Shareholders and until their successors are elected and qualified;

                                    FOR        AGAINST        ABSTAIN

Timothy Harrington              1,018,996         0              0
Christopher P. Westad           1,018,996         0              0
James Pucaro                    1,018,996         0              0
Gregory Sichenzia               1,018,996         0              0
Patrick O'Neill                 1,018,996         0              0
Edward C. Miller, Jr.           1,018,996         0              0

(2) Ratified the selection of Simontacchi & Company, LLP as our auditors for the fiscal year ending June 30, 2004.

                                    FOR        AGAINST        ABSTAIN

                                 1,018,996         0              0

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR SECURITIES

The Company's Common Stock commenced trading on the Nasdaq SmallCap Market under the symbol "ABLE" on June 29, 1999. The following table sets forth the high and low sale price of the Common Stock on a quarterly basis, as reported by Nasdaq:

         QUARTER ENDED               HIGH PRICE ($)    LOW PRICE ($)
         -----------------------------------------------------------

         June 30, 2000               6                 4 1/4
         September 30, 2000          5 1/4             3
         December 31, 2000           4                 1 5/8
         March 31, 2001              3 9/16            2
         June 30, 2001               6.75              2.35
         September 30, 2001          5.89              3.70
         December 31, 2001           4.58              3.55
         March 31, 2002              4.72              3.34
         June 30, 2002               4.55              3.30
         September 2002              4.50              3.40
         December 2002               4.82              2.81
         March 2003                  4.80              2.80
         June 2003                   4.15              2.41


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

RECENT SALE OF UNREGISTERED SECURITIES

                                      None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                             FOR THE YEAR ENDED JUNE 30,

                                        2003           2002            2001
                                        ----           ----            ----
Results of Operation Data
-------------------------

Sales                               $ 46,297,662   $ 26,723,482    $ 33,953,373
Gross Profit                           7,541,962      5,071,010       5,169,010
Operating Income (Loss)                  927,627     (1,426,268)     (1,799,235)
Net Income (Loss)                        202,152     (1,522,255)     (1,614,909)
Net Income (Loss) Per Share                  .10           (.76)           (.81)
Depreciation and Amortization          1,220,048      1,156,601       1,009,201
Interest Expense                         465,531        298,331         236,599
Weighted Average Number of Shares
   Outstanding                         2,012,708      2,001,332       2,000,000


Balance Sheet Data
------------------

Cash                                $    400,033   $    258,560    $  1,489,018
Current Assets                         5,504,366      3,086,136       4,040,586
Current Liabilities                    8,678,829      5,559,680       5,169,197
Total Assets                          12,612,582     10,477,891      11,756,530
Long-Term Liabilities                    446,461      1,657,071       1,828,401
Total Stockholders' Equity             3,487,292      3,261,140       4,758,932

                       Able Energy, Inc. and Subsidiaries

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements in this Annual Report on Form 10-K concerning the Company's outlook or future economic performance, anticipated profitability, gross billings, expenses or other financial items, and statements concerning assumptions made or exceptions to any future events, conditions, performance or other matters are "forward looking statements," as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors that would cause actual results to differ materially from those stated in such statements. Such risks, and uncertainties and factors include, but are not limited to: (i) changes in external competitive market factors or trends in the Company's results of operation; (ii) unanticipated working capital or other cash requirements and (iii) changes in the Company's business strategy or an inability to execute its competitive factors that may prevent the Company from competing successfully in the marketplace.

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

         Results of Operations

         Year ended June 30, 2003; Compared to the Year ended June 30, 2002.

         The Company reported revenues of $46,297,662 for the year ended June 30, 2003, an increase of 73.25% over the prior year's revenues for the same period. The sales increased by $19,574,180. This increase can be attributed primarily to the Company's continued aggressive sales activities, which resulted in a larger customer base as well as an increase in the sales of commercial diesel fuels and gasoline. The Company's primary delivery territory also experienced much colder weather and higher margins via a more favorable pricing structure. A higher commodity cost during this past season due to economic unrest, and the fear that war could disrupt the world's oil supply also impacted revenues. The Company experienced a sales increase in its two main commodities during the year ended June 30, 2003. Sales of #2 heating oil, the Company's main product line, grew in revenue dollars by 79.09%. Propane gas sales, in dollars, grew by 53.61% for the year over the prior year. In addition, the Company increased its sales of new equipment and HVAC services for the year by 35.92%. In addition, sales of gasoline and on-road diesel also experienced strong revenue growth. Sustained growth in these non-heating related products and services in the off-season, will also help even out the seasonality of the Company's business when heating related sales are generally down. Management has also been dedicated to a realistic gross margin percentage on these off-season products to allow for greatest profitability.

         Gross profit margin, as a percentage of revenues, for the year ended June 30, 2003, decreased by 2.69%, but gross profit in dollars increased $2,470,952 above the prior year's results. Gross profit margin as a percentage of revenues was lower due to the increased cost of the main commodities during this past heating season. Typically, margin dollars per gallon remain relatively constant in a given marketing area regardless of the changes in commodity pricing. The overall increase in gross profit reflects the Company's margin management policy along with the increase in gross sales revenue. This margin program is designed to promote product pricing that is in line with the specific type and extent of service that is provided.

         Selling, general, and administrative expenses, as a percent of sales, decreased by 8.33% from 19.98% in the year ending June 30, 2002 to 11.65% during the same period in 2003. The Company attributes this decrease to its continued dedication to controlling expense line items as a percentage of sales, including advertising, and outside consulting fees. Management will continue to monitor the fiscal budget against actual results on a continuing basis in an effort to further reduce SG&A as a percentage of sales.

         Operating income for the year ended June 30, 2003 was $927,627, as compared to the Company's operating loss of ($1,426,268) for the year ended June 30, 2002. This operating profit for the year was directly related to the increase in sales and lower percentage of operating costs in comparison to sales.

         Net income for the year ended June 30, 2003 was $202,152 as compared to the same period for the previous year loss of ($1,522,255), a year over year increase of $1,724,407. The overall performance in net income was primarily affected by the dramatic increase in sales during the year. Primarily, the Able Oil subsidiary experienced the greatest increase in year-to-year net profit of $1,378,655 this year compared to prior year. This net income while being a significant improvement over the prior year was severely effected by the explosion and fire on March 14, 2003, and regulatory penalties of $435,500, discussed on a subsequent page.

               Results of Operations

               Year ended June 30, 2003, compared to year ended June 30, 2002:

                                 June 30, 2003   June 30, 2002   % Inc / (Dec)
                                 -------------   -------------   -------------

          Sales                    $46,297,662     $26,723,482       73.24%

          Gross Profit Margin        7,541,962       5,071,010       48.73%

          Selling General &          5,394,287       5,340,677        1.00%
          Administrative Expense


          Income/(Loss) From           927,627      (1,426,268)     100.00%+
          Operations
                                       202,152      (1,522,255)     100.00%+
          Net Income


         To reiterate, the sales increases can be attributed to the Company's vigorously energetic sales activities, which resulted in continued customer growth especially automatic delivery heating oil customers. In addition, the year as a whole was 34% colder than the prior year creating higher demand in heating related gallons sales. While the 2002/2003 season was colder than the prior year, it was also 10% colder than normal in the Company's primary delivery area of Northwestern New Jersey. This colder weather also contributed to a 36% increase in HVAC service work and new heating system installations. While the Company increased the total Gross Profit Margin by 49%, the overall percent to sales as compared to prior year was down by 2.7% due to increased commodity costs coupled with a margin goal per gallon that was achieved. Unseasonably cold weather this year, continued strong sales and marketing efforts, continued emphasis on margin management, along with stable operating costs all contributed to the Company's operating profit and net income. The Company reported revenues for the year of $46,297,662, an increase of 73.24% over the revenues of a year ago. These increased revenues were the result of sales efforts, colder weather, and a higher commodity cost this past season.

         Operational Efficiencies

         The Company believes that it will continue to increase the utilization of existing personnel and equipment, thus continuing to reduce expenses as a percent of sales, and increasing profitability, within its current business configuration. The redefining of the Company's organizational chart and associated position descriptions (by assigning duties to best suit the organizations growth) will further enhance this increased utilization. Moreover, the Company is in the process of implementing a new operating system to further streamline operations and information processing.

         The Company's margin management strategy will be additionally strengthened as it plans to use the PriceEnergy subsidiary to handle highly discounted non-service related home heating oil sales previously sold through the Able Oil subsidiary. This change will permit Able Oil Co. to grow its automatic delivery customer base using its moniker of "Full Service at Discount Prices", while the PriceEnergy entity will cater to those customers looking for the lowest possible retail price either "on-line" or over the phone. The Company believes that this further segmentation of its customer base will be successful in increasing overall profitability while enhancing customer appeal. The Company has identified several discreet customer segments that prefer varying levels of service from the Company. By better aligning the Company's product offerings to match the desires of these customer segments, the Company believes that it will be able to capture a larger market share

         The Company is in the process of implementing a service billing methodology known as "Flat Rate Pricing", an approach similar to that used in the automobile repair industry. This system will provide sales and service personnel the capability of offering the customer an easy to understand, "package approach" to repairs and equipment installations with one or two line billings per invoice. This policy is consistent with the Company's customer segmentation strategy, permitting different retail prices for different customer segments, based upon their choice of service level desired. This system will interface with the Company's automated dispatch communications program that was introduced last year. Flat rate pricing is being rolled out in the 2nd fiscal quarter of the current year and is anticipated that this system will be fully implemented by the end of the current fiscal year.

         Recently Implemented Technological Procedures

         The Company has established goals, which will be accomplished through the implementation of some modern technologies that are currently being installed into the Company's existing infrastructure.

         The Company has introduced additional customer service technology to its Rockaway call and administrative center during the past year. Able Energy management believes that the improvements to its existing telephony hardware and in-house management, the Company's call center environment will be provided with the ability to respond to changing call patterns, both higher and lower, without the expense of clerical over-staffing to meet unrealized needs. New software now provides the customer with the option of placing an order via a voice activated technology. This allows customers who simply wish to refill their fuel tank, the opportunity to quickly place an order 24 hours a day without the help of a live customer service representative.

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

         Operating Subsidiary

         The company's operating subsidiary, PriceEnergy with it modern order-processing platform is now in its second full year of operation. This revolutionary proprietary technology is fully automated and allows for the removal of the inefficiencies associated with traditional heating oil companies within this industry. PriceEnergy has generated over 2 million gallons in new business this year, which were delivered by PriceEnergy's dealer network. In December of 2002, PriceEnergy began sales of Home Heating Oil in the initial BJ's Wholesale Club. Gallons sold through this new venue have been increasing with each week. The Company is excited about this new sales opportunity with its new "Channel Partner", BJ's. The Company believes that this is the first of many prime retail opportunities to utilize the PriceEnergy operating platform to open new markets for the sales of heating oil, diesel fuel, and propane gas.

         Explosion and Fire

         On March 14, 2003, Able Energy experienced an explosion and fire at its Newton, New Jersey facility which resulted in the destruction of an office building on the site, as well as damage to 18 company vehicles and neighboring properties. Fortunately, due to the immediate response by employees at the site, a quick evacuation of all personnel occurred prior to the explosion, preventing any serious injuries.

         The preliminary results of the company's investigation indicate that the explosion was an accident that occurred as a result of a combination of human error, mechanical malfunction, as well as the failure to follow prescribed state standards for propane delivery truck loading. On April 3, 2003, Able Energy received a Notice of Violation from the New Jersey Department of Community Affairs. The dollar amount of the assessed penalty totaled $414,000. Able Energy has contested the Notice of Violation as well as the assessed penalties with the State of New Jersey and is waiting for a hearing date.

         The company has taken the lessons learned from this event very seriously. Able Energy has worked closely, and cooperated fully with all local and state officials in the clean up phase, tank testing process, and subsequent investigations. Strict and clear employee communications have taken place to reinforce compliance with all governmental regulations as well as all company policies. The company has retained the assistance of Boyer Safety Services, experts in the propane industry; to hold safety-training sessions for all propane related employees. This training will be ongoing and will upgrade employee training to the most modern and up-to-date levels as well as reinforce Able Energy's commitment to operate all aspects of the company in a professional, responsible, and safe manner.

         The Company is currently not processing deliveries from the Newton, New Jersey facility as it awaits the outcome of an appeal before the Newton Board of Adjustment as to future operations from that site. Company operations have continued throughout the aftermath of the incident and management believes that it has fully recovered to normal delivery operations using its main distribution facility in Rockaway, New Jersey.

         Liquidity And Capital Resources

         For the year ended June 30, 2003, compared to the year ended June 30, 2002, the Company's cash position increased by $141,473 from $258,560 to $400,033. For the year ended June 30, 2002, cash was generated through collections of customer advance payments, and an increased loan from the bank. In the year ending June 30, 2003, the Company entered into agreements and received loans of $750,000 from a private company and a loan in excess of $300,000 from the C.E.O. The Company has closed a new credit facility on September 22, 2003 with UPS Business Capital Credit and obtained a term loan of $4.3 million to consolidate a large portion of its existing debt and has also obtained a working capital line of credit of $700,000. This new debt restructuring will save in excess of $200,000 per year in interest payments and eliminate previous administrative efforts in the managing of over two-dozen individual leases and loans. The new facility will enable the Company to continue to grow while strengthening its infrastructure.

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

ITEM 8.  FINANCIAL STATEMENTS

All financial information required by this Item is attached hereto beginning on Page F-1.

                                ABLE ENERGY, INC.

                             JUNE 30, 2003 AND 2002
                             ----------------------



                                 C O N T E N T S
                                 ---------------

                                                                            PAGE
                                                                            ----

CONSOLIDATED FINANCIAL STATEMENTS:

         ACCOUNTANTS' REPORT ................................................F-2

         CONSOLIDATED BALANCE SHEET ...................................F-3 - F-4

         CONSOLIDATED STATEMENT OF OPERATIONS ...............................F-5

         CONSOLIDATED STATEMENT OF CHANGES
            IN STOCKHOLDERS' EQUITY .........................................F-6

         CONSOLIDATED STATEMENT OF CASH FLOWS ........................F-7  - F-8

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..................F-9 - F-32

To The Board of Directors
Able Energy, Inc.
Rockaway, New Jersey  07866


                          Independent Auditors' Report
                          ----------------------------

We have audited the accompanying consolidated balance sheet of Able Energy, Inc. and subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of income, changes in Stockholders' equity, and cash flows for the years ended June 30, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audits the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Able Energy, Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years ended June 30, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.




Simontacchi & Company, LLP
Rockaway, New Jersey
September 22, 2003

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------

                                                                                  JUNE 30,
                                                                         ---------------------------
                                                                             2003            2002
                                                                         -----------     -----------
Current Assets:
    Cash                                                                 $   400,033     $   258,560
    Accounts Receivable (Less Allowance for Doubtful
       Accounts of  $279,913 (2003) and $242,358 (2002)                    2,661,808       1,933,526
    Inventory                                                                789,422         405,424
    Notes Receivable - Current Portion                                        57,577          32,756
    Miscellaneous Receivables                                                 70,503         113,905
    Prepaid Expenses                                                         395,982         228,839
    Insurance Claim Receivable                                               349,526              --
    Deferred Costs - Insurance Claims                                        703,675              --
    Prepaid Expense - Income Taxes                                             2,063           2,733
    Deferred Income Tax                                                       73,777          65,703
    Due From Officer                                                              --          44,690
                                                                         -----------     -----------
        Total Current Assets                                               5,504,366       3,086,136
                                                                         -----------     -----------

Property and Equipment:
    Land                                                                     451,925         451,925
    Buildings                                                                946,046       1,096,046
    Trucks                                                                 3,125,453       3,037,192
    Fuel Tanks                                                             1,455,501       1,190,153
    Machinery and Equipment                                                  769,817         576,123
    Leasehold Improvements                                                   597,759         578,792
    Cylinders                                                                755,496         731,692
    Office Furniture and Equipment                                           200,640         200,640
    Website Development Costs                                              2,274,575       2,200,511
                                                                         -----------     -----------
                                                                          10,577,212      10,063,074
    Less: Accumulated Depreciation and Amortization                        4,331,055       3,461,342
                                                                         -----------     -----------
        Net Property and Equipment                                         6,246,157       6,601,732
                                                                         -----------     -----------

Other Assets:
    Deferred Income Taxes                                                     45,091              --
    Deposits                                                                 165,541          70,570
    Notes Receivable - Less Current Portion                                  177,793         216,628
    Customer List, Less Accumulated Amortization of  ($188,122) 2003
       and 2002                                                              422,728         422,728
    Covenant Not to Compete, Less Accumulated Amortization of
       $76,667 (2003) and $56,667 (2002)                                      23,333          43,333
    Development Costs - Franchising                                           27,573          36,764
                                                                         -----------     -----------
         Total Other Assets                                                  862,059         790,023
                                                                         -----------     -----------

        Total Assets                                                     $12,612,582     $10,477,891
                                                                         ===========     ===========

                   See Accompanying Notes and Auditor's Report

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------

                                                                                  JUNE 30,
                                                                       ------------------------------
                                                                           2003              2002
                                                                       ------------      ------------
Current Liabilities:
    Accounts Payable                                                   $  1,420,911      $  1,159,341
    Note Payable - Bank                                                   1,270,000         1,470,000
    Note Payable - Other                                                  1,585,000           500,000
    Current Portion of Long-Term Debt                                     1,888,982           584,384
    Accrued Expenses                                                        735,370           309,363
    Accrued Taxes                                                            98,612            24,673
    Customer Pre-Purchase Payments                                          936,680           880,111
    Customer Credit Balances                                                416,644           548,336
    Escrow Deposits                                                           5,000            28,472
    Note Payable - Officer                                                  321,630            55,000
                                                                       ------------      ------------
        Total Current Liabilities                                         8,678,829         5,559,680

Deferred Income                                                              79,679            79,679
Deferred Income Taxes                                                        70,310            54,712
Long Term Debt: less current portion                                        296,472         1,522,680
                                                                       ------------      ------------
        Total Liabilities                                                 9,125,290         7,216,751
                                                                       ------------      ------------

Stockholders' Equity:
    Preferred Stock
    Authorized 10,000,000 Shares Par Value $.001 per share
     Issued - None
    Common Stock
    Authorized 10,000,000 Par Value $.001 per share Issued
      and Outstanding Shares 2,013,250 (2003) and 2,007,250 (2002)            2,014             2,008
    Paid in Surplus                                                       5,711,224         5,687,230
    Retained Earnings (Deficit)                                          (2,225,946)       (2,428,098)
                                                                       ------------      ------------
        Total Stockholders' Equity                                        3,487,292         3,261,140
                                                                       ------------      ------------

        Total Liabilities and Stockholders' Equity                     $ 12,612,582      $ 10,477,891
                                                                       ============      ============

                   See Accompanying Notes and Auditors' Report

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                               YEARS ENDED JUNE 30,
                                                                  ------------------------------------------------
                                                                      2003              2002             2001
                                                                  ------------      ------------      ------------
Net Sales                                                         $ 46,297,662      $ 26,723,482      $ 33,953,373

Cost of Sales                                                       38,755,700        21,652,472        28,784,363
                                                                  ------------      ------------      ------------

     Gross Profit                                                    7,541,962         5,071,010         5,169,010
                                                                  ------------      ------------      ------------

Expenses

     Selling, General and Administrative Expenses                    5,394,287         5,340,677         5,959,044
     Depreciation and Amortization Expense                           1,220,048         1,156,601         1,009,201
                                                                  ------------      ------------      ------------
        Total Expenses                                               6,614,335         6,497,278         6,968,245
                                                                  ------------      ------------      ------------

    Income (Loss) From Operations                                      927,627        (1,426,268)       (1,799,235)
                                                                  ------------      ------------      ------------

Other Income (Expenses):
     Interest and Other Income                                         127,248           214,707           404,290
     Interest Expense                                                 (465,531)         (298,331)         (236,599)
     Directors' Fees                                                   (24,000)          (20,400)               --
     Gain on Insurance Recovery (Note 24)                              215,140                --                --
     Other Expense (Note 22)                                          (435,500)               --                --
      Legal Fees Relating to Other Expense                             (90,050)               --                --
                                                                  ------------      ------------      ------------
        Total Other Income (Expense)                                  (672,693)         (104,024)          167,691
                                                                  ------------      ------------      ------------

     Income (Loss) Before Provision for Income Taxes (Credit)          254,934        (1,530,292)       (1,631,544)

Provision for Income Taxes (Credit)                                     52,782            (8,037)          (16,635)
                                                                  ------------      ------------      ------------

     Net Income (Loss)                                            $    202,152      $ (1,522,255)     $ (1,614,909)
                                                                  ============      ============      ============

Basic Earnings (Loss) per Common Share                            $        .10      $       (.76)     $       (.81)
                                                                  ============      ============      ============

Diluted Earnings (Loss) per Common Share                          $        .10      $       (.76)     $       (.81)
                                                                  ============      ============      ============

Weighted Average number of Common Shares Outstanding                 2,012,708         2,001,332         2,000,000
                                                                  ============      ============      ============

Weighted Average Number of Common Shares Outstanding,
Assuming Dilution                                                    2,051,700         2,001,332         2,000,000
                                                                  ============      ============      ============

                   See Accompanying Notes and Auditors' Report

                       ABLE ENERGY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001
                    ----------------------------------------

                                  Common Stock
                                 .001 Par Value
                                 --------------

                                                                 Additional                          Total
                                                                   Paid-in         Retained      Stockholders'
                                    Shares          Amount         Surplus         Earnings          Equity
                                 -----------     -----------     -----------     -----------      -----------
Balance - July 1, 2000             2,000,000     $     2,000     $ 5,662,775     $   709,066      $ 6,373,841

Net Loss                                                                          (1,614,909)      (1,614,909)
                                 -----------     -----------     -----------     -----------      -----------

Balance - June 30, 2001            2,000,000           2,000       5,662,775        (905,843)       4,758,932

Sale of Common Stock                   1,250               2           4,061                            4,063

Issuance of Common Stock for
Payment of Directors' Fees             6,000               6          20,394                           20,400

Net Loss                                                                          (1,522,255)      (1,522,255)
                                 -----------     -----------     -----------     -----------      -----------

Balance - June 30, 2002            2,007,250     $     2,008     $ 5,687,230     $(2,428,098)     $ 3,261,140

Issuance of Common Stock for
Payment of Directors' Fees             6,000               6          23,994                           24,000

Net Income                                                                           202,152          202,152
                                 -----------     -----------     -----------     -----------      -----------

Balance - June 30, 2003            2,013,250     $     2,014     $ 5,711,224     $(2,225,946)     $ 3,487,292
                                 ===========     ===========     ===========     ===========      ===========

                   See Accompanying Notes and Auditors' Report

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          YEARS ENDED JUNE 30,
                                                             ---------------------------------------------
                                                                 2003            2002              2001
                                                             -----------      -----------      -----------
Cash Flow From Operating Activities
-----------------------------------
 Net Income (Loss) - Continuing Operations                   $   202,152      $(1,522,255)     $(1,614,909)
 Adjustments to Reconcile Net Income to Net Cash
  used by Operating Activities:
    Depreciation and Amortization                              1,220,048        1,156,601        1,009,201
    Gain on Disposal of Equipment                               (215,272)            (331)         (35,434)
    Directors' Fees                                               24,000
    Other Expense                                                435,500
    (Increase) Decrease in:
       Accounts Receivable                                      (728,282)        (113,670)         381,984
       Inventory                                                (383,998)         (38,098)         (63,807)
       Prepaid Expenses                                         (167,143)        (117,275)         (29,154)
       Prepaid Income Taxes                                          670           81,171           36,047
       Deposits                                                  (87,000)          30,713          (47,035)
       Deferred Income Tax - Asset                                (8,074)          (6,973)         (10,460)
       Deferred Costs - Insurance Claims                        (614,816)
     Increase (Decrease) in:
       Accounts Payable                                          261,570         (496,146)        (286,809)
       Accrued Expenses                                           19,355         (151,103)         184,675
       Customer Advance Payments                                  56,569         (444,138)       1,324,249
       Customer Credit Balance                                  (131,692)         324,616          223,720
       Deferred Income Taxes                                      15,598           (1,064)          (6,175)
       Escrow Deposits                                           (23,472)          23,472          (10,000)
       Deferred Income                                                --               --          (27,729)
                                                             -----------      -----------      -----------
       Net Cash (Used) Provided by Operating Activities         (124,287)      (1,274,480)       1,028,364
                                                             -----------      -----------      -----------

Cash Flow From Investing Activities
-----------------------------------
 Purchase of Property and Equipment                           (1,102,589)        (941,489)      (1,469,504)
 Web Site Development Costs                                      (74,064)          63,630       (1,163,049)
 Increase in Deposits                                             (7,971)              --          (16,623)
 Sale of Equipment                                               118,258              591           46,439
 Notes Receivable - Sale of Equipment                                 --               --          (94,500)
 Payment on Notes Receivable - Sale of Equipment                  13,359            7,939           36,353
 Note Receivable - Montgomery                                        655              644          (11,293)
 Miscellaneous Receivables                                        43,402          (75,272)           8,072
                                                             -----------      -----------      -----------
       Net Cash (Used) Provided  By Investing Activities      (1,008,950)        (943,957)      (2,664,105)
                                                             -----------      -----------      -----------

                   See Accompanying Notes and Auditors' Report

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                                                                             YEARS ENDED JUNE 30,
                                                                 ---------------------------------------------
                                                                     2003             2002            2001
                                                                 -----------      -----------      -----------
Cash Flow From Financing Activities
   (Decrease) Increase in Notes Payable - Bank                   $  (200,000)     $ 1,470,000      $   157,492
   Note Payable - Other                                            1,085,000               --          500,000
   Note Payable - Officer                                            311,320           55,000               --
   (Decrease) in Notes Payable - Bank                                     --         (449,720)              --
   Decrease in Long-Term Debt                                       (766,479)        (520,509)        (738,916)
   Increase in Long-Term Debt                                        844,869          408,745          959,203
   Decrease Escrow Deposit Payable                                        --               --          (20,000)
   Sale of Common Stock                                                   --           24,463               --
                                                                 -----------      -----------      -----------
           Net Cash (Used) Provided  By Financing Activities       1,274,710          987,979          857,779
                                                                 -----------      -----------      -----------

Net (Decrease) Increase In Cash                                      141,473       (1,230,458)        (777,962)
Cash - Beginning of Year                                             258,560        1,489,018        2,266,980
                                                                 -----------      -----------      -----------
Cash - End of Year                                               $   400,033      $   258,560      $ 1,489,018
                                                                 ===========      ===========      ===========

The Company had Interest Cash Expenditures of:                   $   416,049      $   292,318      $   230,849
The Company had Tax Cash Expenditures of:                        $    34,567      $    13,400      $    17,900


                   See Accompanying Notes and Auditors' Report

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 1      Summary of Significant Accounting Policies
------      ------------------------------------------

            Principles of Consolidation

            The consolidated financial statements include the accounts of Able Energy, Inc. and its subsidiaries. The minority interest of 1% in Able Propane, LLC is immaterial and has not been shown separately. All material inter-company balances and transactions were eliminated in consolidation.

            Majority Ownership

            The Company is the majority owner, owning 70.6% of the issued shares of a subsidiary, PriceEnergy.Com, Inc. in which their capital investment is $25,000. The subsidiary has established an E-Commerce Operating System for the sale of products through a network of suppliers originally on the East Coast of the United States. The business became active in October 2000 (See Notes 9 and 13)

            Minority Interest

            The minority interest in PriceEnergy.Com, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, the losses have been charged against the Company, the majority owner. The loss for year ended June 30, 2003 is $711,841, (See Notes 9 and 13).

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 1      Summary of Significant Accounting Policies (cont'd)
------      ---------------------------------------------------

            Property and Equipment

            Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided by using the straight-line method based upon the estimated useful lives of the assets (5 to 40 years). Depreciation expense for the year ended June 30, 2003 and 2002 amounted to $745,015 and $681,192, respectively.

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

            E-Commerce Operating System Development Costs

            Costs of $2,274,575 incurred in the developmental stage for computer hardware and software have been capitalized in accordance with accounting pronouncement SOP98-1. The costs are included in Property and Equipment and will be amortized on a straight line basis during the estimated useful life, 5 years. Operations commenced in October 2000. Amortization for the years ended June 30, 2003 and 2002 amounted to $445,842 and $436,177, respectively.

            Intangible Assets

            Intangibles are stated at cost and amortized as follows:

            Customer Lists of $571,000 related to the Connell's Fuel Oil Company acquisition on October 28, 1996, by Able Oil Company are being amortized over a straight-line period of 15 years. The current period amortization also includes a customer list of $39,850 and Covenant Not To Compete of $100,000 relating to the acquisition from B & B Fuels on August 27, 1999, is being amortized over a straight-line period of 10 and 5 years, respectively. The amortization for the years ended June 30, 2003 and 2002 are $29,191 and $39,232, respectively.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 1      Summary of Significant Accounting Policies (cont'd)
------      ---------------------------------------------------

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

            Financial instruments which potentially subject the Company to concentrations of credit risk consists of checking and savings accounts with several financial institutions in excess of insured limits. The excess above insured limits is approximately $387,299. The Company does not anticipate non-performance by the financial institutions.

            Cash

            For the purpose of the statement of cash flows, cash is defined as balances held in corporate checking accounts and money market accounts.

            Advertising Expense

            Advertising costs are expensed at the time the advertisement appears in various publications and other media. The expense was $416,712 and $524,859 for the years ended June 30, 2003 and 2002, respectively.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 1      Summary of Significant Accounting Policies (cont'd)
------      ---------------------------------------------------

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

            Goodwill and Intangible Assets

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 1      Summary of Significant Accounting Policies (cont'd)
------      ---------------------------------------------------

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

            Recent Accounting Pronouncements

            FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." In November 2002, the FASB issued FIN 45 which requires a guarantor to recognize a liability for the fair value of the obligation it assumes under certain guarantees. Additionally, FIN 45 requires a guarantor to disclose certain aspects of each guarantee, or each group of similar guarantees, including the nature of the guarantee, the maximum exposure under the guarantee, the current carrying amount of any liability for the guarantee, and any recourse provisions allowing the guarantor to recover from third parties any amounts paid under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements for both interim and annual periods ending after December 15, 2002. The fair value measurement provisions of FIN 45 are to be adopted as of July 1, 2003. The Company has no obligation effected by this pronouncement.

            SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure (an amendment of FASB Statement No. 123)." In December 2002, the FASB issued SFAS No. 148, which amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation; SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for periods ending after December 15, 2002. The Company will adopt SFAS No. 148 effective July 1, 2003. It currently has no effect on the Company.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 1      Summary of Significant Accounting Policies (cont'd)
------      ---------------------------------------------------

            Recent Accounting Pronouncements (cont'd)

            Debt Extinguishments

            In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and technical Corrections." Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (SFAS No. 4), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, "reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which requires gains and losses on extinguishment of debts to be classified as income or loss from continuing operations, will now be applied. We adopted the provisions of this statement as of July 1, 2002, as it was effective for years beginning after June 15, 2002.

            Exit Costs and Disposal Activities

            In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS NO. 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force No. 94- 3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. We will adopt the new standard effective July 1, 2003. This currently has no effect on the Company's operations.

            Asset Retirement Obligations

            Effective January 1, 2003, the Company has adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). This statement provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. SFAS No. 143 also precludes companies from accruing removal costs that exceed gross salvage in their depreciation rates and accumulated depreciation balances if there is no legal obligation to remove the long-lived assets. The adoption had no current effect on the financial records.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 2      Notes Receivable
------      ----------------

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

            Maturities of the Note Receivable are as follows:

                 For the 12 Months Ending
                          June 30,                         Principal Amount
                          --------                         ----------------
                            2004                                  $ 20,225
                            2005                                    11,382
                            2006                                    12,511
                            2007                                    13,753
                            2008                                    15,118
                            Balance                                 95,712
                                                                  --------
                                    Total                         $168,701
                                                                  ========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 2      Notes Receivable (cont'd)
------      -------------------------

      B. Able Oil Company has three (3) Notes Receivable for the sale of oil delivery trucks to independent drivers who also deliver oil for the Company. The Notes bear interest at the rate of 12% per annum. Two notes began December 1998 and one began February 1999. The Notes are payable eight (8) months per year September through April, the oil delivery season.

            Maturities of these Notes Receivable are as follows:

                 For the 12 Months Ended
                         June 30,                        Principal Amount
                         --------                        ----------------
                           2004                                $ 37,351
                           2005                                  14,931
                           2006                                   7,091
                           2007                                   7,295
                                                               --------
                                   Total                       $ 66,668
                                                               ========


Note 3      Inventories
------      -----------

                 Items                             June 30,     June 30,
                 -----                               2003         2002
                                                   --------     --------
                 Heating Oil                       $241,107     $141,114
                 Diesel Fuel                         18,921       21,642
                 Kerosene                             2,534        6,220
                 Propane                              8,851       12,343
                 Parts, Supplies and Equipment      518,009      224,105
                                                   --------     --------
                      Total                        $789,422     $405,424
                                                   ========     ========


Note 4      Notes Payable Bank
------      ------------------

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 4      Notes Payable Bank (cont'd)
------      ---------------------------

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

            All of the above and other items as per article VI of the Agreement. The Agreement has a current expiration date of November 30, 2002. Fleet Bank did not renew the credit facility upon expiration of the Agreement on November 30, 2002. Effective December 1, 2002, the bank is charging an additional annual interest of 4% as the Note is in default. The total current interest rate charged is currently 8.25% per annum. The Company and Lender have entered into a Forbearance Agreement, where the Lender is willing to forbear until May 31, 2003 from exercising its rights and remedies. The Lender will receive a forbearance fee of $50,000 at May 31, 2003, reduced by $2,500 for each week prior to May 31, 2003, that the credit facility and all charges are paid in full, with a minimum forbearance fee of $15,000. The interest charged is at 8.25% per annum. The principal amount outstanding is $1,270,000. Interest for the year ended June 30, 2003 was $89,358. The loan and the $50,000 forbearance fee were not paid at May 31, 2003. The note payable plus forbearance fee, accrued interest and other costs were paid in full on September 22, 2003 (See Note 25).

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 5      Notes Payable
------      -------------

      A. The Company has borrowed $500,000 from an unrelated individual. The Note was dated June 26, 2001 with interest at 12% per annum. The interest will be paid monthly at $5,000 per month commencing on August 1, 2001. The Note will mature on June 26, 2002 unless the borrower (the Company), at its option, elects to extend the maturity date to December 26, 2002. The Company has exercised its option and has extended the Note to December 26, 2002. The lender has granted the Company an additional extension at the same terms to June 26, 2003. The Lender has granted the Company an extension to July 26, 2003. The Note may be prepaid in whole or part from time-to-time without penalty. No principal payments have been made on the Note. At the maturity date, a final payment of the unpaid principal and interest shall be due and payable. In connection with this Note, the Company has issued the lender warrants to purchase 40,000 shares of its common stock at $4 per share. The warrants vest immediately and must be exercised no later than June 26, 2004. The warrants have not been registered under the Securities Act of 1933. The Note was paid in full on September 22, 2003 (See Note 25).

      B. The Company has borrowed $750,000 from an unrelated company. The mortgage and note are dated September 13, 2002. The term of the note is for one (1) year. Payments of interest only on the outstanding principal balance shall be paid monthly at a rate of 10%. The first payment was paid on November 1, 2002 and on the first day of each month thereafter until October 1, 2003, when the Note shall mature and all principal and accrued interest shall be due and payable in full. The Note was paid in full on September 22, 2003 (See Note 25).

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

      C. The Company has borrowed $335,000 from an unrelated Company. The mortgage and Note are dated April 16, 2003. The loan is to Able Energy New York, Inc., a wholly owned subsidiary. The loan is collateralized by a mortgage on property in Lake George, New York owned by the subsidiary and a second mortgage on property in Bolton, New York, owned by the Company's CEO who is also a guarantor on the loan. Payments of interest only on the outstanding principal balance at a rate of 14% per annum, are payable monthly. The first payment was paid June 1, 2003. The entire amount, both principal and accrued interest shall be due and payable on May 1, 2004.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 6      Long-Term Debt (cont'd)
------      -----------------------

            Mortgage note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total note is $145,000. The note is payable in the monthly amount of principal and interest of $1,721.18 with and interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009 which is the final payment. The note is secured by a mortgage made by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horican Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at June 30, 2003 and 2002 was $101,724 and $114,235, respectively.

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

            The Note is collateralized by the property and equipment purchased and assignment of the leases. The balance due on this Note at June 30, 2003 and 2002 was $650,000. The Note was paid in full on September 22, 2003 (See Note 25).

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 6      Long-Term Debt (cont'd)
------      -----------------------

                                                                                              Outstanding      Outstanding
                                                  Interest Rate at                              Debt at          Debt at
                                                   June 30, 2003           Maturities          6/30/2003        6/30/2002
                                                   -------------           ----------          ---------        ---------
         Notes Payable Collateralized

         By Trucks and Vans                         0.00 - 9.147%           11/17/03-         $  147,583       $  435,430
                                                                             10/1/07

         Capitalize Leases Payable
         Collateralized by Trucks and

         Vans Purchased                            5.689 - 12.506%                               782,111          534,191
                                                                         12/1/03-5/10/08

         Capitalize Leases Payable

         Collateralized by Propane Tanks           8.450 - 16.500%                               126,275            3,704
                                                                         11/1/05-6/1/06

         Notes Payable Collateralized by

         Office and Computer Equipment             6.011 - 16.196%                               330,445          143,715
                                                                         4/3/05-5/27/08

         Lease Payable Collateralized by
         Computer Equipment and

         Software                                       9.56%             Sept. 1, 2003           47,317          225,789
                                                                                              ----------       ----------
                                                                                              $1,433,731       $1,342,829
                                                                                              ==========       ==========

            The above notes are all collateralized by the equipment and/or furniture purchased. The capitalized leases payable are lease/purchase agreements with a small purchase price at the end of the lease. The above notes are represented by 34 Notes Payable to 16 Payees. Long- term debt at June 30, 2003, in the amount of $1,178,184 and reduced by subsequent payments to $1,084,866 was paid in full on September 22, 2003 (See Note 25).

            Maturities on the Notes Payable subsequent to June 30, 2003 are as follows:

                 For the Year Ending                          Principal
                      June 30,                                 Amount
                      --------                                 ------
                        2004                                $ 1,225,501
                        2005                                     78,476
                        2006                                     71,028
                        2007                                     42,363
                        2008                                     16,363
                                                            -----------
                        Total                               $ 1,433,731
                                                            ===========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 7      Income Taxes
------      ------------

            Effective January 1, 1997 the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

            The differences between the statutory Federal Income Tax and Income Taxes is accounted for as follows:

                                                              2003
                                                     ---------------------
                                                       Amount      Percent
                                                     ---------    --------

Statutory Federal Income Tax                         $ 204,432        34.0%
Federal Income Tax Reduction due to Carryforward
   loss                                               (199,165)
State Income Tax                                        45,258         5.9
State Income Tax (Note X)                               45,091
State Income Tax Reduction due to Carryforward
   loss                                                (42,834)
                                                     ---------    --------

Income Taxes                                         $  52,782        39.9%
                                                     =========    ========

Income Taxes consist of:

 Current                                             $  45,258
 Deferred                                                7,524
                                                     ---------
    Total                                            $  52,782
                                                     =========

(Note X) The State of New Jersey has suspended the use of carryforward losses for the years 2002 and 2003. As such, state income taxes of $45,091 have been shown as a deferred asset and as income taxes payable. New Jersey carryforward is treated separately by the Company. Able Oil Company has a New Jersey Operating Loss of $501,010 which can not be utilized in the current year ended June 30, 2003, the State Income Tax on income in excess of the NOL $45,258 is shown as state income tax. Under current New Jersey law, the carryforward will be available after 2003, the Company's fiscal year ending June 30, 2005.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 7      Income Taxes (cont'd)
------      ---------------------

                                                    2002                     2001
                                            ---------------------    ----------------------
                                                       Percent of               Percent of
                                                         Pretax                   Pretax
                                             Amount      Income       Amount      Income
                                            --------    --------     --------    --------
Statutory Federal Income Tax (Benefits)     $ (5,608)      (15.0%)   $(11,605)      (15.0%)

Increase resulting from State Income
Tax, net of Federal Tax Benefit               (2,429)       (7.6%)     (5,030)       (7.6%)
                                            --------    --------     --------    --------

Income Taxes (Benefits)                     $ (8,037)      (22.6%)   $(16,635)      (22.6%)
                                            ========    ========     ========    ========

Income Taxes consist of:

 Current                                          --                       --
 Deferred                                   $ (8,037)                $(16,635)
                                            --------                 --------
    Total                                   $ (8,037)                $(16,635)
                                            ========                 ========

            The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:

                                                       June 30, 2003
                                                 ---------------------------
                                                  Temporary           Tax
                                                 Difference         Effect
                                                 ----------       ----------

Depreciation and Amortization                    $(241,993)       $ (70,310)
Allowance for Doubtful Accounts                    279,913           69,742
Gain on Sale of Subsidiary                          18,766            4,035
New Jersey Net Operating Loss Carryforward         501,010           45,091
(See Note X, Prior Page)

                                                       June 30, 2002
                                                 ---------------------------
                                                  Temporary           Tax
                                                 Difference         Effect
                                                 ----------       ----------

Depreciation and Amortization                    $(169,441)       $ (54,712)
Allowance for Doubtful Accounts                    242,358           61,668
Gain on Sale of Subsidiary                          18,766            4,035

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 7      Income Taxes (cont'd)
------      ---------------------

            Able Energy, Inc., et al, open years are December 31, 1999, 2000 and June 30, 2001 and 2002. The Company has a Federal net operating loss carryforward of approximately $2,740,000. The net operating loss expires between June 30, 2019 and 2021.

            These carryforward losses are available to offset future taxable income, if any. The Company's utilization of this carryforward against future taxable income is subject to the Company having profitable operations or sale of Company assets which create taxable income. For the year ended June 30, 2003, $660,741 of net income has been utilized against the net operating loss carry forward. At this time, the Company believes that a full valuation allowance should be provided. The component of the deferred tax asset as of June 30, 2003 are as follows:

                Net Operating Loss Carryforward - Tax Effect          $728,205
                Valuation Allowance                                   (728,205)
                                                                      --------
                Net Deferred Tax based upon Net

                    Operating Loss Carryforward                       $    -0-
                                                                      ========

Note 8      Note Receivable - Subsidiary
------      ----------------------------

            The Company has a Note Receivable from PriceEnergy.Com, Inc. for advances made in the development of the business, including hardware and software costs. All of PriceEnergy.Com, Inc.'s assets are pledged as collateral to Able Energy, Inc. The amount of the note is $1,350,000 dated November 1, 2000 with interest at 8% per annum payable quarterly. Principal payments to begin two years after the date of the Note, November 1, 2002. Through March 31, 2003, no principal has been paid. Interest, in the amount of $54,000 has been accrued for the nine months ended March 31, 2003. No interest was accrued for the six months ended June 30, 2003 as the note is non performing. Unpaid accrued interest due through June 30, 2003 is $234,000. The Note, accrued interest and interest expense have been eliminated in the consolidated financial statements (See Notes 1 and 13). Able Oil Company has a Note Receivable originally dated September 30, 2002 in the amount of $1,510,372.73 from PriceEnergy.Com, Inc. The Note has been updated for transactions during the nine months ended June 30, 2003, resulting in a balance of $2,057,525 with interest at 8% per annum, to be paid quarterly, and was paid in the amount of $30,000. Principal payments to begin one year after date of Note, October 1, 2003, and continue monthly thereafter. The Note is the result of the transference of the unpaid accounts receivable which resulted from the sale of heating oil through PriceEnergy.Com, Inc. Able Oil Company has a second position as collateral in all of the assets of PriceEnergy.Com, Inc. to Able Energy, Inc. Interest in the amount of $30,000 has been recorded at June 30, 2003. No interest has been recorded for the six months ended June 30, 2003. Any payments will go to pay principal. The note receivable accrued interest and interest income have been eliminated in consolidation against the amounts on PriceEnergy.Com, Inc.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 9      Profit Sharing Plan
------      -------------------

            Effective January 1, 1997, Able Oil Company established a Qualified Profit Sharing Plan under Internal Revenue Code Section 401-K. The Company matches 25% of qualified employee contributions. The expense was $24,213 (2003) and $30,276 (2002), for the year ended June 30.

Note 10     Commitments and Contingencies
-------     -----------------------------

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

            The seller by reduction of its mortgage will pay costs related to the above up to $250,000 (see Note 6). A settlement has been achieved by the Company with regard to the lawsuit. The settlement provides for a lump sum payment of $397,500 from the defendants to the Company. In return, the defendants received a release from the Estate (the Seller) and a release and indemnification from the Company. The defendants provided a release to Able Energy and the Estate. Pursuant to the original agreement, the Estate receives 50% of the settlement amount, net of attorney fees.

            This has been amended by an agreement dated November 5, 2001. The entire settlement, net of attorney fees, was collected and placed in an attorney's escrow account for payment of all investigation and remediation costs. Able Energy Terminal, LLC has incurred costs of $96,435 to June 30, 2003 which are included in Prepaid Expenses and must be presented to the attorney for reimbursement. Per management, certain items such as a performance bond are being finalized, then reimbursement can be made.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 10     Commitments and Contingencies (cont'd)
-------     --------------------------------------

            Able Oil Company is under contract to purchase #2 oil as follows:

                                                                                            Gallons Open      Open Dollar
                                                                                             Commitment       Commitment
          Company                                     Period              Total Gallons      at 6/30/03       at 6/30/03
          -------                                     ------              -------------      ----------       ----------
          Total Energy  Solutions, LLC          10/1/03 - 4/30/04             294,000          294,000         $214,431
          Conectiv Energy                       11/1/03 - 3/31/04             210,000          210,000          169,554
                                                                             --------          -------         --------

          Total                                                               504,000          504,000         $383,985
                                                                              =======          =======         ========

            Price Energy.Com, Inc., a subsidiary, has commenced suit against ThinkSpark Corporation on Consulting Services Agreement, dated June 2, 2000. ThinkSpark has filed a counterclaim. On January 11, 2002, Price Energy and ThinkSpark agreed to settle their dispute. Price Energy will pay ThinkSpark $30,000 and there will be mutual releases of all claims as well as dismissals of the pending actions in New Jersey and Texas. The liability as of June 30, 2003 has been paid in full.

            Following an explosion and fire that occurred at the Able Energy Facility in Newton, NJ on March 14, 2003 (see Note 20), and through the subsequent clean up efforts, Able Energy has cooperated fully with all local, state and federal agencies in their investigations into the cause of this accident.

            On April 2, 2003, Able Energy received a Notice Of Violation from the New Jersey Department of Community Affairs ("DCA") citing a total of 13 violations to the New Jersey Administrative Code, Liquefied Petroleum Gas. Twelve of the violations were assessed a penalty of $500 each. One of the violations, regarding the liquid transfer from one truck to another truck, was assessed a penalty of $408,000, a second notice was received on April 29, 2003, for an alleged violation on April 12, 2003, and a fine of $5,500 was assessed for a total of $419,500.

            The DCA document is currently under review by counsel. Based upon initial review, the company disagrees with many of the findings of the report and disputes many of the allegations. The company has contested the DCA Notice of Violation and the assessed penalties. Counsel and the DCA have had several meetings and hearings are currently docketed in the Office of Administrative Law.

            Other violations have been sited by the NJ DCA after June 30, 2003. The penalties assessed amount to $4,000. The Company has appealed the assessments to the Office of Administrative Law.

            The Sussex County, New Jersey, Prosecutor's Office is conducting and investigation as a result of the March 14, 2003 explosion and fire. No determination has been made with respect to its investigation.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2003 AND 2002

Note 10     Commitments and Contingencies (cont'd)
-------     --------------------------------------

            A lawsuit has been filed against the Company by property owners who allegedly suffered property damages as a result of the March 14, 2003 explosion and fire. The Company's insurance carrier is defending as related to compensatory damages. Legal counsel is defending on the punitive damage claim. Per legal counsel, it is too early in the process to assess the outcome, in their opinion, the matter will not be certified as a Class Action.

            As a result of the March 14, 2003 explosion and fire, various claims for property damage have been submitted to the Company's insurance carrier. These claims are presently being handled and, in many cases, settled by the insurance carrier's adjuster. There are approximately 200 claims being handled and adjusted with reserves for losses established as deemed appropriate by the insurance carrier.

            The Company in the normal course of business has been involved in law suits. Current suits are being defended by the insurance carrier and should be covered by insurance.

Note 11     Operating Lease
-------     ---------------

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 11     Operating Lease (cont'd)
-------     ------------------------

            The lease does not contain any option for renewal. The rent expense was $116,138 for the year ended June 30, 2003. The estimated future rents are as follows:

                  Year Ended June 30,
                  -------------------

                          2004                                  $ 117,588
                          2005                                    117,588
                          July 2005                                 9,799
                                                                ---------
                                   Total                        $ 244,975
                                                                =========

            The following summarizes the month to month operating leases for the other subsidiaries:

                  Able Oil Melbourne       $500.00, per month
                                           Total rent expense, $6,000

                  Able Energy New York     $800.00, per month, from January 1,
                                                    2003, $600 per month the
                                                    prior six months
                                           Total rent expense, $8,400

Note 12     Franchising
-------     -----------

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 13     Related Party Transactions
-------     --------------------------

            $44,690 is due from the major Shareholder/Officer of the Company. This amount is evidenced by a Note bearing interest at a rate of 6% between the Shareholder and the Company. This Shareholder has loaned the Company a total of $380,000 as of June 30, 2003, as evidenced by a Demand Note with interest at 6% per annum, which can be paid all or in part at any time without penalty. The balance of the new note is $366,320 at June 30, 2003. Interest expense has been accrued in the amount of $5,495.

            The following officers of this Company own stock in the subsidiary, PriceEnergy.Com, Inc., which they incorporated in November 1999.

                  Chief Executive Officer                 23.5%
                  President                                3.6%

            No capital contributions have been made by these officers (See Notes 1 and 8).

Note 14     Earnings Per Share
-------     ------------------

            The shares used in the computation of the Company's basic and diluted Earnings Per Common Share are as follows:

                                                         June 30,      June 30,      June 30,
                                                           2003          2002         2001
                                                        ---------     ---------     ---------
            Weighted Average of Common
               Shares Outstanding Used in Basic
                 Earnings Per Share                     2,012,708     2,001,332     2,000,000

            Dilutive Effect of:
                Employee Stock Options                     38,992            --            --
                Stock Warrants                                 --            --            --
                                                        ---------     ---------     ---------
            Weighted Average Common Shares
                 Outstanding Used in Diluted
                  Earnings Per Share                    2,051,700     2,001,332     2,000,000
                                                        =========     =========     =========

            Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options, and stock warrants. For 2003, approximately 396,848 of the company's stock options and stock warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti- diluted, 285,840
            (2002) 285,840 (2001). These options and warrants could be dilutive in the future. The numerator for the calculation of both basic and diluted earnings per share is the earnings or loss available for common stockholders. The above table shows the denominator for basic and diluted earnings per share.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 15     Stock Option Plans
-------     ------------------

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

                                              Outstanding Options
                                 ----------------------------------------------
                                 Number of Shares    Exercise Price     Term
                                 ----------------    --------------   ---------
            January 6, 2000
               Grants                  56,000             $5.00        5 years
               Exercises                    0

            December 1, 2000
               Grants                  48,090             $3.25        3 years
               Exercises                1,250

            December 21, 2000
               Grants                  60,000             $1.80        5 years
               Exercises                    0

               Grants                  23,000             $2.25        5 years
               Exercises                    0

            October 22, 2002
               Grants                  50,000             $3.00        5 years
               Exercises                    0

Note 16     Stock Warrants
-------     --------------

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 16     Stock Warrants (cont'd)
-------     -----------------------

      3. 100,000 Common Stock Purchase Warrants at $4.00 per share, effective September 13, 2002, and expiring September 13, 2004, in connection with a $750,000 Note Payable (see Note 5).

            The 200,000 warrants to purchase shares of common stock were outstanding during the second quarter of 2003 and were not included in the computation of diluted EPS as the warrants' were all higher than the average stock price of $3.28, and would have been anti-diluted (See Note 14). These warrants have not been registered under the Securities Act of 1933.

Note 17     Stock Issuance
-------     --------------

            During the quarter ended September 30, 2002, 6000 shares of Common Stock were issued to the directors for services rendered during the year 2001, and charged at the fair market value as Directors' Fees. The share price was $4.00 per share for a total Directors' Fees of $24,000.

Note 18     Compensated Absences
-------     --------------------

            There has been no liability accrued for compensated absences; as in accordance with Company policy, all compensated absences, accrued vacation and sick payment must be used by December 31st. At June 30, 2003, any amount for accrual of the above is not material and has not been computed.

Note 19     Cash Flow Information
-------     ---------------------

            The Directors received Common Stock as payment of Directors' Fees, $24,000. No cash was received or paid. The Company lost fixed assets in the explosion at its Newton, NJ facility. As of June 30, 2003, there is no direct effect on cash of $239,497. Penalties were assessed of $435,500, no payment has been made as of June 30, 2003.

Note 20     Other Events
-------     ------------

            On March 14, 2003, Able Energy experienced an explosion and fire at its Newton, New Jersey facility that resulted in the destruction of an office building on the site, as well as damage to 18 company vehicles and neighboring properties. Fortunately, there were no serious physical injuries.

            The results of the company's investigation indicate that the explosion was an accident that occurred as a result of a combination of human error and mechanical malfunction.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 20     Other Events (cont'd)
-------     ---------------------

            The Company was able to resume operations the following morning from other company facilities, avoiding any interruption of service to customers. Based upon current loss information, the company believes that the amount of its insurance coverage is sufficient to cover its potential liabilities for losses and damage.

            Final clean-up of the site has concluded. Future plans for the Newton facility have not yet been determined.

Note 21     Insurance Claim
-------     ---------------

            The Company suffered a loss of a building, trucks, leasehold improvements, product inventory and equipment as well as cost of cleanup and restoration. The Company has filed an insurance claim. The insurance adjusters are in the process of finalizing the amounts to be paid to the Company. The estimated costs are $854,313 and is currently shown as an Insurance Claim Receivable and deferred costs insurance claims on the balance sheet. Management anticipates the insurance recovery will cover the company costs. The following is a summary of insurance claims filed:

                 Building (commercial property)                     $349,526
                 Contents                                            443,411
                 Vehicles                            $302,674
                 Paid by June 30, 2003                 144,032       158,642
                                                     ---------      --------
                                  Total                             $951,579
                                                                    ========

            The above amounts were submitted as claims but do not represent a settlement with the insurance carriers, except for the commercial property settlement. A partial payment of $160,934.37 was received on July 22, 2003, related to the commercial property. Vehicle payments of $66,729.62 were received subsequent to June 30, 2003.

Note 22     Other Expense
-------     -------------

            The Company has been assessed a penalty by the New Jersey Department of Community Affairs (DCA) (see Note 10) in the total amount of $419,500. A penalty has been assessed by OSHA (See Note 25) in the amount of $16,000. The total of $435,500 has been recorded as Other Expense and an accrued liability.

Note 23     Business Segment Information
-------     ----------------------------

            The Company does not have separate operating financial segments. The financial information is evaluated on a company wide basis. As such, no segment reporting is prepared for internal use.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 24     Other Income
-------     ------------

            The Company has realized the following gains on insurance claims which have been finalized (See Note 21).

                  Building (Commercial Property)                $198,888
                  Vehicles                                        16,252
                                                                --------
                                          Total                 $215,140
                                                                ========

Note 25     Subsequent Events
-------     -----------------

            Company personnel met with personnel of the United States Occupational Safety and Health Administration ("OSHA") on September 12, 2003. OSHA has conducted an investigation relating to the safety practices of the Company, including such practices relating to the March 14, 2003 explosion and fire. OSHA has informed the Company it will be assessed a penalty of $16,000 based upon violations sited.

            On September 22, 2003, the Company closed a new loan facility with UPS Capital Business Credit. The facility is a $4,300,000 term loan, payable over fifteen (15) years with interest at the prime rate plus 1.75%, and a Line of Credit of $700,000 with interest at prime rate plus 1.00%. The Company paid the following loans on September 22, 2003:

                  Fleet Bank                         $ 1,340,644 (including interest and fees of $70,644)
                  KMA Associates                         750,000
                  Jeff Will                              505,000 (including interest of $5,000)
                  Estate of Birdsal                      657,895 (including interest of $7,895)
                  Long-term Debt                       1,084,866
                                                     -----------
                          Total Refinance              4,338,405
                  Other Fees Paid at Closing             133,911
                                                     -----------
                          Total                      $ 4,472,316
                                                     ===========

            The loan advanced was $4,300,000, the balance of $172,316 was paid by the Company

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal control over financial reporting in the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company are as follows:

------------------------- ------------- ----------------------------------------
NAME                           Age      Position
------------------------- ------------- ----------------------------------------
Timothy Harrington              36      Chief Executive Officer, Chairman of the
                                        Board and Secretary
------------------------- ------------- ----------------------------------------
Christopher P. Westad           49      President, Chief Financial Officer and
                                        Director
------------------------- ------------- ----------------------------------------
James Purcaro                   41      Director
------------------------- ------------- ----------------------------------------
Gregory Sichenzia               41      Director
------------------------- ------------- ----------------------------------------
Patrick O'Neill                 43      Director
------------------------- ------------- ----------------------------------------
Edward C. Miller, Jr.           36      Director
------------------------- ------------- ----------------------------------------

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

JAMES PURCARO, has served as a director to the Company since September 1999. Since 1986, Mr. Purcaro has served as the president and chief executive officer of Kingsland Trade Print Group, Inc., a commercial printing company.

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

PATRICK O'NEILL, has served as a director to the Company since August 1999. Mr. O'Neill has served as the President of Fenix Investment and Development, Inc., a real estate company based in Parsippany, New Jersey for the past five years. Prior to this, Mr. O'Neill served as Vice President of Business Development for AvisAmerica, a Pennsylvania based home manufacturer. Mr. O'Neill holds a B.S. from the United States Military Academy, and has been awarded the Army Achievement Medal for his work with the Army Corps of Engineers..

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2003, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during fiscal year 2003.

CODE OF ETHICS

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer and President for services rendered in all capacities to the Company for the fiscal years ending 2003, 2002, and 2001. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

-------------------------------------------------------------------- -----------------------------------------------
                        ANNUAL COMPENSATION                                      LONG-TERM COMPENSATION
                                                                     ------------------------- ---------------------
                                                                              Awards                 Payouts
------------------- --------- ------------ ---------- -------------- ------------ ------------ ---------- ----------
     Name and         Year    Salary ($)   Bonus ($)  Other Annual   Restricted   Securities   LTIP       All,
Principal Position                                    Compensation   Stock Award  Underlying   Payouts    Other
                                                           ($)                     Options /      ($)     Compen-
                                                                                   SARs (#)               sation ($)
------------------- --------- ------------ ---------- -------------- ------------ ------------ ---------- ----------
Timothy               2003      225,000      25,825     9,560 (1)
Harrington,
Chief
Executive Officer     2002      225,000      19,033     7,284
                    --------- ------------ ---------- -------------- ------------ ------------ ---------- ----------
                      2001      225,000      14,890     7,284 (1)
------------------- --------- ------------ ---------- -------------- ------------ ------------ ---------- ----------
Christopher P.        2003      100,000       6,064     5,035
Westad,
President
                    --------- ------------ ---------- -------------- ------------ ------------ ---------- ----------
                      2002      100,000       6,360     5,035 (1)         -            -           -          -
                    --------- ------------ ---------- -------------- ------------ ------------ ---------- ----------
                      2001      100,000       5,746     5,035             -            -           -          -
                                                   -------------



(1) Represents car allowance and travel expense reimbursements pursuant to his employment agreement with the Company.

OPTION GRANTS

No option grants were made to our executive officers during fiscal year ended June 30, 2003.

No named executive held unexercised options as at June 30, 2003.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 2003, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) all directors and officers of the Company as a group:

-------------------------------- ---------------------- ------------------------

                                    NUMBER OF SHARES     APPROXIMATE PERCENTAGE
                                      BENEFICIALLY         OF COMMON STOCK**
NAME*                                     OWNED
-------------------------------- ---------------------- ------------------------
Timothy Harrington                           1,000,000            50%
-------------------------------- ---------------------- ------------------------
Christopher Westad                                  --             --
-------------------------------- ---------------------- ------------------------
All Officers and Directors as a              1,000,000            50%
Group (2 persons)
-------------------------------- ---------------------- ------------------------

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14. EXHIBITS, LIST AND REPORTS ON FORM 8-K

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

          31.1 Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302

          31.2 Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

          32.1 Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350

          32.2 Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350


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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of September, 2003.

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