Form 10-Q
period 2003-09-30
ABLE ENERGY INC
filed 2003-11-14
CIK 1065728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                                ----------------    ----------------

                        Commission file number: 333-59109

                                ABLE ENERGY, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            22-3520840
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                             identification No.)

        198 GREEN POND ROAD
            ROCKAWAY, NJ                                        07866
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code: (973) 625-1012


                                 NOT APPLICABLE
      (Former name, former address and former fiscal year, if changed since last report)


         Indicate by check X whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 12, 2003, 2,013,250 shares, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheets as of June 30, 2003 and
            September 30, 2003                                             3 - 4

         Consolidated Statements of Income for the three
            months ended September 30, 2003 and September 30, 2002             5

         Consolidated Statement of Stockholders' Equity three months
            ended September 30, 2003                                           6

         Consolidated Statements of Cash Flows for the three months
            ended September 30, 2003 and 2002                                  7

         Notes to Unaudited Financial Statements                          8 - 29

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                         SEPTEMBER 30,      JUNE 30,
                                                                             2003             2003
                                                                         (UNAUDITED)       (AUDITED)
                                                                         -----------     -----------
CURRENT ASSETS:
    Cash                                                                 $   442,770     $   400,033
    Accounts Receivable (Less Allowance for Doubtful
       Accounts of  $212,298 (2003) and $242,358 (2002)                    2,510,256       2,661,808
    Inventory                                                              1,085,019         789,422
    Notes Receivable - Current Portion                                        60,322          57,577
    Miscellaneous Receivables                                                 44,552          70,503
    Prepaid Expenses                                                         631,589         395,982
    Insurance Claim Receivable                                               188,592         349,526
    Deferred Costs - Insurance Claims                                        834,553         703,675
    Prepaid Expense - Income Taxes                                             2,063           2,063
    Deferred Income Tax                                                       59,240          73,777
                                                                         -----------     -----------
        TOTAL CURRENT ASSETS                                               5,858,956       5,504,366
                                                                         -----------     -----------

PROPERTY AND EQUIPMENT:
    Land                                                                     451,925         451,925
    Buildings                                                                946,046         946,046
    Trucks                                                                 3,209,981       3,125,453
    Fuel Tanks                                                             1,493,401       1,455,501
    Machinery and Equipment                                                  781,036         769,817
    Leasehold Improvements                                                   612,335         597,759
    Cylinders                                                                755,496         755,496
    Office Furniture and Equipment                                           200,640         200,640
    Website Development Costs                                              2,281,075       2,274,575
                                                                         -----------     -----------
                                                                          10,731,935      10,577,212
    Less: Accumulated Depreciation and Amortization                        4,606,048       4,331,055
                                                                         -----------     -----------
        NET PROPERTY AND EQUIPMENT                                         6,125,887       6,246,157
                                                                         -----------     -----------

OTHER ASSETS:
    Deferred Income Taxes                                                     45,091          45,091
    Deposits                                                                 129,220         165,541
    Notes Receivable - Less Current Portion                                  175,048         177,793
    Customer List, Less Accumulated Amortization of  ($188,122) 2003
       and 2002                                                              422,728         422,728
    Covenant Not to Compete, Less Accumulated Amortization of
       $81,667 (2003) and $61,667 (2002)                                      18,333          23,333
    Development Costs - Franchising                                           25,275          27,573
                                                                         -----------     -----------
         TOTAL OTHER ASSETS                                                  815,695         862,059
                                                                         -----------     -----------

        TOTAL ASSETS                                                     $12,800,538     $12,612,582
                                                                         ===========     ===========

                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       LIABILITIES & STOCKHOLDERS' EQUITY


                                                                       SEPTEMBER 30,        JUNE 30,
                                                                           2003               2003
                                                                       (UNAUDITED)         (AUDITED)
                                                                       ------------      ------------
CURRENT LIABILITIES:
    Accounts Payable                                                   $  1,446,473      $  1,420,911
    Note Payable - Other                                                    335,000           335,000
    Current Portion of Long-Term Debt                                       330,108         1,238,982
    Accrued Expenses                                                        995,588           735,370
    Accrued Taxes                                                            80,036            98,612
    Customer Pre-Purchase Payments                                        1,854,191           936,680
    Customer Credit Balances                                                799,825           416,644
    Escrow Deposits                                                           5,000             5,000
    Note Payable - Officer                                                  320,188           321,630
                                                                       ------------      ------------
        TOTAL CURRENT LIABILITIES                                         6,166,409         5,508,829

DEFERRED INCOME                                                              79,679            79,679
DEFERRED INCOME TAXES                                                        73,538            70,310
SHORT-TERM DEBT REFINANCED                                                       --         3,170,000
LONG-TERM DEBT: less current portion                                      4,504,910           296,472
                                                                       ------------      ------------
        TOTAL LIABILITIES                                                10,824,536         9,125,290
                                                                       ------------      ------------

STOCKHOLDERS' EQUITY:
    Preferred Stock
    Authorized 10,000,000 Shares Par Value $.001 per share
     Issued - None
    Common Stock
    Authorized 10,000,000 Par Value $.001 per share Issued
      and Outstanding Shares 2,013,250 (2003) and 2,007,250 (2002)            2,014             2,014
    Paid in Surplus                                                       5,711,224         5,711,224
    Retained Earnings (Deficit)                                          (3,737,236)       (2,225,946)
                                                                       ------------      ------------
        TOTAL STOCKHOLDERS' EQUITY                                        1,976,002         3,487,292
                                                                       ------------      ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 12,800,538      $ 12,612,582
                                                                       ============      ============




                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                            THREE MONTHS SEPTEMBER 30,
                                                          ----------------------------
                                                              2003             2002
                                                          -----------      -----------
NET SALES                                                 $ 6,850,212      $ 6,233,339

COST OF SALES                                               5,963,462        5,402,825
                                                          -----------      -----------
     GROSS PROFIT                                             886,750          830,514
                                                          -----------      -----------
EXPENSES
     Selling, General and Administrative Expenses           1,643,045        1,211,527
     Depreciation and Amortization Expense                    313,066          297,406
                                                          -----------      -----------
        Total Expenses                                      1,956,111        1,508,933
                                                          -----------      -----------
     LOSS FROM OPERATIONS                                  (1,069,361)        (678,419)
                                                          -----------      -----------
OTHER INCOME (EXPENSES):
     Interest and Other Income                                 28,471           32,835
     Interest Expense                                        (322,428)         (81,123)
     Legal Fees Relating to Other Expense                    (130,207)              --
                                                          -----------      -----------
        Total Other Income (Expense)                         (424,164)         (48,288)
                                                          -----------      -----------
     LOSS BEFORE PROVISION FOR INCOME TAXES                (1,493,525)        (726,707)

PROVISION FOR INCOME TAXES                                     17,765            3,120
                                                          -----------      -----------
     NET LOSS                                             $(1,511,290)     $  (729,827)
                                                          ===========      ===========
BASIC EARNINGS (LOSS) PER COMMON SHARE                    $      (.75)     $      (.36)
                                                          ===========      ===========
DILUTED EARNINGS (LOSS) PER COMMON SHARE                  $      (.75)     $      (.36)
                                                          ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        2,013,250        2,003,831
                                                          ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
ASSUMING DILUTION                                           2,013,250        2,003,831
                                                          ===========      ===========




                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      THREE MONTHS ENDED SEPTEMBER 30, 2003

                                   (UNAUDITED)


                                                         COMMON STOCK
                                                        .001 PAR VALUE
                                                        --------------

                                                                  ADDITIONAL                         TOTAL
                                                                   PAID-IN        RETAINED       STOCKHOLDERS'
                                    SHARES          AMOUNT         SURPLUS        EARNINGS           EQUITY
                                 -----------     -----------     -----------     -----------     -------------
Balance - July 1, 2003             2,013,250     $     2,014     $ 5,711,224     $(2,225,946)     $ 3,487,292

Net Loss                                                                          (1,511,290)      (1,511,290)
                                 -----------     -----------     -----------     -----------      -----------

Balance - September 30, 2003       2,013,250     $     2,014     $ 5,711,224     $(3,737,236)     $(1,976,002)
                                 ===========     ===========     ===========     ===========      ===========





                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                             UNAUDITED
                                                                 --------------------------------
                                                                      2003            2002
                                                                  -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net  (Loss) - Continuing Operations                            $(1,511,290)    $  (729,827)
   Adjustments to Reconcile Net Income to Cash
   used by Operating Activities:
      Depreciation and Amortization                                   313,066         297,406
      Directors' Fees                                                      --          24,000
      (Increase) Decrease in:
         Accounts Receivable                                          151,552        (187,018)
         Inventory                                                   (295,597)        (19,767)
         Prepaid Expenses                                            (235,607)        (48,923)
         Deposits                                                      36,321              --
         Loss on Disposition of Assets                                     --             535
         Insurance Claim                                              160,934              --
         Deferred Costs Insurance Claims                             (130,878)             --
         Deferred Income Tax - Asset                                   14,537              --
      Increase (Decrease) in:
         Accounts Payable                                              25,562         332,622
         Accrued Expenses                                             241,642         (82,086)
         Customer Advance Payments                                  1,300,692         365,056
         Deferred Income Taxes                                          3,228           3,120
         Escrow Deposits                                                   --         (11,520)
                                                                  -----------     -----------
           NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES            74,162         (56,402)
                                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment                                (252,858)        (96,214)
   Disposition of Property and Equipment                               73,860              --
   Website Development Costs                                           (6,500)             --
    Note and Other Receivables                                         25,951          45,002
    Deposits                                                               --         (36,750)
                                                                  -----------     -----------
          NET CASH (USED) PROVIDED  BY INVESTING ACTIVITIES          (159,547)        (87,962)
                                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   (Decrease) in Notes Payable - Bank                              (1,270,000)       (200,000)
   (Decrease) Increase in Notes Payable - Other                    (1,250,000         750,000
   Decrease in Long-Term Debt                                      (1,841,631)       (125,055)
   Increase in Long-Term Debt                                       4,491,195         140,875
   Officer's Loan - Reduction                                          (1,442)             --
                                                                  -----------     -----------
             NET CASH (USED) PROVIDED  BY FINANCING ACTIVITIES        128,122         565,820
                                                                  -----------     -----------

NET INCREASE (DECREASE) IN CASH                                        42,737         421,456
Cash - Beginning of Period                                            400,033         258,560
                                                                  -----------     -----------
Cash - End of Period                                              $   442,770     $   680,016
                                                                  ===========     ===========

The Company had Interest Cash Expenditures of:                    $   339,545     $    87,136
The Company had Tax Cash Expenditures of:                         $    12,750     $     4,971


                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      JUNE 30, 2003 AND SEPTEMBER 30, 2003



NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  PRINCIPLES OF CONSOLIDATION
                  The consolidated financial statements include the accounts of Able Energy, Inc. and its subsidiaries. The minority interest of 1% in Able Propane, LLC is immaterial and has not been shown separately. All material inter-company balances and transactions were eliminated in consolidation.

                  MAJORITY OWNERSHIP
                  The Company is the majority owner, owning 70.6% of the issued shares of a subsidiary, PriceEnergy.Com, Inc. in which their capital investment is $25,000. The subsidiary has established a E-Commerce Operating System for the sale of products through a network of suppliers originally on the East Coast of the United States. The Web Site became active in October 2000 (See Notes 8 and 13)

                  MINORITY INTEREST
                  The minority interest in PriceEnergy.Com, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, the losses have been charged against the Company, the majority owner. The loss for three months ended September 30, 2003 is $161,905 (See Notes 8 and 13).

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

                  These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended June 30, 2003. The Company follows the same accounting policies in preparation of interim reports.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2003 AND SEPTEMBER 30, 2003



NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

                  PROPERTY AND EQUIPMENT
                  Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided by using the straight-line method based upon the estimated useful lives of the assets (5 to 40 years). Depreciation expense for the three months ended September 30, 2003 and 2002 amounted to $191,716 and $180,083, respectively.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2003 AND SEPTEMBER 30, 2003



NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

                  E-COMMERCE OPERATING SYSTEM DEVELOPMENT COSTS
                  Costs of $2,281,075 incurred in the developmental stage and thereafter for computer hardware and software have been capitalized in accordance with accounting pronouncement SOP98-1. The costs are included in Property and Equipment and will be amortized on a straight line basis during the estimated useful life, 5 years. Operations commenced in October 2000. Amortization for the three months ended September 30, 2003 and 2002 amounted to $114,053 and $110,025, respectively.

                  INTANGIBLE ASSETS
                  Intangibles are stated at cost and amortized as follows:
                  Customer Lists of $571,000 related to the Connell's Fuel Oil Company acquisition on October 28, 1996, by Able Oil Company are being amortized over a straight-line period of 15 years. The current period amortization also includes a customer list of $39,850 and Covenant Not To Compete of $100,000 relating to the acquisition from B & B Fuels on August 27, 1999, is being amortized over a straight-line period of 10 and 5 years, respectively. The amortization for the three months ended September 30, 2003 and 2002 are $5,000 and $5,000, respectively.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2003 AND SEPTEMBER 30, 2003



NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

                  Financial instruments which potentially subject the Company to concentrations of credit risk consists of checking and savings accounts with several financial institutions in excess of insured limits. The excess above insured limits is approximately $273,630. The Company does not anticipate non-performance by the financial institutions.

                  CASH
                  For the purpose of the statement of cash flows, cash is defined as balances held in corporate checking accounts and money market accounts.

                  ADVERTISING EXPENSE
                  Advertising costs are expensed at the time the advertisement appears in various publications and other media. The expense was $228,562 and $133,788 for the three months ended September 30, 2003 and 2002, respectively.

                  FAIR VALUE OF FINANCIAL INSTRUMENTS
                  Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2003 AND SEPTEMBER 30, 2003



NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

                  COMPUTATION OF NET INCOME (LOSS) PER SHARE
                  Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted- average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares primarily consist of employee stock options.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2003 AND SEPTEMBER 30, 2003



NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

                  RECENT ACCOUNTING PRONOUNCEMENTS (CONT'D)

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

                  DEBT EXTINGUISHMENT

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

                  EXIT COSTS AND DISPOSAL ACTIVITIES

                  In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS NO. 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF
                  9
                  The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. We will adopt the new standard effective July 1, 2003. This currently has no effect on the Company's operations.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2003 AND SEPTEMBER 30, 2003



NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

                      FOR THE 12 MONTHS ENDING
                             SEPTEMBER 30,                  PRINCIPAL AMOUNT
                      ------------------------              ----------------
                               2004                             $ 22,970
                               2005                               11,654
                               2006                               12,811
                               2007                               14,082
                               2008                               15,481
                               Balance                            91,703
                                                                --------
                                       TOTAL                    $168,701
                                                                ========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2003 AND SEPTEMBER 30, 2003



NOTE 2          NOTES RECEIVABLE (CONT'D)

         B. Able Oil Company has three (3) Notes Receivable for the sale of oil delivery trucks to independent drivers who also deliver oil for the Company. The Notes bear interest at the rate of 12% per annum. Two notes began December 1998 and one began February 1999. The Notes are payable eight (8) months per year September through April, the oil delivery season.

                  Maturities of these Notes Receivable are as follows:

                     FOR THE 12 MONTHS ENDED
                            SEPTEMBER 30,                 PRINCIPAL AMOUNT
                     -----------------------              ----------------
                              2004                            $37,351
                              2005                             14,931
                              2006                              7,091
                              2007                              7,295
                                                              -------
                                      TOTAL                   $66,668
                                                              =======

NOTE 3          INVENTORIES

                            ITEMS                              SEPTEMBER 30,    JUNE 30,
                            -----                                  2003           2003
                                                                   ----           ----
                            Heating Oil                          $ 317,686      $ 241,107
                            Diesel Fuel                             21,399         18,921
                            Kerosene                                 5,563          2,534
                            Propane                                  6,884          8,851
                            Parts, Supplies and Equipment          733,487        518,009
                                                               -----------       --------
                                 TOTAL                          $1,085,019      $ 789,422
                                                                ==========      =========

NOTE 4         NOTES PAYABLE BANK

         A. On September 22, 2003, the Company closed a new loan facility with UPS Capital Business Credit. The facility is a $4,300,000 term loan, payable over fifteen (15) years with interest at the prime rate, plus 1.75%, and a line of credit of $700,000 with interest at prime plus 1.00%. The payments on the term loan, due the first of each month, include principal, interest of $35,900.04, and real estate tax escrow of $2,576.63, totaling $38,476.67. Real estate tax escrow of $7,745.03 was paid at closing. September 30, 2003 was the first payment and included nine (9) days of interest plus principal totaling $20,382.02. Any payment received more than five (5) days after the due date is subject to a late charge of 5% of such payment. Upon the occurrence of an event of default under the loan shall bear interest at five percentage points (5%) above the rate otherwise in effect under the loan.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2003 AND SEPTEMBER 30, 2003



NOTE 4          NOTES PAYABLE BANK (CONT'D)

         A.       The collateral will be as follows for the term loan:

                  1. A first mortgage on properties located at 344 Route 46,
                     Rockaway, NJ and 38 Diller Avenue, Newton, NJ

                  2. A first security interest equipment and fleet vehicles

                  3. A first security interest in the customer list

                  TERMS AND COLLATERAL RELATED TO THE REVOLVING LINE OF CREDIT

                  Interest is payable monthly on the first day of each month, in arrears. This loan shall be paid down annually for a minimum of thirty (30) days at the borrower's discretion, but prior to renewal. The maturity is annually renewing from the closing date. This part of the loan is secured by a first priority lien on accounts receivable and inventory.

                  The Revolving Line of Credit will have rates supported by 75% on accounts receivable less than 90 days outstanding, plus 50% on inventory.

                  The loan facility is guaranteed by Able Energy, Inc. Officers loans are subordinated to the lender and will remain standstill until all debt due to the lender is paid in full.

                  The agreement contains certain financial covenants:

                  1. Limit of unfinanced capital expenditures not to exceed
                     $350,000 for fiscal year 2004.

                  The Company paid the following loans on September 22, 2003:

                  Fleet Bank                               $  1,340,644 (including interest and fees of $70,644)
                  KMA Associates                                750,000
                  Jeff Will                                     505,000 (including interest of $5,000)
                  Estate of Birdsal                             657,895 (including interest of $7,895)
                  Long-term Debt                              1,084,866
                                                           ------------
                                    Total Refinance           4,338,405
                  Other Fees and Costs Paid at Closing          123,198
                                                           ------------
                                    Total                  $  4,461,603
                                                           ============

                  The loan advanced was $4,300,000, the balance of $161,603 was paid by the Company.

                  The balance of the loan at September 30 is             $4,284,704
                  Included in current portion of long-term debt             185,229
                                                                         ----------
                  Included in long-term debt - less current portion      $4,099,475
                                                                         ==========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2003 AND SEPTEMBER 30, 2003



NOTE 4          NOTES PAYABLE BANK (CONT'D)

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

                  The Agreement had an expiration date of November 30, 2002. Fleet Bank did not renew the credit facility upon expiration of the Agreement on November 30, 2002. Effective December 1, 2002, the bank is charging an additional annual interest of 4% as the Note is in default. The total current interest rate charged is currently 8.25% per annum. The Company and Lender have entered into a Forbearance Agreement, where the Lender is willing to forbear until May 31, 2003 from exercising its rights and remedies. The Lender will receive a forbearance fee of $50,000 at May 31, 2003, reduced by $2,500 for each week prior to May 31, 2003, that the credit facility and all charges are paid in full, with a minimum forbearance fee of $15,000. The interest charged is at 8.25% per annum. The principal amount outstanding is $1,270,000. Interest for the three months ended September 30, 2003 was $18,062. The loan and the $50,000 forbearance fee were not paid at May 31, 2003. The note payable plus forbearance fee, accrued interest and other costs were paid in full on September 22, 2003, in the amount of $1,340,644 (See Note 4 A). The bank released all the collateral securing the Company debt.

NOTE 5          NOTES PAYABLE

         A. The Company has borrowed $500,000 from an unrelated individual. The Note was dated June 26, 2001 with interest at 12% per annum. The interest will be paid monthly at $5,000 per month commencing on August 1, 2001. The Note will mature on June 26, 2002 unless the borrower (the Company), at its option, elects to extend the maturity date to December 26, 2002. The Company has exercised its option and has extended the Note to December 26, 2002. The lender has granted the Company an additional extension at the same terms to June 26, 2003. The Lender has granted the Company an extension to July 26, 2003. The Note may be prepaid in whole or part from time-to-time without penalty. No principal payments have been made on the Note. At the maturity date, a final payment of the unpaid principal and interest shall be due and payable. In connection with this Note, the Company has issued the lender warrants to purchase 40,000 shares of its common stock at $4 per share. The warrants vest immediately and must be exercised no later than June 26, 2004. The warrants have not been registered under the Securities Act of 1933. The Note was paid in full on September 22, 2003 (See Note 4 A).

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2003 AND SEPTEMBER 30, 2003


NOTE 5          NOTES PAYABLE

         B. The Company has borrowed $750,000 from an unrelated company. The mortgage and note are dated September 13, 2002. The term of the note is for one (1) year. Payments of interest only on the outstanding principal balance shall be paid monthly at a rate of 10%. The first payment was paid on November 1, 2002 and on the first day of each month thereafter until October 1, 2003, when the Note shall mature and all principal and accrued interest shall be due and payable in full. The Note was paid in full on September 22, 2003 (See Note 4 A).

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

NOTE 6          LONG-TERM DEBT

                  Mortgage note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total note is $145,000. The note is payable in the monthly amount of principal and interest of $1,721.18 with and interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009 which is the final payment. The note is secured by a mortgage made by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horican Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at September 30, 2003 and June 30, 2003 was $98,448 and $101,724, respectively.

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

                  The Note is collateralized by the property and equipment purchased and assignment of the leases. The Note was paid in full on September 22, 2003 in the amount of $650,000 plus interest of $7,895 (See Note 4 A).

                  The Company has long-term debt represented by Notes Payable and capitalized leases collateralized by trucks, vans, office and computer equipment. The total outstanding at June 30, 2003 was $1,433,731. On September 22, 2003, $1,084,866 of these
                  Notes, then outstanding, were paid in full (See Note 4 A).

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2003 AND SEPTEMBER 30, 2003



NOTE 7          INCOME TAXES

                  Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

                  The differences between the statutory Federal Income Tax and Income Taxes Continuing Operation is accounted for as follows:

                                                        2003
                                                 ------------------
                                                 AMOUNT     PERCENT
                Statutory Federal Income Tax     $12,436     15.0%
                State Income Tax                   5,329      6.5
                                                 -------     ----
                Income Taxes                     $17,765     21.5%
                                                 =======     ====

                Income Taxes consist of:
                 Current                         $    --
                 Deferred                         17,765
                                                 -------
                    TOTAL                        $17,765
                                                 =======


                                                         2002
                                                 --------------------
                                                           PERCENT OF
                                                             PRETAX
                                                 AMOUNT      INCOME
                                                 -------   ----------
                Statutory Federal Income Tax     $ 2,175     15.0%
                State Income Tax                     945      6.5
                                                 -------     ----
                Income Taxes                     $ 3,120     21.5%
                                                 =======     ====

                Income Taxes consists of:
                Current                          $    --
                Deferred                           3,120
                                                 -------
                     TOTAL                       $ 3,120
                                                 =======


(Note X) The State of New Jersey has suspended the use of carryforward losses for the years 2002 and 2003. As such, state income taxes of $45,091 have been shown as a deferred asset and as income taxes payable for the year ended June 30, 2003. New Jersey carryforward is treated separately by the Company. Able Oil Company has a New Jersey Operating Loss of $501,010 which could not be utilized in the current year ended June 30, 2003. Under current New Jersey law, the carryforward will be available after 2003, the Company's fiscal year ending June 30, 2005.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2003 AND SEPTEMBER 30, 2003



NOTE 7          INCOME TAXES (CONT'D)

                  The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:

                                                           SEPTEMBER 30, 2003
                                                       -------------------------
                                                       TEMPORARY           TAX
                                                       DIFFERENCE        EFFECT
                                                       ----------     ----------
        Depreciation and Amortization                  $ 257,006      $ (73,538)
        Allowance for Doubtful Accounts                  212,298         55,205
        Gain on Sale of Subsidiary                        18,766          4,035
        New Jersey Net Operating Loss Carryforward       501,010         45,091
        (See Note X, Prior Page)

                                                             JUNE 30, 2003
                                                       -------------------------
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
        (See Note X, prior page)

                  Able Energy, Inc., et al, open years are December 31, 2000 and June 30, 2001, 2002 and 2003. The Company has a net operating loss carryforward of approximately $2,070,000. The net operating loss expires between June 30, 2019 and 2021.

                  These carryforward losses are available to offset future taxable income, if any. The Company's utilization of this carryforward against future taxable income is subject to the Company having profitable operations or sale of Company assets which create taxable income. At this time, the Company believes that a full valuation allowance should be provided. The component of the deferred tax asset as of September 30, 2003 are as follows:

                     Net Operating Loss Carryforward - Tax Effect    $728,205
                     Valuation Allowance                             (728,205)
                                                                     --------
                     Net Deferred Tax based upon Net
                         Operating Loss Carryforward                 $  - 0 -
                                                                     ========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2003 AND SEPTEMBER 30, 2003



NOTE 8           NOTE RECEIVABLE - SUBSIDIARY

                  The Company has a Note Receivable from PriceEnergy.Com, Inc. for advances made in the development of the business, including hardware and software costs. All of PriceEnergy.Com, Inc.'s assets are pledged as collateral to Able Energy, Inc. The amount of the note is $1,350,000 dated November 1, 2000 with interest at 8% per annum payable quarterly. Principal payments to begin two years after the date of the Note, November 1, 2002. Through September 30, 2003, no principal has been paid. No interest was accrued for the three months ended September 30, 2003 or the six months ended June 30, 2003 as the note is non performing. Unpaid accrued interest due through June 30, 2003 is $234,000. The Note and accrued interest have been eliminated in the consolidated financial statements (See Notes 1 and 13). Able Oil Company has a Note Receivable originally dated September 30, 2002 in the amount of $1,510,372.73 from PriceEnergy.Com, Inc. The Note has been updated for transactions resulting in a balance of $2,202,175 with interest at 8% per annum, to be paid quarterly. Principal payments to begin one year after date of Note, October 1, 2003, and continue monthly thereafter. The Note is the result of the transference of the unpaid accounts receivable which resulted from the sale of heating oil through PriceEnergy.Com, Inc. Able Oil Company has a second position as collateral in all of the assets of PriceEnergy.Com, Inc. to Able Energy, Inc. No interest has been recorded for the three months ended September 30, 2003. Any payments will go to pay principal. The note receivable and accrued interest have been eliminated in consolidation against the amounts on PriceEnergy.Com, Inc.

NOTE 9          PROFIT SHARING PLAN

                  Effective January 1, 1997, Able Oil Company established a Qualified Profit Sharing Plan under Internal Revenue Code
                  Section 401-K. The Company matches 25% of qualified employee contributions. The expense was $6,215 (2003) and $5,568
                  (2002), for the three months ended September 30.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2003 AND SEPTEMBER 30, 2003



NOTE 10         COMMITMENTS AND CONTINGENCIES (CONT'D)

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

                  This has been amended by an agreement dated November 5, 2001. The entire settlement, net of attorney fees, was collected and placed in an attorney's escrow account for payment of all investigation and remediation costs. Able Energy Terminal, LLC has incurred costs of $102,996 to September 30, 2003, which are included in Prepaid Expenses and must be presented to the attorney for reimbursement. Per management, certain items such as a performance bond are being finalized, then reimbursement can be made.

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

                  Able Oil Company is under contract to purchase #2 oil as follows:

                                                                               GALLONS OPEN     OPEN DOLLAR
                                                                                COMMITMENT      COMMITMENT
          COMPANY                              PERIOD        TOTAL GALLONS      AT 9/30/03      AT 9/30/03
          -------                              ------        -------------     -----------      ----------
          Total Energy  Solutions, LLC   10/1/03 - 4/30/04        588,000         588,000         $446,477
          Conectiv Energy                11/1/03 - 3/31/04      1,008,000       1,008,000          816,472
          Center Oil                     12/1/03 - 2/28/04        252,000         252,000          202,692
          Petrocom                       11/1/03 - 3/31/04        462,000         462,000          355,278
          Sunoco (1)                     12/1/03 - 2/28/04        210,000         210,000          191,835
          Petrocom (1)                   11/1/03 - 3/31/04        336,000         336,000          259,661
                                                                ---------      ----------       ----------

          Total                                                 2,856,000       2,856,000       $2,272,415
                                                                =========       =========       ==========

         (1) Product for two franchisees, contracts with Able Oil Company

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2003 AND SEPTEMBER 30, 2003



NOTE 10         COMMITMENTS AND CONTINGENCIES (CONT'D)

                  Able Energy New York, Inc. is under contract to purchase #2 oil as follows:

                                                           GALLONS OPEN    OPEN DOLLAR
                                                            COMMITMENT     COMMITMENT
          COMPANY          PERIOD         TOTAL GALLONS     AT 9/30/03     AT 9/30/03
          -------          ------         -------------    ------------    -----------
          Sprague    11/1/03 - 2/28/04        126,000        126,000        $206,557
                                             --------        -------        --------
          Total                               126,000        126,000        $206,557
                                             ========        =======        ========

                  Following an explosion and fire that occurred at the Able Energy Facility in Newton, NJ on March 14, 2003, and through the subsequent clean up efforts, Able Energy has cooperated fully with all local, state and federal agencies in their investigations into the cause of this accident.

                  On April 2, 2003, Able Energy received a Notice Of Violation from the New Jersey Department of Community Affairs ("DCA") citing a total of 13 violations to the New Jersey Administrative Code, Liquefied Petroleum Gas. Twelve of the violations were assessed a penalty of $500 each. One of the violations, regarding the liquid transfer from one truck to another truck, was assessed a penalty of $408,000, a second notice was received on April 29, 2003, for an alleged violation on April 12, 2003, and a fine of $5,500 was assessed for a total of $419,500. This amount is included in accrued expenses at June 30, and September 30, 2003.

                  The DCA document is currently under review by counsel. Based upon initial review, the company disagrees with many of the findings of the report and disputes many of the allegations. The company has contested the DCA Notice of Violation and the assessed penalties. Counsel and the DCA have had several meetings and hearings are currently docketed in the Office of Administrative Law (See Note 22).

                  Other violations have been sited by the NJ DCA. The penalties assessed amount to $4,000. The Company has appealed the assessments to the Office of Administrative Law.

                  Company personnel met with personnel of the United States Occupational Safety and Health Administration ("OSHA") on September 12, 2003. OSHA has conducted an investigation relating to the safety practices of the Company, including such practices relating to the March 14, 2003 explosion and fire. OSHA has informed the Company it will be assessed a penalty of $16,000 based upon violations sited. This amount is included in Accrued Expenses at June 30, and September 30, 2003.

                  The Sussex County, New Jersey, Prosecutor's Office is conducting and investigation as a result of the March 14, 2003 explosion and fire. No determination has been made with respect to its investigation.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2003 AND SEPTEMBER 30, 2003



NOTE 10         COMMITMENTS AND CONTINGENCIES (CONT'D)

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

                  The lease does not contain any option for renewal. The rent expense was $29,237 for the three months ended September 30, 2003. The estimated future rents are as follows:

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
                                                         =========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2003 AND SEPTEMBER 30, 2003



NOTE 11         OPERATING LEASE

                  The following summarizes the month to month operating leases for the other subsidiaries:

                       Able Oil Melbourne        $500.00, per month
                                                 Total rent expense, $1,500
                       Able Energy New York      $700.00, per month
                                                 Total rent expense, $2,100

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

                  The Company signed its first franchise agreement in September 2000. On June 29, 2001, PriceEnergy.Com Franchising, LLC, a subsidiary, signed its first franchise agreement. The franchisee will operate a B-franchised business, using the proprietary marks and a license from PriceEnergy.Com, Inc. and will establish the presence of the franchisee's company on the PriceEnergy Internet Website. The franchisee will have the exclusive territory of Fairfield County, Connecticut as designated in the agreement. No new franchise agreements have been signed.


NOTE 13         RELATED PARTY TRANSACTIONS

                  $44,690 is due from the major Shareholder/Officer of the Company. This amount is evidenced by a Note bearing interest at a rate of 6% between the Shareholder and the Company. This Shareholder has loaned the Company a total of $380,000 as of June 30, 2003 and September 30, 2003, as evidenced by a Demand Note with interest at 6% per annum, which can be paid all or in part at any time without penalty. The balance of the new note is $364,878 at September 30, 2003. Interest expense has been accrued in the amount of $4,803.

                  The following officers of this Company own stock in the subsidiary, PriceEnergy.Com, Inc., which they incorporated in November 1999.

                       Chief Executive Officer             23.5%
                       President                            3.6%

                  No capital contributions have been made by these officers (See Notes 1 and 8).

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2003 AND SEPTEMBER 30, 2003



NOTE 14         EARNINGS PER SHARE

                  The shares used in the computation of the Company's basic and diluted Earnings Per Common Share are as follows:

                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      2003             2002
                                                   ---------        ---------
       Weighted Average of Common
              Shares Outstanding Used in Basic
            Earnings Per Share                     2,013,250        2,003,831

       Dilutive Effect of:
           Employee Stock Options                         --               --
           Stock Warrants                                 --               --
                                                   ---------        ---------
       Weighted Average Common Shares
            Outstanding Used in Diluted
             Earnings Per Share                    2,013,250        2,003,831
                                                   =========        =========


                  Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options, and stock warrants. For 2003, approximately 435,840 of the company's stock options and stock warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti- diluted, 385,840 (2002). These options and warrants could be dilutive in the future. The numerator for the calculation of both basic and diluted earnings per share is the earnings or loss available for common stockholders. The above table shows the denominator for basic and diluted earnings per share.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2003 AND SEPTEMBER 30, 2003



NOTE 15          STOCK OPTION PLANS

                                                 OUTSTANDING OPTIONS
                                    --------------------------------------------
                                    NUMBER OF SHARES   EXERCISE PRICE     TERM
                                    ----------------   --------------    -------
           January 6, 2000
              Grants                    56,000             $5.00         5 years
              Exercises                      0

           December 1, 2000
              Grants                    48,090             $3.25         3 years
              Exercises                  1,250

           December 21, 2000
              Grants                    60,000             $1.80         5 years
              Exercises                      0

              Grants                    23,000             $2.25         5 years
              Exercises                      0

           October 22, 2002
              Grants                    50,000             $3.00         5 years
              Exercises                      0


NOTE 16         STOCK WARRANTS

                  The Company has issued stock warrants as follows:

         D. 60,000 Common Stock Purchase Warrants at $4.81 per share, effective August 31, 2000, and expiring August 31, 2005, to Andrew Alexander Wise & Company in connection with an investment banking advisory agreement with the Company, dated July 1, 2000.

         E. 40,000 Common Stock Purchase Warrants at $4.00 per share, effective June 26, 2001 and expiring June 26, 2004, in connection with a $500,000 Note Payable (See Note 5). These warrants have not been registered under the Securities Act of 1933.

         F. 100,000 Common Stock Purchase Warrants at $4.00 per share, effective September 13, 2002, and expiring September 13, 2004, in connection with a $750,000 Note Payable (see Note 5).

                  The 200,000 warrants to purchase shares of common stock were outstanding during the third quarter of 2003 and were not included in the computation of diluted EPS as the warrants' were all higher than the average stock price of $3.36 and would have been anti-diluted (See Note 14). These warrants have not been registered under the Securities Act of 1933.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2003 AND SEPTEMBER 30, 2003



NOTE 17           COMPENSATED ABSENCES

                  There has been no liability accrued for compensated absences; as in accordance with Company policy, all compensated absences, accrued vacation and sick payment must be used by December 31st. At September 30, 2003, any amount for accrual of the above is not material and has not been computed.


NOTE 18           CASH FLOW INFORMATION

                  The Directors received Common Stock as payment of Directors' Fees, $24,000, in the quarter ended September 30, 2002. No cash was received or paid.

NOTE 19           INSURANCE CLAIM

                  The Company suffered a loss on March 14, 2003 of a building, trucks, leasehold improvements, product inventory and equipment as well as cost of cleanup and restoration. The Company has filed an insurance claim. The insurance adjusters are in the process of finalizing the amounts to be paid to the Company. The estimated costs are $1,023,145 and is currently shown as an Insurance Claim Receivable and deferred costs insurance claims on the balance sheet. Management anticipates the insurance recovery will cover the company costs. The following is a summary of insurance claims filed:

                      Building (commercial property)    $349,526
                      Paid by September 30, 2003         160,934     $188,592
                                                        --------
                      Contents                                        443,411
                      Vehicles                          $302,674
                      Paid by September 30, 2003         167,735      134,939
                                                        --------    ---------
                                       Total                         $766,942
                                                                    =========

                  The above amounts were submitted as claims but do not represent a settlement with the insurance carriers, except for the commercial property settlement. A partial payment of $160,934.37 was received on July 22, 2003, related to the commercial property. The balance of $188,592.00 was received October 21, 2003. Vehicle payments of $122,700.38 were received in October 2003.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                      JUNE 30, 2003 AND SEPTEMBER 30, 2003



NOTE 20           BUSINESS SEGMENT INFORMATION

                  The Company does not have separate operating financial segments. The financial information is evaluated on a company wide basis. As such, no segment reporting is prepared for internal use.


NOTE 21           RECLASSIFICATION

                  The Company has entered into a financing agreement with UPS Capital Business Credit, that permits the Company to borrow a $4,300,000 term loan, payable over fifteen (15) years. The loan closed on September 22, 2003 (see Note 4). The Company used the funds in part to repay short-term debt of $3,170,000, a bank loan of $1,270,000 and other notes totaling $1,900,000. In accordance with Financial Accounting Standards Board FAS6, the refinanced short-term debt at June 30, 2003, has been reclassified to long-term as "Short-Term Debt Refinanced".


NOTE 22           SUBSEQUENT EVENT

                  In a complaint dated October 6, 2003, the New Jersey Department of Community Affairs commenced a civil action against the Company seeking injunctive relief enjoining the Company, its subsidiaries, affiliated companies, agents, employees and corporate officers, from engaging in the distribution, sale, purchase or receipt of liquified petroleum gas. Pursuant to an order dated October 15, 2003, the Superior Court of New Jersey ordered a hearing to be held on November 12, 2003, at which time the Company shall show cause why a preliminary injunction shall not be ordered preliminarily enjoining the Company, its subsidiaries, affiliate companies, agents, employees and corporate officers, from engaging in the distribution, sale, purchase or receipt of liquified petroleum gas and from engaging in any form of business operations for the distribution and sale of liquified petroleum gas.

                  Certain temporary restraints were also ordered upon the Company which will be imposed until the conclusion of the November 12 hearing. The order requires the Company to retain the assistance of Boyer Safety Services, experts in the propane industry, to assume responsibility and authority of Able Propane's daily operational, compliance an/or safety issues relating to its propane business.

                  The order prohibits Able Propane from entering into any new delivery or installation contracts for the delivery of propane other than those customers existing on the date of the order. Able Propane may, however, honor contracts, commitments or arrangements entered into prior to the date of the order.

                  The Company is vigorously disputing that it is a proper party to the action and is contesting any administrative and equitable remedies sought by the Department of Community Affairs.

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

              RESULTS OF OPERATIONS

              THREE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

              The Company reported revenues of $6,850,212 for the three months ended September 30, 2003, an increase of 9.90% over the prior year's revenues for the same three-month period. This increase can be attributed primarily to the Company's continued aggressive sales activities, which resulted in a growing customer base as well as an increase in commercial sales as well as #2 heating oil and propane gas. In fiscal year 2002, management instituted a business plan to market and sell other liquid products, specifically propane gas and diesel fuel during the warmer months. These changes were initiated to help even out the seasonality of the Company's business when heating related sales are generally down. Management has committed to a reasonable gross margin percentage to allow for profitability on the sale of these products.

              Gross profit margin, as a percentage of revenues, for the three months ended September 30, 2003, and 2002 were relatively the same with an increase of $56,226 due to the increase in sales. The continuing increase in margin is the result of the Company's margin management policy, which enacted in September of 2001, and is designed to maximize margins, by product segment, on each of the products and services that it markets to the consumer. This program is designed to promote product pricing that is in line with the specific type of service provided.

              Selling, General, and Administrative expenses, as a percent of sales, increased by 4.55% from 19.44% in the quarter ending September 30th 2002 to 23.99% during the same period in 2003. There were increases in payroll, advertising, a write-off of uncollectible accounts and an increase in insurance costs due to the unsettled insurance market. Management will continue to monitor the fiscal budget against actual results on an ongoing basis in an effort to reduce SG&A as a percentage of sales.

              Operating loss for the three months ended September 30, 2003 was $1,069,361, an increase of 57.63% over the Company's operating loss of $678,419 for the three months ended September 30, 2002. This increased operating loss for the quarter was directly related to the increased operating costs.

              Net loss for the three months ended September 30, 2003 increased by $781,463 to $1,511,290 as compared to the same period for the previous year loss of $729,827. This net loss was the result of seasonal factors in the sale of heating oil, propane, and related products in the summer months and higher operating costs plus additional interest on refinancing and legal costs. Due to the seasonal nature of the business, the 1st fiscal quarter typically experiences the lowest sales volume and net income of the four quarters for the Company.

              OPERATIONAL EFFICIENCIES

              The Company believes that it will continue to increase the utilization of existing personnel and equipment, thus reducing expenses and increasing profitability, within its current business configuration.

              The Company continues full implementation of its new margin management program which has been designed to increase profitability without sacrificing customer appeal. The Company believes that there is value to the products and services that it provides to its consumers in varying levels based upon the specific needs of the consumer and the products provided. This program is working and has been expanded to include equipment sales and services.

              On October 1st The Company began billing for its in home heating repairs utilizing a methodology known as "Flat Rate Pricing", an approach similar to that used in the automobile repair field. Flat rate pricing will be introduced in stages with the first phase having commenced in October. This system gives sales and service personnel the ability to offer the customer an easy to understand, "package approach" to repairs and equipment installations with one or two line billings per invoice. This system will interface with the Company's automated dispatch communications program that was introduced last year. It is anticipated that this system will be fully implemented by the end of the current fiscal year.


              OPERATING SUBSIDIARY

              The company's operating subsidiary, PriceEnergy with its modern order-processing platform is now entering its third full year of operation. The revolutionary proprietary technology is fully automated and allows for the removal of the inefficiencies associated with traditional heating oil companies within this industry. PriceEnergy has generated over 2 million gallons in new business last year, which were delivered by PriceEnergy's dealer network. In December 2002, PriceEnergy began sales of Home Heating Oil in the initial BJ's Wholesale Club. Since then, gallons sold through this venue have been increasing with each week. The Company is excited about the new sales opportunity with its new "Channel Partner", BJ's. The Company believes that this is the first of many prime retail opportunities to utilize the PriceEnergy operating platform to open new markets for the sales of heating oil, diesel fuel, and propane gas.


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

              The results of the company's investigation indicate that the explosion was an accident that occurred as a result of a combination of human error, mechanical malfunction, as well as the failure to follow prescribed state standards and company policy for propane delivery truck loading. On April 3, 2003, Able Energy received a Notice of Violation from the New Jersey Department of Community Affairs. The dollar amount of the assessed penalty totaled $414,000. Able Energy has contested the notice of Violation as well as the assessed penalties with the State of New Jersey and a hearing date is pending.

              The Company has taken the lessons learned from this event very seriously. Able Energy has worked closely, and cooperated fully with all local and state officials in clean-up phase, tank testing process, and subsequent investigations. Strict and clear employee communications have taken place to reinforce compliance with all governmental regulations as well as all company policies regarding the safe and proper handling of propane. The Company has retained the assistance of Boyer Safety Services, experts in the propane industry; to hold safety-training sessions for all propane related employees. This training will be ongoing and will upgrade employee training to the most modern and up-to-date levels as well as reinforce Able Energy's commitment to operate all aspects of the company in a professional, responsible, and safe manner.

              The Company is currently not processing deliveries from the Newton, New Jersey facility as it awaits the outcome of an appeal before the Newton Board of Adjustment as to the future operations from that site. Company operations have continued throughout the aftermath of the incident using its main distribution facility in Rockaway, New Jersey along with temporary `through-put' agreements with two other area marketers. The Company believes that its Newton facility is crucial to its future operations, especially during the winter heating season, and is working diligently to obtain approval to resume its core heating oil operations at that site.


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

              The Company is now beginning full implementation of the recently announced automated dispatch technology, which provides management with the ability to communicate with service technicians instantaneously. This system also is now performing billing functions at the customer's location as well as documenting payment data instantaneously. Additionally, management is now aware of the status of every on-duty worker and obtains real time reporting for stand-by, en-route, and service work time. This enables the Company to maximize scheduling opportunities and eliminating service technician down time.

              LIQUIDITY AND CAPITAL RESOURCES

              For the three months ended September 30, 2003, compared to the three months ended September 30, 2002, the Company's cash position decreased by $237,246 from $680,016 to $442,770. For the year ended June 30, 2003, cash was generated through loans, one from a private company of $750,000 and officer loan in excess of $300,000. In the quarter ending September 30, 2003, the Company entered into an agreement and closed a new loan facility. The facility provided a term loan of $4,300,000, payable over 15 years. These funds were used to pay existing debt. There is also a line of credit of $700,000. This will enable the Company to continue to grow while strengthening its infrastructures. The Company also generated funds from customer advance payments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

          In a complaint dated October 6, 2003, the New Jersey Department of Community Affairs commenced a civil action against the Company seeking injunctive relief enjoining the Company, its subsidiaries, affiliated companies, agents, employees and corporate officers, from engaging in the distribution, sale, purchase or receipt of liquified petroleum gas. Pursuant to an order dated October 15, 2003, the Superior Court of New Jersey ordered a hearing to be held on November 12, 2003, at which time the Company shall show cause why a preliminary injunction shall not be ordered preliminarily enjoining the Company, its subsidiaries, affiliate companies, agents, employees and corporate officers, from engaging in the distribution, sale, purchase or receipt of liquified petroleum gas and from engaging in any form of business operations for the distribution and sale of liquified petroleum gas.

          Certain temporary restraints were also ordered upon the Company which will be imposed until the conclusion of the November 12 hearing. The order requires the Company to retain the assistance of Boyer Safety Services, experts in the propane industry, to assume responsibility and authority of Able Propane's daily operational, compliance an/or safety issues relating to its propane business.

          The order prohibits Able Propane from entering into any new delivery or installation contracts for the delivery of propane other than those customers existing on the date of the order. Able Propane may, however, honor contracts, commitments or arrangements entered into prior to the date of the order.

          The Company is vigorously disputing that it is a proper party to the action and is contesting any administrative and equitable remedies sought by the Department of Community Affairs.

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


           31.1   Certification by Chief Executive Officer pursuant to
                            Sarbanes-Oxley Section 302

           31.2   Certification by Chief Financial Officer pursuant to
                            Sarbanes-Oxley Section 302

           32.1  Certification by Chief Executive Officer pursuant to
                              18 U.S. C. Section 1350

           32.2  Certification by Chief Financial Officer pursuant to
                              18 U.S. C. Section 1350

         (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended September 30, 2003.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 2003.


                                    ABLE ENERGY, INC.


                                    /s/ Timothy Harrington
                                    -------------------------------------
                                    Timothy Harrington, Chief Executive Officer,
                                    Secretary, and Chairman

                                    /s/ Christopher P. Westad
                                    -------------------------------------
                                    Christopher P. Westad, President,
                                    Chief Financial Officer, and Director