Form 10-Q
period 2003-12-31
ABLE ENERGY INC
filed 2004-02-17
CIK 1065728

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

    (Mark One)

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2003

                                       OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to_______________

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


      Indicate by check X whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of February 9, 2004, 2,013,250 shares, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.


                       ----------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                         PAGE
                                                                         ----

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

    Consolidated Balance Sheets as of June 30, 2003 and
       December 31, 2003                                                3 - 4

    Consolidated Statements of Income for the three and six
       months ended December 31, 2003 and 2002                          5

    Consolidated Statement of Stockholders' Equity six months
       ended December 31, 2003                                          6

    Consolidated Statements of Cash Flows for the six months
       ended December 31, 2003 and 2002                                 7 - 8

    Notes to Unaudited Financial Statements                             9 - 30

                                 ABLE ENERGY, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEET


                                               ASSETS
                                               ------

                                                                       December 31,       June 30,

                                                                          2003              2003

Current Assets:                                                        (Unaudited)      (Audited)
                                                                       -----------      ---------
    Cash                                                               $   391,534    $   400,033
    Accounts Receivable (Less Allowance for Doubtful
       Accounts of  $90,472 (December 31) and $279,913 (June 30)         3,221,559      2,661,808
    Inventory                                                            1,293,138        789,422
    Notes Receivable - Current Portion                                      63,133         57,577
    Miscellaneous Receivables                                               89,798         70,503
    Prepaid Expenses                                                       475,433        395,982
    Insurance Claim Receivable                                                   -        349,526
    Deferred Costs - Insurance Claims                                      828,786        703,675
    Prepaid Expense - Income Taxes                                           2,063          2,063
    Deferred Income Tax                                                     33,047         73,777
                                                                       -----------      ---------
        Total Current Assets                                             6,398,491      5,504,366
                                                                       -----------      ---------

Property and Equipment:
    Land                                                                   479,346        451,925
    Buildings                                                              946,046        946,046
    Trucks                                                               3,551,189      3,125,453
    Fuel Tanks                                                           1,567,615      1,455,501
    Machinery and Equipment                                                784,057        769,817
    Leasehold Improvements                                                 612,935        597,759
    Cylinders                                                              755,496        755,496
    Office Furniture and Equipment                                         200,640        200,640
    Website Development Costs                                            2,317,994      2,274,575
                                                                       -----------      ---------
                                                                        11,215,318     10,577,212
    Less: Accumulated Depreciation and Amortization                      4,918,731      4,331,055
                                                                       -----------      ---------
        Net Property and Equipment                                       6,296,587      6,246,157
                                                                       -----------      ---------

Other Assets:
    Deferred Income Taxes                                                   45,091         45,091
    Deposits                                                               132,720        165,541
    Notes Receivable - Less Current Portion                                170,237        177,793
    Customer List, Less Accumulated Amortization of ($188,122)
        December 31 and June 30.                                           422,728        422,728
    Covenant Not to Compete, Less Accumulated Amortization of
        $86,667 (December 31) and $76,667 (June 30).                        13,333         23,333
    Development Costs - Franchising                                         22,977         27,573
                                                                       -----------      ---------
         Total Other Assets                                                807,086        862,059
                                                                       -----------      ---------
        Total Assets                                                   $13,502,164    $12,612,582
                                                                       ===========    ===========



                             See Accompanying Notes

                                                 ABLE ENERGY,  INC. AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEET (Cont'd)


                                                 LIABILITIES & STOCKHOLDERS' EQUITY



                                                                      DECEMBER 31,       JUNE 30,

                                                                          2003             2003

CURRENT LIABILITIES:                                                   (UNAUDITED)      (AUDITED)
                                                                       -----------      ---------
    Accounts Payable                                                   $ 2,951,094    $ 1,420,911
    Note Payable - Bank                                                    700,000             -
    Note Payable - Other                                                   335,000        335,000
    Current Portion of Long-Term Debt                                      357,367      1,238,982
    Accrued Expenses                                                       634,597        735,370
    Accrued Taxes                                                           27,640         98,612
    Customer Pre-Purchase Payments                                       1,254,228        936,680
    Customer Credit Balances                                               673,060        416,644
    Escrow Deposits                                                          5,000          5,000
    Note Payable - Officer                                                 320,188        321,630
                                                                             9,333        -
                                                                       -----------      ---------
        TOTAL CURRENT LIABILITIES                                        7,267,507      5,508,829

DEFERRED INCOME                                                             79,679         79,679
DEFERRED INCOME TAXES                                                       76,980         70,310
SHORT-TERM DEBT REFINANCED                                                       -      3,170,000
LONG-TERM DEBT: less current portion                                     4,694,198        296,472
                                                                       -----------      ---------
        TOTAL LIABILITIES                                               12,118,364      9,125,290
                                                                       -----------      ---------

STOCKHOLDERS' EQUITY:
    Preferred Stock
    Authorized 10,000,000 Shares Par Value $.001 per share
     Issued - None
    Common Stock
    Authorized 10,000,000 Par Value $.001 per share Issued
      and Outstanding Shares 2,013,250 (2003) and 2,007,250 (2002)           2,014          2,014
    Paid in Surplus                                                      5,711,224      5,711,224
    Retained Earnings (Deficit)                                         (4,329,438)    (2,225,946)
                                                                       -----------      ---------
        TOTAL STOCKHOLDERS' EQUITY                                       1,383,800      3,487,292
                                                                       -----------      ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $13,502,164    $12,612,582
                                                                       ===========    ===========

                             See Accompanying Notes
                                        4

                                            ABLE ENERGY, INC. AND SUBSIDIARIES
                                            ----------------------------------

                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                           ------------------------------------

                                                       (UNAUDITED)



                                                            THREE MONTHS DECEMBER 31,     SIX MONTHS ENDED DECEMBER 31,
                                                            -------------------------     -----------------------------

                                                              2003           2002             2003               2002
                                                              ----           ----             ----               ----
NET SALES                                                  $12,427,350     $12,453,732      $19,277,562      $18,687,071

COST OF SALES                                               10,876,794       9,934,503       16,840,256       15,337,328

   GROSS PROFIT                                              1,550,556       2,519,229        2,437,306        3,349,743

EXPENSES
   Selling, General and Administrative Expenses              1,543,776       1,218,992        3,186,821        2,430,518
   Depreciation and Amortization Expense                       319,981         297,265          633,047          594,671
      Total Expenses                                         1,863,757       1,516,257        3,819,868        3,025,189

   INCOME (LOSS) FROM OPERATIONS                              (313,201)      1,002,972       (1,382,562)         324,554

OTHER INCOME (EXPENSES):
   Interest and Other Income                                    35,452          33,279           63,923           66,114
   Interest Expense                                           (111,776)       (107,963)        (434,204)        (189,086)
   Legal and Professional Fees relating to Other Expense      (173,042)         -              (303,249)          -
      TOTAL OTHER INCOME (EXPENSES)                           (249,366)        (74,684)        (673,530)        (122,972)

   INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES            (562,567)        928,288       (2,056,092)         201,582

PROVISION (REDUCTION) FOR INCOME TAXES                          29,635           3,880           47,400            7,000

   NET INCOME (LOSS)                                         $(592,202)      $ 924,408      $(2,103,492)     $   194,582

BASIC INCOME (LOSS) PER COMMON SHARE                         $    (.29)      $     .46      $     (1.04)     $       .10

DILUTED INCOME (LOSS) PER COMMON SHARE                       $    (.29)      $     .45      $    ( 1.04)     $       .09

WIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING - USED IN BASIC                               2,013,250       2,006,855        2,013,250        2,006,855

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING - USED IN DILUTED                             2,013,250       2,057,512        2,013,250        2,057,512








                             See Accompanying Notes
                                        5

                               ABLE ENERGY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                               SIX MONTHS ENDED DECEMBER 31, 2003

                                           (UNAUDITED)




                                      COMMON STOCK
                                     .001 PAR VALUE
                                     --------------
                                                      ADDITIONAL                     TOTAL
                                                       PAID-IN        RETAINED    STOCKHOLDERS'
                                 SHARES      AMOUNT    SURPLUS        EARNINGS       EQUITY
                                 ------      ------    -------        --------       ------

Balance - July 1, 2003          2,013,250   $ 2,014   $5,711,224    $(2,225,946)   $3,487,292

Net (Loss)                                                           (2,103,492)   (2,103,492)
                                ---------     -----    ---------     ----------    ----------
Balance - December 31, 2003     2,013,250    $2,014   $5,711,224    $(4,329,438)   $1,383,800
                                =========    ======   ==========    ===========    ==========





























                             See Accompanying Notes
                                        6

                               ABLE ENERGY, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENT OF CASH FLOW

                                           (UNAUDITED)




                                                                SIX MONTHS ENDED DECEMBER 31
                                                                          UNAUDITED
                                                                          ---------
                                                                     2003             2002
                                                                     ----             ----
CASH FLOW FROM OPERATING ACTIVITIES
-----------------------------------
   Net Income (Loss) - Continuing Operations                      $(2,103,492)     $   194,582
   Adjustments to Reconcile Net Income to Net Cash
    used by Operating Activities:
      Depreciation and Amortization                                   633,047         594,671
      Directors' Fees                                                  -               24,000
      Loss on Disposal of Equipment                                    -                  842
      (Increase) Decrease in:
         Accounts Receivable                                         (559,751)      (1,626,729)
         Inventory                                                   (503,716)        (250,243)
         Prepaid Expenses                                             (79,451)         (31,646)
         Deposits                                                      32,821             -
         Insurance Claims                                             349,526             -
         Deferred Costs Insurance Claims                             (125,111)            -
         Deferred Income Tax - Asset                                   40,730             -
      Increase (Decrease) in:
         Accounts Payable                                           1,530,183          942,526
         Accrued Expenses                                            (100,773)         (65,064)
         Customer Advance Payments                                    317,548            4,005
         Taxes Payable                                                (70,972)           4,011
         Customer Credit Balance                                      256,416         (134,769)
         Deferred Income Taxes                                          6,770            7,000
         Deferred Income                                                9,333             -
         Escrow Deposits                                               -               (12,400)
                                                                   ----------        ---------
           NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES          (366,892)        (349,214)
                                                                   ----------        ---------
CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment                                (699,322)        (383,731)
   Web Site Development Costs                                         (43,419)            -
   Disposition of Equipment                                            73,860             -
   Increase in Deposits                                                     -          (32,500)
   Payment on Notes Receivable - Sale of Equipment                      2,000            8,965
   Note Receivable - Montgomery                                             -              655
   Other Receivables                                                  (19,395)         (12,800)
                                                                   ----------        ---------
         Net Cash (Used) Provided  By Investing Activities         $ (686,276)      $ (419,411)
                                                                   ==========       ==========



                             See Accompanying Notes

                               ABLE ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENT OF CASH FLOW (CONT'D)

                                           (UNAUDITED)



                                                                  SIX MONTHS ENDED DECEMBER 31
                                                                          UNAUDITED
                                                                          ---------
                                                                      2003              2002
                                                                      ----              ----
CASH FLOW FROM FINANCING ACTIVITIES
   (Decrease) in Notes Payable - Bank                             $(1,270,000)       $(200,000)
   Increase in Notes Payable - Other                               (1,250,000)         750,000
   Note Payable - Bank                                                700,000             -
   Decrease in Long-Term Debt                                      (1,939,112)        (288,067)
   Increase in Long-Term Debt                                       4,805,223          331,163
   Note Payable - Officer                                              (1,442)          50,000
                                                                    ---------        ---------
           NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES         1,044,669          643,096
                                                                    ---------        ---------
NET (DECREASE) INCREASE IN CASH
Cash - Beginning of Year                                               (8,499)        (125,529)
Cash - End of Year                                                    400,033          258,560
                                                                    ---------        ---------
                                                                    $ 391,534        $ 133,031
                                                                    =========        =========

The Company had Interest Cash Expenditures of:                      $ 424,598        $ 195,099
The Company had Tax Cash Expenditures of:                           $  54,508        $   7,017




















                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       JUNE 30, 2003 AND DECEMBER 31, 2003
                       -----------------------------------



Note 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

                  PRINCIPLES OF CONSOLIDATION
                  The consolidated financial statements include the accounts of Able Energy, Inc. and its subsidiaries. The minority interest of 1% in Able Propane, LLC is immaterial and has not been shown separately. All material inter-company balances and transactions were eliminated in consolidation.

                  MAJORITY OWNERSHIP
                  The Company is the majority owner, owning 70.6% of the issued shares of a subsidiary, PriceEnergy.Com, Inc. in which their capital investment is $25,000. The subsidiary has established a E-Commerce Operating System for the sale of products through a network of suppliers originally on the East Coast of the United States. The Web Site became active in October 2000 (See Notes 8 and 13)

                  MINORITY INTEREST
                  The minority interest in PriceEnergy.Com, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, the losses have been charged against the Company, the majority owner. The loss for six months ended December 31, 2003 is $348,033 (See Notes 8 and 13).

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
               ---------------------------------------------------

                       JUNE 30, 2003 AND DECEMBER 31, 2003
                       -----------------------------------


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

                  PROPERTY AND EQUIPMENT
                  Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided by using the straight-line method based upon the estimated useful lives of the assets (5 to 40 years). Depreciation expense for the six months ended December 31, 2003 and 2002 amounted to $388,970 and $360,025, respectively.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
               ---------------------------------------------------

                       JUNE 30, 2003 AND DECEMBER 31, 2003
                       -----------------------------------



NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
------------------------------------------------------------------

                  E-COMMERCE OPERATING SYSTEM DEVELOPMENT COSTS
                  Costs of $2,317,944 incurred in the developmental stage and thereafter for computer hardware and software have been capitalized in accordance with accounting pronouncement SOP98-1. The costs are included in Property and Equipment and will be amortized on a straight line basis during the estimated useful life, 5 years. Operations commenced in October 2000. Amortization for the six months ended December 31, 2003 and 2002 amounted to $229,481 and $220,050, respectively.

                  INTANGIBLE ASSETS
                  Intangibles are stated at cost and amortized as follows:
                  Customer Lists of $571,000 related to the Connell's Fuel Oil Company acquisition on October 28, 1996, by Able Oil Company was being amortized over a straight-line period of 15 years. The current period amortization also includes a customer list of $39,850 and Covenant Not To Compete of $100,000 relating to the acquisition from B & B Fuels on August 27, 1999, is being amortized over a straight-line period of 10 and 5 years, respectively. The amortization for the six months ended December 31, 2003 and 2002 are $10,000 and $10,000, respectively.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
               ---------------------------------------------------

                       JUNE 30, 2003 AND DECEMBER 31, 2003
                       -----------------------------------


NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
------------------------------------------------------------------

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

                  Financial instruments which potentially subject the Company to concentrations of credit risk consists of checking and savings accounts with several financial institutions in excess of insured limits. The excess above insured limits is approximately $268,363. The Company does not anticipate non-performance by the financial institutions.

                  CASH
                  For the purpose of the statement of cash flows, cash is defined as balances held in corporate checking accounts and money market accounts.

                  ADVERTISING EXPENSE
                  Advertising costs are expensed at the time the advertisement appears in various publications and other media. The expense was $348,095 and $232,593 for the six months ended December 31, 2003 and 2002, respectively.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
               ---------------------------------------------------

                       JUNE 30, 2003 AND DECEMBER 31, 2003
                       -----------------------------------


NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
------------------------------------------------------------------

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
               ---------------------------------------------------

                       JUNE 30, 2003 AND DECEMBER 31, 2003
                       -----------------------------------

NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
------------------------------------------------------------------

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
               ---------------------------------------------------

                       JUNE 30, 2003 AND DECEMBER 31, 2003
                       -----------------------------------

NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
------------------------------------------------------------------

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

                  Maturities of the Note Receivable are as follows:

                  For the 12 Months Ending
                         December 31,                     Principal Amount
                         ------------                     ----------------

                           2004                                 $ 25,781
                           2005                                    11,933
                           2006                                    13,118
                           2007                                    14,420
                           2008                                    15,850
                           Balance                                 87,599
                                                                 --------
                                Total                           $ 168,701
                                                                =========

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
               ---------------------------------------------------

                       JUNE 30, 2003 AND DECEMBER 31, 2003
                       -----------------------------------


NOTE 2          NOTES RECEIVABLE (CONT'D)
-----------------------------------------

         B. Able Oil Company has four (4) Notes Receivable for the sale of oil delivery trucks to independent drivers who also deliver oil for the Company. The Notes bear interest at the rate of 12% per annum. Two notes began December 1998, one began February 1999 and one will begin in January 2004. The Notes are payable eight (8) months per year September through April, the oil delivery season.

                  Maturities of these Notes Receivable are as follows:

                           For the 12 Months Ended
                                  December 31,             Principal Amount
                                  ------------             ----------------
                                    2004                       $43,637
                                    2005                         21,764
                                    2006                         15,910
                                    2007                         16,358
                                                                -------
                                         Total                  $97,669
                                                                =======

NOTE 3          INVENTORIES
---------------------------

                                                                     December 31,                 June 30,
                              Items                                      2003                       2003
                              -----                                      ----                       ----
                            Heating Oil                              $ 578,954                  $ 241,107
                            Diesel Fuel                                 24,724                     18,921
                            Kerosene                                    11,945                      2,534
                            Propane                                     13,194                      8,851
                            Parts, Supplies and Equipment              664,321                    518,009
                                                                       -------                    -------
                                 Total                              $1,293,138                  $ 789,422
                                                                    ==========                  =========

NOTE 4         NOTES PAYABLE BANK
---------------------------------

         A. On September 22, 2003, the Company closed a new loan facility with UPS Capital Business Credit. The facility is a $4,300,000 term loan, payable over fifteen (15) years with interest at the prime rate, plus 1.75%, and a line of credit of $700,000 with interest at prime plus 1.00%. The payments on the term loan, due the first of each month, include principal, interest of $35,900.04, and real estate tax escrow of $2,576.63, totaling $38,476.67. Real estate tax escrow of $7,745.03 was paid at closing. December 31, 2003 was the first payment and included nine (9) days of interest plus principal totaling $20,382.02. Any payment received more than five (5) days after the due date is subject to a late charge of 5% of such payment. Upon the occurrence of an event of default, the loan shall bear interest at five percentage points (5%) above the rate otherwise in effect under the loan.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

                       JUNE 30, 2003 AND DECEMBER 31, 2003


NOTE 4          NOTES PAYABLE BANK (cont'd)

         A.       The collateral will be as follows for the term loan:

                  1. A first mortgage on properties located at 344 Route 46, Rockaway, NJ and 38 Diller Avenue, Newton, NJ

                  2. A first security interest in equipment and fleet vehicles

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

                  The Revolving Line of Credit will have rates supported by 75% on accounts receivable less than 90 days outstanding, plus 50% on inventory. The outstanding balance at December 31, 2003 is $700,000.

                  The loan facility is guaranteed by Able Energy, Inc. Officers loans are subordinated to the lender and will remain standstill until all debt due to the lender is paid in full.

                  The agreement contains certain financial covenants:

                  1. Limit of unfinanced capital expenditures not to exceed $350,000 for fiscal year 2004.

                  The Company paid the following loans on September 22, 2003:

                  Fleet Bank                                           $ 1,340,644 (including interest and fees of $70,644)
                  KMA Associates                                           750,000
                  Jeff Will                                                505,000 (including interest of $5,000)
                  Estate of Birdsal                                        657,895 (including interest of $7,895)
                  Long-term Debt                                         1,084,866
                                                                       -----------
                                    Total Refinance                      4,338,405
                  Other Fees and Costs Paid at Closing                     123,198
                                                                       -----------
                                    Total                              $ 4,461,603
                                                                       ===========

                  The loan advanced was $4,300,000, the balance of $161,603 was paid by the Company.

                  The balance of the term loan at December 31, is      $ 4,241,891
                  Included in current portion of long-term debt            173,697
                                                                       -----------
                  Included in long-term debt - less current portion    $ 4,068,194
                                                                       ===========

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
               ---------------------------------------------------

                       JUNE 30, 2003 AND DECEMBER 31, 2003
                       -----------------------------------

NOTE 4          NOTES PAYABLE BANK (cont'd)
-------------------------------------------

         B. On October 22, 2001, the Company and its subsidiaries, either as Borrower or Guarantor, entered into a loan and security Agreement with Fleet National Bank. The bank is providing the following credit facility.

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

                  The Agreement had an expiration date of November 30, 2002. Fleet Bank did not renew the credit facility upon expiration of the Agreement on November 30, 2002. Effective December 1, 2002, the bank is charging an additional annual interest of 4% as the Note is in default. The total current interest rate charged is currently 8.25% per annum. The Company and Lender have entered into a Forbearance Agreement, where the Lender is willing to forbear until May 31, 2003 from exercising its rights and remedies. The Lender will receive a forbearance fee of $50,000 at May 31, 2003, reduced by $2,500 for each week prior to May 31, 2003, that the credit facility and all charges are paid in full, with a minimum forbearance fee of $15,000. The interest charged is at 8.25% per annum. The principal amount outstanding is $1,270,000. Interest for the three months ended December 31, 2003 was $18,062. The loan and the $50,000 forbearance fee were not paid at May 31, 2003. The note payable plus forbearance fee, accrued interest and other costs were paid in full on September 22, 2003, in the amount of $1,340,644 (See Note 4 A). The bank released all the collateral securing the Company debt.

NOTE 5          NOTES PAYABLE
-----------------------------

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
               ---------------------------------------------------

                       JUNE 30, 2003 AND DECEMBER 31, 2003
                       -----------------------------------

NOTE 5          NOTES PAYABLE
-----------------------------

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

NOTE 6          LONG-TERM DEBT
------------------------------

                  Mortgage note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total note is $145,000. The note is payable in the monthly amount of principal and interest of $1,721.18 with and interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009 which is the final payment. The note is secured by a mortgage made by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horican Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at December 31, 2003 and June 30, 2003 was $95,109 and $101,724, respectively.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENT (Cont'd)
          ------------------------------------------------------------

                       JUNE 30, 2003 AND DECEMBER 31, 2003
                       -----------------------------------


NOTE 7          INCOME TAXES

                  Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

                  The differences between the statutory Federal Income Tax and Income Taxes Continuing Operation is accounted for as follows:

                                                                                         2003

                                                                              AMOUNT              PERCENT
                                                                              ------              -------
Statutory Federal Income Tax                                                $ 33,180                 15.0%
State Income Tax                                                              14,220                  6.5
                                                                              ------               ------

Income Taxes                                                                $ 47,400                 21.5%
                                                                            ========               ======

Income Taxes consist of:
 Current                                                                    $      -
 Deferred                                                                     47,400
                                                                            --------
    Total                                                                   $ 47,400
                                                                            ========

                                                                                         2002

                                                                                                PERCENT OF
                                                                                                  PRETAX
                                                                              AMOUNT              INCOME
Statutory Federal Income Tax                                                $ 60,410               34.0%
Federal Income Tax Reduction due to Carryforward
  Loss                                                                       (55,510)
State Income Tax (Note X)                                                     18,100                 5.9
State Income Tax Reduction due to Carryforward
Loss                                                                         (16,000)
                                                                            --------               -----

Income Taxes                                                                $  7,000               39.9%
                                                                            ========               ====

Income Taxes consists of:
Current                                                                     $      -
Deferred                                                                       7,000
                                                                            --------
     Total                                                                  $  7,000
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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

                       JUNE 30, 2003 AND DECEMBER 31, 2003


NOTE 7          INCOME TAXES (cont'd)
-------------------------------------

         The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:

                                                                        DECEMBER 31, 2003
                                                                        -----------------

                                                         TEMPORARY                 TAX
                                                        DIFFERENCE               EFFECT
                                                        ----------               ------
Depreciation and Amortization                           $ (273,019)             $(76,980)
Allowance for Doubtful Accounts                             90,472                29,012
Gain on Sale of Subsidiary                                  18,766                 4,035
New Jersey Net Operating Loss Carryforward                 501,010                45,091
(See Note X, Prior Page)

                                                                           JUNE 30, 2003
                                                                           -------------
                                                         TEMPORARY                 TAX
                                                        DIFFERENCE               EFFECT
                                                        ----------               ------
Depreciation and Amortization                           $ (241,993)             $(70,310)
Allowance for Doubtful Accounts                            279,913                69,742
Gain on Sale of Subsidiary                                  18,766                 4,035
New Jersey Net Operating Loss Carryforward                 501,010                45,091
(See Note X, prior page)

         Able Energy, Inc., et al, open years are December 31, 2000 and June 30, 2001, 2002 and 2003. The Company has a net operating loss carryforward of approximately $2,070,000. The net operating loss expires between June 30, 2019 and 2021.

         These carryforward losses are available to offset future taxable income, if any. The Company's utilization of this carryforward against future taxable income is subject to the Company having profitable operations or sale of Company assets which create taxable income. At this time, the Company believes that a full valuation allowance should be provided. The component of the deferred tax asset as of December 31, 2003 are as follows:

             Net Operating Loss Carryforward - Tax Effect         $  728,205
             Valuation Allowance                                    (728,205)
                                                                   ---------
             Net Deferred Tax based upon Net
             Operating Loss Carryforward                          $   - 0 -
                                                                   =========

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
               ---------------------------------------------------

                       JUNE 30, 2003 AND DECEMBER 31, 2003
                       -----------------------------------


NOTE 8           NOTE RECEIVABLE - SUBSIDIARY
---------------------------------------------

                  The Company has a Note Receivable from PriceEnergy.Com, Inc. for advances made in the development of the business, including hardware and software costs. All of PriceEnergy.Com, Inc.'s assets are pledged as collateral to Able Energy, Inc. The amount of the note is $1,350,000 dated November 1, 2000 with interest at 8% per annum payable quarterly. Principal payments to begin two years after the date of the Note, November 1, 2002. Through December 31, 2003, no principal has been paid. No interest was accrued for the six months ended December 31, 2003 or the six months ended June 30, 2003 as the note is non performing. Unpaid accrued interest due through June 30, 2003 is $234,000. The Note and accrued interest have been eliminated in the consolidated financial statements (See Notes 1 and 13). Able Oil Company has a Note Receivable originally dated September 30, 2002 in the amount of $1,510,372.73 from PriceEnergy.Com, Inc. The Note has been updated for transactions resulting in a balance of $2,140,121 with interest at 8% per annum, to be paid quarterly. Principal payments to begin one year after date of Note, October 1, 2003, and continue monthly thereafter. The Note is the result of the transference of the unpaid accounts receivable which resulted from the sale of heating oil through PriceEnergy.Com, Inc. Able Oil Company has a second position as collateral in all of the assets of PriceEnergy.Com, Inc. to Able Energy, Inc. No interest has been recorded for the six months ended December 31, 2003. Any payments will go to pay principal. The note receivable and accrued interest have been eliminated in consolidation against the amounts on PriceEnergy.Com, Inc.

NOTE 9          PROFIT SHARING PLAN
-----------------------------------

                  Effective January 1, 1997, Able Oil Company established a Qualified Profit Sharing Plan under Internal Revenue Code
                  Section 401-K. The Company matches 25% of qualified employee contributions. The expense was $12,657 (2003) and $11,512
                  (2002), for the six months ended December 31.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
               ---------------------------------------------------

                       JUNE 30, 2003 AND DECEMBER 31, 2003
                       -----------------------------------


NOTE 10         COMMITMENTS AND CONTINGENCIES (cont'd)
------------------------------------------------------

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

                  This has been amended by an agreement dated November 5, 2001. The entire settlement, net of attorney fees, was collected and placed in an attorney's escrow account for payment of all investigation and remediation costs. Able Energy Terminal, LLC has incurred costs of $102,956 to December 31, 2003, which are included in Prepaid Expenses and must be presented to the attorney for reimbursement. Per management, certain items such as a performance bond are being finalized, then reimbursement can be made.

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

                  Able Oil Company is under contract to purchase #2 oil as follows:

                                                                                                Gallons Open           Open Dollar
                                                                                                 Commitment            Commitment
          Company                                     Period              Total Gallons          at 12/31/03          at 12/31/03
          -------                                     ------              -------------          -----------          -----------
          Total Energy  Solutions, LLC          10/1/03 - 4/30/04               588,000              336,000             $254,846
          Conectiv Energy                       11/1/03 - 3/31/04             1,008,000              588,000              476,318
          Center Oil                            12/1/03 - 2/28/04               252,000              168,000              134,904
          Petrocom                              11/1/03 - 3/31/04               462,000              336,000              258,384
          Sunoco (1)                            12/1/03 - 2/28/04               210,000              168,000              153,224
          Petrocom (1)                          11/1/03 - 3/31/04               336,000              210,000              162,288

          Total                                                               2,856,000            1,806,000           $1,439,964

(1)   Product for two franchisees, contracts with Able Oil Company

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       JUNE 30, 2003 AND DECEMBER 31, 2003


NOTE 10         COMMITMENTS AND CONTINGENCIES (cont'd)
------------------------------------------------------

                  Able Energy New York, Inc. is under contract to purchase #2 oil as follows:

                                                                                  Gallons Open           Open Dollar
                                                                                   Commitment            Commitment
          Company                       Period              Total Gallons          at 12/31/03          at 12/31/03
          -------                       ------              -------------          -----------          -----------
          Sprague                 11/1/03 - 2/28/04               126,000               84,000              $68,880
                                                            -------------          -----------          -----------

          Total                                                   126,000               84,000              $68,880
                                                            =============          ===========          ===========

                  Following an explosion and fire that occurred at the Able Energy Facility in Newton, NJ on March 14, 2003, and through the subsequent clean up efforts, Able Energy has cooperated fully with all local, state and federal agencies in their investigations into the cause of this accident.

                  On April 2, 2003, Able Energy received a Notice Of Violation from the New Jersey Department of Community Affairs ("DCA") citing a total of 13 violations to the New Jersey Administrative Code, Liquefied Petroleum Gas. Twelve of the violations were assessed a penalty of $500 each. One of the violations, regarding the liquid transfer from one truck to another truck, was assessed a penalty of $408,000, a second notice was received on April 29, 2003, for an alleged violation on April 12, 2003, and a fine of $5,500 was assessed for a total of $419,500. This amount is included in accrued expenses at June 30, and December 31, 2003.

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

                  Company personnel met with personnel of the United States Occupational Safety and Health Administration ("OSHA") on September 12, 2003. OSHA has conducted an investigation relating to the safety practices of the Company, including such practices relating to the March 14, 2003 explosion and fire. OSHA has informed the Company it will be assessed a penalty of $16,000 based upon violations sited. This amount is included in Accrued Expenses at June 30, and December 31, 2003.


                  The Sussex County, New Jersey, Prosecutor's Office is conducting and investigation as a result of the March 14, 2003 explosion and fire. No determination has been made with respect to its investigation.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                       JUNE 30, 2003 AND DECEMBER 31, 2003

NOTE 10         COMMITMENTS AND CONTINGENCIES (cont'd)
------------------------------------------------------

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

                  Certain temporary restraints were also ordered upon the Company which are still imposed as the result of a November 12 hearing. The order requires the Company to retain the assistance of Boyer Safety Services, experts in the propane industry, to assume responsibility and authority of Able Propane's daily operational, compliance an/or safety issues relating to its propane business.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
               ---------------------------------------------------

                       JUNE 30, 2003 AND December 31, 2003
                       -----------------------------------



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

                  The lease does not contain any option for renewal. The rent expense was $29,237 for the three months ended December 31, 2003. The estimated future rents are as follows:

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


                  The following summarizes the month to month operating leases for the other subsidiaries:

                   Able Oil Melbourne                 $500.00, per month
                                                      Total rent expense, $3,000
                   Able Energy New York               $600.00, per month
                                                      Total rent expense, $3,600

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
               ---------------------------------------------------

                       JUNE 30, 2003 AND DECEMBER 31, 2003
                       -----------------------------------




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


NOTE 13         RELATED PARTY TRANSACTIONS
------------------------------------------

                  $44,690 is due from the major Shareholder/Officer of the Company. This amount is evidenced by a Note bearing interest at a rate of 6% between the Shareholder and the Company. This Shareholder has loaned the Company a total of $380,000 as of June 30, 2003 and December 31, 2003, as evidenced by a Demand Note with interest at 6% per annum, which can be paid all or in part at any time without penalty. The balance of the new note is $364,878 at December 31, 2003. Interest expense has been accrued in the amount of $9,606 for the six months ending December 31, 2003.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
               ---------------------------------------------------

                       JUNE 30, 2003 AND DECEMBER 31, 2003
                       -----------------------------------



NOTE 14         EARNINGS PER SHARE
----------------------------------

                  The shares used in the computation of the Company's basic and diluted Earnings Per Common Share are as follows:

                                                                    DECEMBER 31,      DECEMBER 31,
                                                                        2003              2002
                                                                    ------------      -------------
                  Weighted Average of Common
                         Shares Outstanding Used in Basic
                       Earnings Per Share                                 2,013,250       2,006,855

                  Dilutive Effect of:
                      Employee Stock Options                                   -             50,657
                      Stock Warrants                                           -                  -
                                                                    ------------      -------------
                  Weighted Average Common Shares
                       Outstanding Used in Diluted
                        Earnings Per Share                             2,013,250          2,057,512
                                                                    ============      =============


                 Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options, and stock warrants. For 2003, approximately 389,000 of the company's stock options and stock warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti- diluted, 335,183 (2002). These options and warrants could be dilutive in the future. The numerator for the calculation of both basic and diluted earnings per share is the earnings or loss available for common stockholders. The above table shows the denominator for basic and diluted earnings per share.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
               ---------------------------------------------------

                       JUNE 30, 2003 AND DECEMBER 31, 2003
                       -----------------------------------

NOTE 15          STOCK OPTION PLANS
-----------------------------------

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


NOTE 16         STOCK WARRANTS
------------------------------

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       ----------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
               ---------------------------------------------------

                       JUNE 30, 2003 AND DECEMBER 31, 2003
                       -----------------------------------


NOTE 17           COMPENSATED ABSENCES
--------------------------------------

                  There has been no liability accrued for compensated absences; as in accordance with Company policy, all compensated absences, accrued vacation and sick payment must be used by December 31st.

NOTE 18           CASH FLOW INFORMATION
---------------------------------------

                  The Directors received Common Stock as payment of Directors' Fees, $24,000, in the quarter ended September 30, 2002. No cash was received or paid.

NOTE 19           INSURANCE CLAIM
---------------------------------

                  The Company suffered a loss on March 14, 2003 of a building, trucks, leasehold improvements, product inventory and equipment as well as cost of cleanup and restoration. The Company has filed an insurance claim. The insurance adjusters are in the process of finalizing the amounts to be paid to the Company. The estimated costs not reimbursed are $828,786.47 and is currently shown as deferred costs insurance claims on the balance sheet. Management anticipates the insurance recovery will cover the company costs. The following is a summary of insurance claims filed:

                    Building (commercial property)    $349,526
                    Paid by December 31, 2003          349,526
                                                      --------
                    Contents                                          $387,984
                    Vehicles                          $302,674
                    Paid by December 31, 2003           247,409         55,265
                                     --- ----         ---------       --------
                                     Total                            $443,249
                                                                      ========

                  The above amounts were submitted as claims but do not represent a settlement with the insurance carriers.

NOTE 20           BUSINESS SEGMENT INFORMATION
----------------------------------------------

                  The Company does not have separate operating financial segments. The financial information is evaluated on a company wide basis. As such, no segment reporting is prepared for internal use.

NOTE 21           RECLASSIFICATION
----------------------------------

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

         RESULTS OF OPERATIONS

         SIX MONTHS ENDED DECEMBER 31, 2003, COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2002.

         The Company reported revenues of $19,277,562 for the six months ended December 31, 2003, an increase of 3.16% over the prior year's revenues for the same six-month period. This increase can be attributed primarily to the Company's continued aggressive sales activities, which resulted in a growing customer base as well as an increase in commercial sales as well as #2 heating oil and propane gas. In fiscal year 2002, management instituted a business plan to market and sell other liquid products, specifically propane gas and diesel fuel during the warmer months. These changes were initiated to help even out the seasonality of the Company's business when heating related sales are generally down. Management has committed to a reasonable gross margin percentage to allow for profitability on the sale of these products.

         Gross profit margin, as a percentage of revenues, for the six months ended December 31, 2003, vs. 2002 was a decrease of 5.28% or $912,437. The decrease in margin was the result of the dramatically rising product costs during the months of October, November and December. Retail pricing was adjusted appropriately to cover most of the increases while continuing to maintain the company's competitive position in the marketplace.

         Selling, General, and Administrative expenses, as a percent of sales, increased by 3.52% from 13.01% in the six months ending December 31, 2002 to 16.53% during the same period in 2003. There were increases in payroll, advertising, vehicle repair and maintenance, bank charges, interest expense, a write-off of uncollectible accounts and an increase in insurance costs due to the unsettled insurance market. Management will continue to monitor the fiscal budget against actual results on an ongoing basis and
         strengthen   its   efforts  to  reduce  SG&A  as  a   percentage   of
         sales.

         Operating loss for the six months ended December 31, 2003 was $(1,382,562), an increase of 100+% over the Company's operating income of $324,554 for the six months ended December 31, 2002. This increased operating loss for the six months was directly related to the increased operating costs and lower gross profit.

         Net loss for the six months ended December 31, 2003 increased by $2,298,074 to $2,103,492 as compared to the same period for the previous year income of $194,582. This net loss was the result of a lower gross profit margin due to higher product costs and higher operating costs during this six-month period as well as additional interest on refinancing and legal costs. The company has experienced higher operating costs related to professional fees and other expenses related to the March 14, 2003 explosion at its Newton facility.



         OPERATIONAL EFFICIENCIES

         The Company is evaluating several alternatives to increase the utilization of existing personnel and equipment, to reduce expenses and increasing profitability, within its current business configuration. Currently, since the March 14th 2003 explosion at its Newton, New Jersey location, the company is operating the business of its main subsidiary, Able Oil Co. out of the Rockaway, New Jersey facility. This has caused an increase in operating costs due to increased travel distances for service and delivery vehicles. The company is currently seeking approval to rebuild at the Newton location or a similar suitable location in the Sussex County New Jersey area to reduce expenses and increase efficiency.

         The Company believes that there is value to the products and services that it provides to its consumers in varying levels based upon the specific needs of the consumer and the products provided. While gross margins for the period October to December 2003 were temporarily lower due to a dramatic rise in the cost of distillates, the company believes that its margin management program is working and has been expanded to include equipment sales and services.

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



         OPERATING SUBSIDIARY

         The company's operating subsidiary, PriceEnergy with its modern order-processing platform is now in its third full year of operation. The revolutionary proprietary technology is fully automated and allows for the removal of the inefficiencies associated with traditional heating oil companies within this industry. PriceEnergy has generated over 2 million gallons in new business last year, which were delivered by PriceEnergy's dealer network. In December 2002, PriceEnergy began sales of Home Heating Oil in the initial BJ's Wholesale Club. Since then, gallons sold through this venue have been increasing with each week. The Company is excited about the new sales opportunity with its new "Channel Partner", BJ's. The Company believes that this is the first of many prime retail opportunities to utilize the PriceEnergy operating platform to open new markets for the sales of heating oil, diesel fuel, and propane gas.

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

         The results of the company's investigation indicate that the explosion was an accident that occurred as a result of a combination of human error, mechanical malfunction, as well as the failure to follow prescribed state standards and company policy for propane delivery truck loading. On April 3, 2003, Able Energy received a Notice of Violation from the New Jersey Department of Community
         Affairs. The dollar amount of the assessed penalty totaled $414,000. Able Energy has contested the notice of Violation as well as the assessed penalties with the State of New Jersey and is currently working with the Department of Community Affairs to negotiate a settlement.

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

         The Company is currently not processing deliveries from the Newton, New Jersey facility while it appeals the Newton Board of
         Adjustment's decision to deny operations at this location. The company is also contesting the adoption of the zoning ordinance, which changed the zoning to a non-permitted use. In the meantime, company operations have continued throughout the aftermath of the incident using its main distribution facility in Rockaway, New Jersey along with temporary `through-put' agreements with other area marketers. While these arrangements permit the company to continue to operate, greater efficiency and customer service will be achieved by a location in the Sussex County area, as the Company believes that its Newton facility is crucial to its future operations, especially during the winter heating season. The company will continue to work diligently to obtain approval to resume its core heating oil operations at the Newton site.



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




         LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended December 31, 2003, compared to the six months ended December 31, 2002, the Company's cash position increased by $258,503 from $133,031 to $391,534. For the year ended June 30, 2003, cash was generated through loans, one from a private company of $750,000 and officer loan in excess of $300,000. In the quarter ending December 31, 2003, the Company entered into an agreement and closed a new loan facility. The facility provided a term loan of $4,300,000, payable over 15 years. These funds were used to pay existing debt. There is also a line of credit of $700,000. This will enable the Company to continue to grow while strengthening its infrastructures. The Company also generated funds from customer advance payments. The Company is in negotiations to sell certain product lines, which should generate substantial cash, which will be used as working capital and also debt reduction.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

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


31.1             Certification by Chief Executive Officer pursuant to
                           Sarbanes-Oxley Section 302

31.2             Certification by Chief Financial Officer pursuant to
                           Sarbanes-Oxley Section 302

32.1             Certification by Chief Executive Officer pursuant to
                           18 U.S. C. Section 1350

32.2             Certification by Chief Financial Officer pursuant to
                           18 U.S. C. Section 1350

      (b)  Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the six months ended December 31, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of February 2004.


                                           ABLE ENERGY, INC.


                                           /s/ Timothy Harrington
                                           --------------------------------
                                           Timothy Harrington, Chief Executive
                                           Officer, Secretary, and Chairman

                                           /s/ Christopher P. Westad
                                           --------------------------------
                                           Christopher P. Westad, President,
                                           Chief Financial Officer, and Director