Form 10-Q
period 2004-03-31
ABLE ENERGY INC
filed 2004-05-17
CIK 1065728

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________


                        Commission file number: 001-15035

                                ABLE ENERGY, INC.
            (An exact name of registrant as specified in its charter)

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


         Indicate by check X whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 10, 2004, 2,013,250 shares, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.

      TABLE OF CONTENTS
      -----------------

                                                                           PAGE

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheets as of June 30, 2003 and
            March 31, 2004                                                3 - 4

         Consolidated Statements of Income for the three and nine
            months ended March 31, 2004 and 2003                            5

         Consolidated Statement of Stockholders' Equity nine months
            ended March 31, 2004                                            6

         Consolidated Statements of Cash Flows for the nine months
            ended March 31, 2004 and 2003                                 7 - 8

         Notes to Unaudited Financial Statements                          9 - 29

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                  ASSETS
                                  ------

                                                                      MARCH 31,          JUNE 30,
                                                                        2004               2003
CURRENT ASSETS:                                                      (UNAUDITED)         (AUDITED)
                                                                     -----------         ---------
    Cash                                                             $ 1,166,560       $   400,033
    Accounts Receivable (Less Allowance for Doubtful
       Accounts of  $90,472 (March 31) and $279,913 (June 30)          3,198,626         2,661,808
    Inventory                                                            924,380           789,422
    Notes Receivable - Current Portion                                    59,259            57,577
    Other Receivable - Non-Compete - Current Portion                     225,000                --
    Miscellaneous Receivables                                            124,385            70,503
    Prepaid Expenses                                                     339,592           395,982
    Insurance Claim Receivable                                                --           349,526
    Deferred Costs - Insurance Claims                                    544,902           703,675
    Due From Officer                                                      61,530                --
    Prepaid Expense - Income Taxes                                         2,063             2,063
    Deferred Income Tax                                                   33,047            73,777
                                                                     -----------         ---------
        TOTAL CURRENT ASSETS                                           6,679,344         5,504,366
                                                                     -----------         ---------

PROPERTY AND EQUIPMENT:
    Land                                                                 479,346           451,925
    Buildings                                                            946,046           946,046
    Trucks                                                             3,217,443         3,125,453
    Fuel Tanks                                                           660,927         1,455,501
    Machinery and Equipment                                              891,125           769,817
    Leasehold Improvements                                               600,204           597,759
    Cylinders                                                            164,637           755,496
    Office Furniture and Equipment                                       200,640           200,640
    Web Site Development Costs                                         2,317,994         2,274,575
                                                                     -----------         ---------
                                                                       9,478,362        10,577,212
    Less: Accumulated Depreciation and Amortization                    4,524,453         4,331,055
                                                                     -----------         ---------
        NET PROPERTY AND EQUIPMENT                                     4,953,909         6,246,157
                                                                     -----------         ---------

OTHER ASSETS:
    Deferred Income Taxes                                                 45,091            45,091
    Deposits                                                             121,780           165,541
    Other Receivable - Non-Compete - Less Current Portion                675,000           177,793
    Notes Receivable - Less Current Portion                              667,765                --
    Customer List, Less Accumulated Amortization of ($188,122)
        March 31 and June 30                                             422,728           422,728
    Covenant Not to Compete, Less Accumulated Amortization of
        $91,667 (March 31) and $76,667 (June 30)                           8,333            23,333
    Development Costs - Franchising                                       20,680            27,573
                                                                     -----------         ---------
         TOTAL OTHER ASSETS                                            1,961,377           862,059
                                                                     -----------         ---------

        TOTAL ASSETS                                                 $13,594,630       $12,612,582
                                                                     ===========       ===========

                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET (CONT'D)
                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                           MARCH 31,           JUNE 30,
                                                                             2004                2003
CURRENT LIABILITIES:                                                      (UNAUDITED)          (AUDITED)
                                                                         ------------        ------------
    Accounts Payable                                                     $  2,271,819        $  1,420,911
    Note Payable - Bank                                                       700,000                  --
    Note Payable - Other                                                      200,000             335,000
    Current Portion of Long-Term Debt                                         352,146           1,238,982
    Accrued Expenses                                                          330,022             735,370
    Accrued Taxes                                                              46,204              98,612
    Income Taxes Payable                                                      138,130                  --
    Deferred Income                                                             5,833                  --
    Customer Pre-Purchase Payments                                            593,900             936,680
    Customer Credit Balances                                                  264,382             416,644
    Escrow Deposits                                                            16,072               5,000
    Note Payable - Officer                                                         --             321,630
                                                                         ------------        ------------
        TOTAL CURRENT LIABILITIES                                           4,918,508           5,508,829


DEFERRED INCOME                                                                79,679              79,679
DEFERRED INCOME TAXES                                                          82,290              70,310
SHORT-TERM DEBT REFINANCED                                                         --           3,170,000
LONG-TERM DEBT: less current portion                                        3,660,731             296,472
                                                                         ------------        ------------
        TOTAL LIABILITIES                                                   8,741,208           9,125,290
                                                                         ------------        ------------

STOCKHOLDERS' EQUITY:
    Preferred Stock
    Authorized 10,000,000 Shares Par Value $.001 per share
     Issued - None
    Common Stock
    Authorized 10,000,000 Par Value $.001 per share Issued
      and Outstanding Shares 2,013,250 (2004) and 2,013,250 (2003)              2,014               2,014
    Paid in Surplus                                                         5,711,224           5,711,224
    Retained Earnings (Deficit)                                              (859,816)         (2,225,946)
                                                                         ------------        ------------
        TOTAL STOCKHOLDERS' EQUITY                                          4,853,422           3,487,292
                                                                         ------------        ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 13,594,630        $ 12,612,582
                                                                         ============        ============

                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS MARCH  31,              NINE  MONTHS ENDED MARCH 31,
                                                         --------------------------------        ------------------- ------------
                                                             2004                2003                 2004                2003
                                                         ------------        ------------        ------------        ------------
NET SALES                                                $ 17,495,340        $ 19,490,580        $ 36,772,902        $ 38,177,651

COST OF SALES                                              14,463,233          15,879,981          31,303,489          31,217,309
                                                         ------------        ------------        ------------        ------------

   GROSS PROFIT                                             3,032,107           3,610,599           5,469,413           6,960,342
                                                         ------------        ------------        ------------        ------------

EXPENSES
   Selling, General and Administrative Expenses             1,854,423           1,747,490           5,041,244           4,178,008
   Depreciation and Amortization Expense                      319,717             317,251             952,764             911,922
                                                         ------------        ------------        ------------        ------------
      TOTAL EXPENSES                                        2,174,140           2,064,741           5,994,008           5,089,930
                                                         ------------        ------------        ------------        ------------

   INCOME (LOSS) FROM OPERATIONS                              857,967           1,545,858            (524,595)          1,870,412
                                                         ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSES):
   Gain on Sale of Subsidy                                  2,668,490                  --           2,668,490                  --
   Interest and Other Income                                   27,889              60,554              91,812             126,668
   Interest Expense                                          (138,424)           (151,137)           (572,628)           (340,223)
   Other (Expense) Income (Notes 10 and 22)                   394,500            (414,000)            394,500            (414,000)
   Legal and Professional Fees relating to Other
         (Expense) Income                                    (197,360)                 --            (500,609)                 --
                                                         ------------        ------------        ------------        ------------
      TOTAL OTHER INCOME (EXPENSES)                         2,755,095            (504,583)          2,081,565            (627,555)
                                                         ------------        ------------        ------------        ------------

   INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES          3,613 062           1,041 275           1,556,970           1,242,857

PROVISION (REDUCTION) FOR INCOME TAXES                        143,440             (39,890)            190,840             (32,890)
                                                         ------------        ------------        ------------        ------------

   NET INCOME (LOSS)                                     $  3,469,622        $  1,081,165        $  1,366,130        $  1,275,747
                                                         ============        ============        ============        ============

BASIC INCOME (LOSS) PER COMMON SHARE                     $       1.72        $        .54        $        .68        $        .63
                                                         ============        ============        ============        ============

DILUTED INCOME (LOSS) PER COMMON SHARE                   $       1.70        $        .53        $        .67        $        .62
                                                         ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING - USED IN BASIC                              2,013,250           2,009,814           2,013,250           2,009,814
                                                         ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING - USED IN DILUTED                            2,040,588           2,052,751           2,040,588           2,052,751
                                                         ============        ============        ============        ============

                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

                                        COMMON STOCK
                                       .001 PAR VALUE
                               -----------------------------
                                                                    ADDITIONAL                             TOTAL
                                                                     PAID-IN          RETAINED         STOCKHOLDERS'
                                  SHARES           AMOUNT            SURPLUS          EARNINGS             EQUITY
                               -----------       -----------       -----------       -----------        -----------
Balance - July 1, 2003           2,013,250       $     2,014       $ 5,711,224       $(2,225,946)       $ 3,487,292
                               -----------       -----------       -----------       -----------        -----------
                                                                                                          1,366,130
                                                                                                        -----------
Net Income                                                                             1,366,130
                                                                                     -----------
                                                                                                        $ 4,853,422
                                                                                                        ===========

Balance - March 31, 2004         2,013,250       $     2,014       $ 5,711,224       $  (859,816)
                                 =========       ===========       ===========       ===========



                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)


                                                                     NINE MONTHS ENDED MARCH  31,
                                                                             UNAUDITED
                                                                      2004              2003
CASH FLOW FROM OPERATING ACTIVITIES
   Net Income (Loss) - Continuing Operations                      $ 1,366,130        $ 1,275,747
   Adjustments to Reconcile Net Income (Loss) to Net Cash
    used by Operating Activities:
      Depreciation and Amortization                                   952,764            911,922
      Other Expense (Income)                                         (394,500)           414,000
      Directors' Fees                                                      --             24,000
      Gain on Disposal of Equipment                                        --                (44)
      Gain on Sale of Subsidiary                                   (2,668,490)                --
      Gain on Sale of Subsidiary - Non-Cash                         1,400,000                 --
      (Increase) Decrease in:
         Accounts Receivable                                         (536,818)        (2,429,365)
         Inventory                                                   (134,958)          (549,953)
         Prepaid Expenses                                              56,390            (76,560)
         Insurance Claim Receivable                                   349,526           (238,099)
         Deferred Costs Insurance Claims                     158,773   43,761                 --
         Deposits                                                      40,730   (65,000) (43,400)
         Deferred Income Tax - Asset
      Increase (Decrease) in:
         Accounts Payable                                             850,908          1,194,466
         Accrued Expenses                                            (457,756)           (44,288)
         Customer Advance Payments                                   (342,780)          (494,559)
         Customer Credit Balance                                     (152,262)          (375,833)
         Deferred Income Taxes                                         11,980             10,510
         Deferred Income                                                5,833                 --
         Escrow Deposits                                               11,072            (12,400)
         Income Taxes Payable                                         138,130                 --
                                                                  -----------        -----------
           NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES           698,433           (498,856)
                                                                  -----------        -----------
CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment                              (1,034,781)
   Web Site Development Costs                                         (43,419)          (810,415)
    Increase in Deposits                                                   --            (41,824)
    Disposition of Equipment                                       (1,297,433)            (8,845)
    Payment on Notes Receivable - Sale of Equipment                     8,346              1,726
    Cash Received Sale of Equipment & Inventory-Subsidiary          3,000,000             13,359
    Note Receivable - Montgomery                                           --                 --
    Other Receivables                                                 (53,882)               655
    Receivable - Officer                                              (61,530)            22,961
                                                                  -----------        -----------
          NET CASH (USED) PROVIDED  BY INVESTING ACTIVITIES       $   517,301        $  (822,383)
                                                                  ===========        ===========

                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOW (CONT'D)
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED MARCH 31,
                                                                             UNAUDITED
                                                                       2004               2003
                                                                   -----------        -----------
CASH FLOW FROM FINANCING ACTIVITIES
   Notes Payable - Bank                                            $   700,000        $        --
   (Decrease) in Notes Payable - Bank                               (1,270,000)          (200,000)
   (Decrease) Increase in Notes Payable - Other                     (1,385,000)           850,000
   Decrease in Long-Term Debt                                       (3,289,892)          (496,824)
   Increase in Long-Term Debt                                        5,117,315            607,789
   Note Payable - Officer                                             (321,630)           313,604
                                                                   -----------        -----------
           NET CASH (USED) PROVIDED  BY FINANCING ACTIVITIES          (449,207)         1,074,569
                                                                   -----------        -----------

NET (DECREASE) INCREASE IN CASH                                        766,527           (246,670)
Cash - Beginning of Year                                               400,033            258,560
                                                                   -----------        -----------
Cash - End of Year                                                 $ 1,166,560        $    11,890
                                                                   ===========        ===========

The Company had Interest Cash Expenditures of:                     $   578,123        $   315,223
The Company had Tax Cash Expenditures of:                          $    59,638        $    22,167

                             See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2003 AND MARCH 31, 2004


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

            MINORITY INTEREST

      The minority interest in PriceEnergy.Com, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, the losses have been charged against the Company, the majority owner. The loss for nine months ended March 31, 2004 is $396,071 (See Notes 8 and 13).

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                        JUNE 30, 2003 AND MARCH 31, 2004

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

      Results of operations for the interim periods are not indicative of annual results.

      NATURE OF OPERATIONS

      Able Oil Company, Able Melbourne and Able Energy New York, Inc. are full service oil companies that market and distribute home heating oil, diesel fuel and kerosene to residential and commercial customers operating in the northern New Jersey, Melbourne, Florida, and Warrensburg, New York respectively. Able Propane, installs propane tanks which it owns and sells propane for heating and cooking, along with other residential and commercial uses. Able propane, LLC was sold March 3, 2004, and the Company is no longer selling propane (See Note 22).

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

            PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided by using the straight-line method based upon the estimated useful lives of the assets (5 to 40 years). Depreciation expense for the nine months ended March 31, 2004 and 2003 amounted to $585,491 and $557,915, respectively.

      For income tax basis, depreciation is calculated by a combination of the straight-line and modified accelerated cost recovery systems established by the Tax Reform Act of 1986, and accelerated special depreciation per the Tax Acts of 2002 and 2003.

      Expenditures for maintenance and repairs are charged to expense as incurred whereas expenditures for renewals and betterments are capitalized.

      The cost and related accumulated depreciation of assets sold or otherwise disposed of during the period are removed from the accounts. Any gain or loss is reflected in the year of disposal.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                        JUNE 30, 2003 AND MARCH 31, 2004


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)


            E-COMMERCE OPERATING SYSTEM DEVELOPMENT COSTS

      Costs of $2,317,994 incurred in the developmental stage and thereafter for computer hardware and software have been capitalized in accordance with accounting pronouncement SOP98-1. The costs are included in Property and Equipment and will be amortized on a straight line basis during the estimated useful life, 5 years. Operations commenced in October 2000. Amortization for the nine months ended March 31, 2004 and 2003 amounted to $345,380 and $332,114, respectively.

            INTANGIBLE ASSETS

      Intangibles are stated at cost and amortized as follows:

      Customer Lists of $571,000 related to the Connell's Fuel Oil Company acquisition on October 28, 1996, by Able Oil Company was being amortized over a straight-line period of 15 years. The current period amortization also includes a customer list of $39,850 and Covenant Not To Compete of $100,000 relating to the acquisition from B & B Fuels on August 27, 1999, is being amortized over a straight-line period of 10 and 5 years, respectively. The amortization for the nine months ended March 31, 2004 and 2003 are $15,000 and $15,000, respectively.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                        JUNE 30, 2003 AND MARCH 31, 2004


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

      CONCENTRATIONS OF CREDIT RISK

      The Company performs ongoing credit evaluations of its customers' financial conditions and requires no collateral from its customers.

      Financial instruments which potentially subject the Company to concentrations of credit risk consists of checking and savings accounts with several financial institutions in excess of insured limits. The excess above insured limits is approximately $346,297. The Company does not anticipate non-performance by the financial institutions.

            CASH

            For the purpose of the statement of cash flows, cash is defined as balances held in corporate checking accounts and money market accounts.

            ADVERTISING EXPENSE

      Advertising costs are expensed at the time the advertisement appears in various publications and other media. The expense was $508,510 and $341,961 for the nine months ended March 31, 2004 and 2003, respectively.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                        JUNE 30, 2003 AND MARCH 31, 2004


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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                        JUNE 30, 2003 AND MARCH 31, 2004


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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                        JUNE 30, 2003 AND MARCH 31, 2004


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

      Maturities of the Note Receivable are as follows:

          FOR THE 12 MONTHS ENDING
                  MARCH 31,                        PRINCIPAL AMOUNT
                   2005                               $ 28,659
                   2006                                 12,219
                   2007                                 13,432
                   2008                                 14,765
                   2009                                 16,230
                   Balance                              83,396
                                                      --------
                        TOTAL                         $168,701
                                                      ========

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                        JUNE 30, 2003 AND MARCH 31, 2004


NOTE 2 NOTES RECEIVABLE (CONT'D)

B. Able Oil Company has three (3) Notes Receivable for the sale of oil delivery trucks to independent drivers who also deliver oil for the Company. The Notes bear interest at the rate of 12% per annum. One Note began December 1998, one began February 1999 and one began January 2004. The Notes are payable eight (8) months per year September through April, the oil delivery season.

      Maturities of these Notes Receivable are as follows:

           FOR THE 12 MONTHS ENDED
                  MARCH 31,                       PRINCIPAL AMOUNT
                  ---------                       ----------------
                    2005                              $30,600
                    2006                                6,028
                    2007                                4,566
                    2008                                4,887
                    2009                                5,233
                    Balance                             7,009
                                                      -------
                            TOTAL                     $58,323
                                                      =======

NOTE 3 INVENTORIES

           ITEMS                                  MARCH 31,         JUNE 30,
                                                    2004              2003
                                                 ---------         ---------
           Heating Oil                           $ 394,609         $ 241,107
           Diesel Fuel                              24,975            18,921
           Kerosene                                  4,059             2,534
           Propane                                   7,448             8,851
           Parts, Supplies and Equipment           493,289           518,009
                                                 ---------         ---------
                TOTAL                            $ 924,380         $ 789,422
                                                 =========         =========

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

      On March 3, 2004, the Company repaid $1,100,000 of the term loan principal balance. The monthly payments of principal and interest were reduced to $26,672.65, commencing with the payment due April 1, 2004 which was paid by the Company in March 2004. All other terms of the loan will remain the same (See Note 22).

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                        JUNE 30, 2003 AND MARCH 31, 2004


NOTE 4 NOTES PAYABLE BANK (CONT'D)


A.    The collateral will be as follows for the term loan:

      1. A first mortgage on properties located at 344 Route 46, Rockaway, NJ and 38 Diller Avenue, Newton, NJ

      1.    A first security interest in equipment and fleet vehicles

      1.    A first security interest in the customer list

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

      The Revolving Line of Credit will have rates supported by 75% on accounts receivable less than 90 days outstanding, plus 50% on inventory. The outstanding balance at March 31, 2004 is $700,000.

      The loan facility is guaranteed by Able Energy, Inc. Officers loans are subordinated to the lender and will remain standstill until all debt due to the lender is paid in full.

            The agreement contains certain financial covenants:


      1. Limit of unfinanced capital expenditures not to exceed $350,000 for fiscal year 2004.

            The Company paid the following loans on September 22, 2003:


                  Fleet Bank                             $ 1,340,644 (including interest and fees of $70,644)
                  KMA Associates                             750,000
                  Jeff Will                                  505,000 (including interest of $5,000)
                  Estate of Birdsal                          657,895 (including interest of $7,895)
                  Long-term Debt                           1,084,866
                                                         -----------
                             Total Refinance               4,338,405
                  Other Fees and Costs Paid at Closing       123,198
                                                         -----------
                             Total                       $ 4,461,603
                                                         ===========


      The loan advanced was $4,300,000, the balance of $161,603 was paid by the Company.

      The balance of the term loan at March 31, is        $3,099,661
      Included in current portion of long-term debt          142,871
                                                          ----------
      Included in long-term debt - less current portion   $2,956,790
                                                          ==========

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                        JUNE 30, 2003 AND MARCH 31, 2004


NOTE 4 NOTES PAYABLE BANK (CONT'D)

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

      The Agreement had an expiration date of November 30, 2002. Fleet Bank did not renew the credit facility upon expiration of the Agreement on November 30, 2002. Effective December 1, 2002, the bank is charging an additional annual interest of 4% as the Note is in default. The total current interest rate charged is currently 8.25% per annum. The Company and Lender have entered into a Forbearance Agreement, where the Lender is willing to forbear until May 31, 2003 from exercising its rights and remedies. The Lender will receive a forbearance fee of $50,000 at May 31, 2003, reduced by $2,500 for each week prior to May 31, 2003, that the credit facility and all charges are paid in full, with a minimum forbearance fee of $15,000. The interest charged is at 8.25% per annum. The principal amount outstanding was $1,270,000. Interest for the three months ended March 31, 2004 was $18,062. The loan and the $50,000 forbearance fee were not paid at May 31, 2003. The Note payable plus forbearance fee, accrued interest and other costs were paid in full on September 22, 2003, in the amount of $1,340,644 (See Note 4 A). The bank released all the collateral securing the Company debt.


NOTE 5 NOTES PAYABLE

A. The Company has borrowed $500,000 from an unrelated individual. The Note was dated June 26, 2001 with interest at 12% per annum. The interest will be paid monthly at $5,000 per month commencing on August 1, 2001. The Note will mature on June 26, 2002 unless the borrower (the Company), at its option, elects to extend the maturity date to December 26, 2002. The Company has exercised its option and has extended the Note to December 26, 2002. The lender has granted the Company an additional extension at the same terms to June 26, 2003. The Lender has granted the Company an extension to July 26, 2003. The Note may be prepaid in whole or part from time-to-time without penalty. No principal payments have been made on the Note. At the maturity date, a final payment of the unpaid principal and interest shall be due and payable. In connection with this Note, the Company has issued the lender warrants to purchase 40,000 shares of its common stock at $4 per share. The warrants vest immediately and must be exercised no later than June 26, 2004. The warrants have not been registered under the Securities Act of 1933. The Note was paid in full on September 22, 2003 (See Note 4 A). The same individual loaned the Company $300,000 on February 12, 2004, to be paid $100,000 per month plus interest, at 6% per annum on March, April and May 15, 2004. The balance at March 31, 2004 was $200,000.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                        JUNE 30, 2003 AND MARCH 31, 2004

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

C. The Company has borrowed $335,000 from an unrelated Company. The mortgage and Note are dated April 16, 2003. The loan is to Able Energy New York, Inc., a wholly owned subsidiary. The loan is collateralized by a mortgage on property in Lake George, New York owned by the subsidiary and a second mortgage on property in Bolton, New York, owned by the Company's CEO who is also a guarantor on the loan. Payments of interest only on the outstanding principal balance at a rate of 14% per annum, are payable monthly. The first payment was paid June 1, 2003. The entire amount, both principal and accrued interest shall be due and payable on May 1, 2004. The loan was paid in full on March 11, 2004

NOTE 6 LONG-TERM DEBT

      Mortgage note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total Note is $145,000. The Note is payable in the monthly amount of principal and interest of $1,721.18 with and interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009 which is the final payment. The Note is secured by a mortgage made by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horican Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at March 31, 2004 and June 30, 2003 was $91,708 and $101,724,
      respectively.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENT (CONT'D)
                        JUNE 30, 2003 AND MARCH 31, 2004


NOTE 7 INCOME TAXES

      Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

      The differences between the statutory Federal Income Tax and Income Taxes Continuing Operation is accounted for as follows:

                                                                           2004
                                                                           ----
                                                                  AMOUNT           PERCENT
                                                                  ------           -------
          Statutory Federal Income Tax                           $ 586,695             34.0%
          Federal Income Tax Reduction due to Carryforward
              Loss                                                (531,070)
          State Income Tax                                         135,215              5.9
                                                                 ---------        ---------
          Income Taxes                                           $ 190,840             39.9%
                                                                 =========        =========

          Income Taxes consist of:
           Current                                               $ 138,130
           Deferred                                                 52,710
                                                                 ---------
              TOTAL                                              $ 190,840
                                                                 =========

          Statutory Federal Income Tax                           $ 513,619             34.0%
          Federal Income Tax Reduction due to Carryforward
          Loss                                                    (536,639)
          State Income Tax (Note X)                                159,980              5.9
          State Income Tax Reduction due to Carryforward
              Loss                                                (169,850)
          Income Taxes                                           $ (32,890)            39.9%
                                                                 =========        =========

          Income Taxes consists of:
          Current
          Deferred
               TOTAL                                             $      --
                                                                   (32,890)
                                                                 ---------
                                                                 $ (32,890)
                                                                 =========

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                        JUNE 30, 2003 AND MARCH 31, 2004


NOTE 7 INCOME TAXES (CONT'D)

      The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:

                                                                  MARCH 31, 2004

                                                           TEMPORARY            TAX
                                                           DIFFERENCE          EFFECT
                                                           ----------          ------
          Depreciation and Amortization                    $(297,723)       $ (82,290)
          Allowance for Doubtful Accounts                     90,472           29,012
          Gain on Sale of Subsidiary                          18,766            4,035
          New Jersey Net Operating Loss Carryforward         501,010           45,091
          (See Note X, Prior Page)

                                                                   JUNE 30, 2003

                                                           TEMPORARY            TAX
                                                           DIFFERENCE          EFFECT
                                                           ----------          ------

          Depreciation and Amortization                    $(241,993)       $ (70,310)
          Allowance for Doubtful Accounts                    279,913           69,742
          Gain on Sale of Subsidiary                          18,766            4,035
          New Jersey Net Operating Loss Carryforward         501,010           45,091
         (See Note X, prior page)


      Able Energy, Inc., et al, open years are December 31, 2000 and June 30, 2001, 2002 and 2003. The Company has a net operating loss carryforward of $2,302,315. The net operating loss expires between June 30, 2019 and 2021.

      These carryforward losses are available to offset future taxable income, if any. The Company's utilization of this carryforward against future taxable income is subject to the Company having profitable operations or sale of Company assets which create taxable income. For the nine months ended March 31, 2004 $1,561,970 of net income has been utilized against the net operating loss carryforward. At this time, the Company believes that a full valuation allowance should be provided. The component of the deferred tax asset as of March 31, 2004 are as follows:


          Net Operating Loss Carryforward - Tax Effect       $ 782,787
          Valuation Allowance                                 (782,787)
          Net Deferred Tax based upon Net
                                                             ----------

              Operating Loss Carryforward                    $   - 0 -
                                                             ==========

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                        JUNE 30, 2003 AND MARCH 31, 2004


NOTE 8 NOTE RECEIVABLE - SUBSIDIARY

      The Company has a Note Receivable from PriceEnergy.Com, Inc. for advances made in the development of the business, including hardware and software costs. All of PriceEnergy.Com, Inc.'s assets are pledged as collateral to Able Energy, Inc. The amount of the note is $1,350,000 dated November 1, 2000 with interest at 8% per annum payable quarterly. Principal payments to begin two years after the date of the Note, November 1, 2002. Through March 31, 2004, no principal has been paid. No interest was accrued for the nine months ended March 31, 2004 or the six months ended June 30, 2003 as the note is non performing. Unpaid accrued interest due through June 30, 2003 is $234,000. The Note and accrued interest have been eliminated in the consolidated financial statements (See Notes 1 and 13). Able Oil Company has a Note Receivable originally dated September 30, 2002 in the amount of $1,510,372.73 from PriceEnergy.Com, Inc. The Note has been updated for transactions resulting in a balance of $2,029,878 with interest at 8% per annum, to be paid quarterly. Principal payments to begin one year after date of Note, October 1, 2003, and continue monthly thereafter. The Note is the result of the transference of the unpaid accounts receivable which resulted from the sale of heating oil through PriceEnergy.Com, Inc. Able Oil Company has a second position as collateral in all of the assets of PriceEnergy.Com, Inc. to Able Energy, Inc. No interest has been recorded for the nine months ended March 31, 2004. Any payments will go to pay principal. The note receivable and accrued interest have been eliminated in consolidation against the amounts on PriceEnergy.Com, Inc.

NOTE 9 PROFIT SHARING PLAN

      Effective January 1, 1997, Able Oil Company established a Qualified Profit Sharing Plan under Internal Revenue Code Section 401-K. The Company matches 25% of qualified employee contributions. The expense was $19,945
      (2004) and $18,219 (2003), for the nine months ended March 31.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                        JUNE 30, 2003 AND MARCH 31, 2004


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

      This has been amended by an agreement dated November 5, 2001. The entire settlement, net of attorney fees, was collected and placed in an attorney's escrow account for payment of all investigation and remediation costs. Able Energy Terminal, LLC has incurred costs of $102,956 to March 31, 2004, which are included in Prepaid Expenses and must be presented to the attorney for reimbursement. Per management, certain items such as a performance bond are being finalized, then reimbursement can be made.

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

      On April 2, 2003, Able Energy received a Notice Of Violation from the New Jersey Department of Community Affairs ("DCA") citing a total of 13 violations to the New Jersey Administrative Code, Liquefied Petroleum Gas. Twelve of the violations were assessed a penalty of $500 each. One of the violations, regarding the liquid transfer from one truck to another truck, was assessed a penalty of $408,000, a second notice was received on April 29, 2003, for an alleged violation on April 12, 2003, and a fine of $5,500 was assessed for a total of $419,500. This amount is included in accrued expenses at June 30. (See below)

      Based upon initial review, the company disagrees with many of the findings of the report and disputes many of the allegations. The company has contested the DCA Notice of Violation and the assessed penalties. Counsel and the DCA have had several meetings and hearings were held in the Office of Administrative Law. The Company and DCA have settled the penalties of $419,500 for $25,000, resulting in Other Income of $394,500 (See Note 22). The $25,000 was paid March 10, 2004.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                        JUNE 30, 2003 AND MARCH 31, 2004


NOTE 10 COMMITMENTS AND CONTINGENCIES (CONT'D)

      Company personnel met with personnel of the United States Occupational Safety and Health Administration ("OSHA") on September 12, 2003. OSHA has conducted an investigation relating to the safety practices of the Company, including such practices relating to the March14, 2003 explosion and fire. OSHA has informed the Company it will be assessed a penalty of $16,000 based upon violations sited. This amount is included in Accrued Expenses at June 30, 2003. This amount was paid in October 2003.

      The Sussex County, New Jersey, Prosecutor's Office is conducting and investigation as a result of the March 14, 2003 explosion and fire. No determination has been made with respect to its investigation.

      A lawsuit has been filed against the Company by property owners who allegedly suffered property damages as a result of the March 14, 2003 explosion and fire. The Company's insurance carrier is defending as related to compensatory damages. Legal counsel is defending on the punitive damage claim. A hearing was held on March 11, 2004 on an application on certain matters by the Plaintiffs, which were denied. Per legal counsel, in their opinion, the matter will not be certified as a Class Action.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                        JUNE 30, 2003 AND MARCH 31, 2004

NOTE 11 OPERATING LEASE (CONT'D)

      The rent for the first year is $7,145.83 per month and the second through fifth year is $7,431.67 per month, plus 20.5% of the building's annual operational costs and it's portion of utilities. The current monthly rent, including Common Area Charges, is $9,799.04 per month.

      The lease does not contain any option for renewal. The rent expense was $110,342 for the nine months ended March 31, 2004. The estimated future rents are as follows:

             YEAR ENDED JUNE 30,


                     2004                                   $  29,397
                     2005                                     117,588
                     July 2005                                  9,799
                                                            ---------
                              TOTAL                         $ 156,784
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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                        JUNE 30, 2003 AND MARCH 31, 2004


NOTE 13 RELATED PARTY TRANSACTIONS

      $44,690 is due from the major Shareholder/Officer of the Company. This amount is evidenced by a Note bearing interest at a rate of 6% between the Shareholder and the Company. This Shareholder has loaned the Company a total of $380,000 as of June 30, 2003, as evidenced by a Demand Note with interest at 6% per annum, which can be paid all or in part at any time without penalty. The Shareholder was repaid $135,000 on March 3, 2004 (See
      Note 22). The balance of the Note was paid in March 2004. Interest expense has been paid in the amount of $13,033. In relation to the payment of this Note, the Shareholder has a liability to the Company of $16,840.

      The following officers of this Company own stock in the subsidiary, PriceEnergy.Com, Inc., which they incorporated in November 1999.

                   Chief Executive Officer                     23.5%
                   President                                    3.6%

      No capital contributions have been made by these officers (See Notes 1 and 8).

NOTE 14 EARNINGS PER SHARE

      The shares used in the computation of the Company's basic and diluted Earnings Per Common Share are as follows:


                                                     MARCH 31,        MARCH 31,
                                                       2004             2003
                                                       ----             ----
          Weighted Average of Common
            Shares Outstanding Used in Basic
               Earnings Per Share                    2,013,250       2,009,814
          Dilutive Effect of:
              Employee Stock Options                    27,338          42,937
              Stock Warrants                                --              --
                                                     ---------       ---------
          Weighted Average Common Shares
            Outstanding Used in Diluted
                Earnings Per Share                   2,040,588       2,052,751
                                                     =========       =========


      Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options, and stock warrants. For 2003, approximately 389,000 of the company's stock options and stock warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-diluted, 335,183 (2002). These options and warrants could be dilutive in the future. The numerator for the calculation of both basic and diluted earnings per share is the earnings or loss available for common stockholders. The above table shows the denominator for basic and diluted earnings per share.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                        JUNE 30, 2003 AND MARCH 31, 2004


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


                                                             OUTSTANDING OPTIONS
                           NUMBER OF SHARES   EXERCISE PRICE        TERM
                           ----------------   --------------        ----

          January 6, 2000
             Grants               56,000        $   5.00           5 years
             Exercises                 0

          December 21, 2000
             Grants               60,000        $   1.80           5 years
             Exercises                 0

             Grants               23,000        $   2.25           5 years
             Exercises                 0

          October 22, 2002
             Grants               50,000        $   3.00           5 years
             Exercises                 0


NOTE 16 STOCK WARRANTS

      The Company has issued stock warrants as follows:

C. 60,000 Common Stock Purchase Warrants at $4.81 per share, effective August 31, 2000, and expiring August 31, 2005, to Andrew Alexander Wise & Company in connection with an investment banking advisory agreement with the Company, dated July 1, 2000.

C. 40,000 Common Stock Purchase Warrants at $4.00 per share, effective June 26, 2001 and expiring June 26, 2004, in connection with a $500,000 Note Payable (See Note 5). These warrants have not been registered under the Securities Act of 1933.

C. 100,000 Common Stock Purchase Warrants at $4.00 per share, effective September 13, 2002, and expiring September 13, 2004, in connection with a $750,000 Note Payable (see Note 5).

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                        JUNE 30, 2003 AND MARCH 31, 2004


NOTE 16 STOCK WARRANTS

      The 200,000 warrants to purchase shares of common stock were outstanding during the first quarter of 2004 and were not included in the computation of diluted EPS as the warrants' were all higher than the average stock price of $2.87 and would have been anti-diluted (See Note 14). These warrants have not been registered under the Securities Act of 1933.

NOTE 17 COMPENSATED ABSENCES

      There has been no liability accrued for compensated absences; as in accordance with Company policy, all compensated absences, accrued vacation and sick payment must be used by December 31st. At March 31, 2004, any amount for accrual of the above is not material and has not been computed.

NOTE 18 CASH FLOW INFORMATION

      The Directors received Common Stock as payment of Directors' Fees, $24,000, in the quarter ended September 30, 2002. No cash was received or paid. Upon the sale of the subsidiary on March 1, 2004, $1,400,000 is a receivable and has no effect on cash.

NOTE 19 INSURANCE CLAIM

      The Company suffered a loss on March 14, 2003 of a building, trucks, leasehold improvements, product inventory and equipment as well as cost of cleanup and restoration. The Company has filed an insurance claim. The insurance adjusters are in the process of finalizing the amounts to be paid to the Company. The estimated costs not reimbursed are $544,902 and is currently shown as deferred costs insurance claims on the balance sheet. Management anticipates the insurance recovery will cover the company costs. A claim for business interruption still has to be filed. The following is a summary of insurance claims filed:

           Building (commercial property)          $349,526

           Paid by March 31, 2004                   349,526
                                                   --------

           Contents                                $337,617
           Paid by March 31, 2004                   319,332       $ 18,285
                                                   --------

           Vehicles                                $302,674
           Paid by March 31, 2004                   247,409         55,265
                        Total                                     $ 73,550
                                                                  ========

      The above amounts were submitted as claims but do not represent a settlement with the insurance carriers.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                        JUNE 30, 2003 AND MARCH 31, 2004


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

NOTE 22 SALE OF SUBSIDIARY

      On March 1, 2004, the Company sold its subsidiary , Able Propane, LLC. The Sale was a sale of inventory and equipment (the operating assets of the subsidiary). The total price of the sale was $4,400,000. Of that, $3,000,000 was received in cash and was used as a reduction of long-term debt in the amount of $1,284,737. There was also payment of $135,000 of Officer Loan and $325,000 of Legal Fees. The Company had a cash increase of $1,255,268.

      In conjunction with the sale of the propane business, the New Jersey Dept. of Community Affairs (DCA) reduced the fine that was charged of $419,500 to $25,000 and the reduction of $394,500 is shown as Other Income. The $419,500 had been deducted as an expense in the prior fiscal year ended June 30, 2003 (See Note 10).

      The Company received a Note receivable for $500,000, principal balance of this Note payable in full on the fourth anniversary of the closing, March 1, 2008. The Note bears interest at 6% per annum ($30,000 per year), payable quarterly within 45 days of the closing of each fiscal quarter.

      The Company also has signed a non-competition agreement and will receive a total payment of $900,000, payable in $225,000 installments due one, two, three and four years from the date of closing.

      The Company will receive the accounts receivable due 60 days or less as follows: Current 100%, 30 days 95% and 60 days 85%. Within 30 days following closing, the Company is due approximately $124,586 from the buyer, $208,917 of accounts receivable have been paid. Accounts 90 days and greater, if collected, go to the buyer, which is approximately $42,000.

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

      RESULTS OF OPERATIONS

      NINE MONTHS ENDED MARCH 31, 2004, COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2003.

      The Company reported revenues of $36,772,902 for the nine months ended March 31, 2004, a decrease of 3.68% over the prior year's revenues for the same nine-month period. The sales decreased by $1,401,749. A higher commodity cost during this past season due to economic unrest, and the fear that war could disrupt the world's oil supply also impacted revenues. The Company did not have use of its facility in Newton, New Jersey, due to the explosion in March 2003, which affected its deliveries to Sussex and Warren Counties in New Jersey.

      Gross profit margin, as a percentage of revenues, for the nine months ended March 31, 2004, vs. 2003 decreased by 3.36% or $1,490,929. The decrease in margin was the result of the dramatically rising product costs during the months of October, November and December. Retail pricing was adjusted appropriately to cover most of the increases while continuing to maintain the company's competitive position in the marketplace.

      Selling, General, and Administrative expenses, as a percent of sales, increased by 2.77% from 10.94% in nine months ending March 31,2003 to 13.71% during the same period in 2004. There were increases in payroll, advertising, vehicle repair and maintenance, bank charges, interest expense, a write-off of uncollectable accounts and an increase in insurance costs due to the unsettled insurance market. Management will continue to monitor the fiscal budget against actual results on an ongoing basis and strengthen its efforts to reduce SG&A as a percentage of sales.

      Operating loss for the nine months ended March 31, 2004 was $(524,595) as compared to the Company's income of $1,870,412 for the nine months ended March 31, 2003. This operating loss for nine months was directly related to the increase in operating costs and lower gross profit.

      Net income for the nine months ended March 31, 2004 was $1,366,130 as compared to the same period for the previous year of $1,275,747. This net income in 2004 was the result of the sale of the propane operation of Able Propane, LLC, a subsidiary, at a gain of $2,668,490.

      OPERATIONAL EFFICIENCIES

      The Company is continuing to evaluate several alternatives to increase the utilization of existing personnel and equipment, to reduce expenses and increase profitability, within its current business configuration. Since the March 14th 2003 explosion at its Newton, New Jersey fuel distribution facility, the company is operating the business of its main subsidiary, Able Oil Co. out of its Rockaway, New Jersey site. This has caused an increase in operating costs due to increased travel distances for the service and delivery vehicles. The company is currently seeking approval, via appeal to Superior Court in Morris County, to rebuild at the Newton site (Sussex County). The Company is also looking at several additional locations within Sussex County as an alternative. These options are being weighed to reduce expense and increase efficiency.

      The Company believes that there is value to the products and services that it provides to its consumers in varying levels based upon the specific needs of the consumer and the products provided. Gross margins for the period October 2003 to March 2004 were temporarily lower due to a dramatic rise in the cost of distillates, and the company believes that its margin strategy is working and has been expanded to include equipment sales and services. During this current fiscal year, the Company began marketing discounted heating oil sales under the name of Able Oil Express. The full service heating oil deliveries including a full line of HVAC service continues to be operated under the trade name of Able Energy. This distinctive strategy was put into place to differentiate the Company's full service business from its sales of discounted heating oil as a further step in Able's margin management strategy.

      In October of 2003, the Company began billing for its in-home heating repairs utilizing a methodology known as "Flat Rate Pricing", an approach similar to that used in the automobile repair field. Flat Rate Pricing is being introduced in stages with the first phase having been introduced in October. This system gives the Company's sales and service personnel the ability to offer the customer an easy to understand, "package approach" to repairs and equipment installations with one or two line billings per invoice. This system will interface with the Company's automated dispatch communications program that was introduced last year. It is anticipated that this system will be fully implemented by the end of the current fiscal year.

      OPERATING SUBSIDIARY

      The Company's operating subsidiary, PriceEnergy with its modern order-processing platform is now in its third full year of operation. The revolutionary proprietary technology that is used to power the PriceEnergy platform is fully automated and allows for the removal of the inefficiencies associated with a traditional heating oil company in this industry. PriceEnergy has generated almost 4 million gallons in new business this year, which was delivered by its dealer network. In December 2002, PriceEnergy began sales of Home Heating Oil in two BJ's Wholesale Club stores in the Northeast. Since the introduction of home heating oil sales in the initial two stores, heating oil sales are now being offered in over 50 BJ's Wholesale Club stores and being delivered by a network of over 50 independent dealers in 8 states. The Company is enthused about the growth with its new "Channel Partner", BJ's and looks for further sales gains as the occasion to sell in other retail venues materialize.

      EXPLOSION AND FIRE

      On March 14, 2003, Able Energy experienced and explosion and fire at its Newton, New Jersey facility which resulted in the destruction of an office building on the site, as well as damage to 18 Company vehicles as well as some neighboring properties. Fortunately, due to the immediate response by employees at this location, a quick evacuation of all personnel occurred prior to the explosion, preventing any serious injuries.

      The results of the investigations done by the Company as well as local officials, OSHA, and the New Jersey Department of Community Affairs, indicted that the explosion was an accident that occurred as a result of a combination of human error, mechanical malfunction, as well as the failure to follow prescribed state standards and company policy for propane delivery truck loading. On April 3, 2003, Able Energy received a Notice of Violation from the New Jersey Department of Community Affairs. The dollar amount of the assessed penalty totaled $414,000. Later in April of 2003, Able Energy received a subsequent fine in the amount of $5,500. Able Energy contested the Notices of Violation and ultimately settled with the Department of Community Affairs via a "global settlement" which was arrived at earlier this year. The settlement resulted in the sale of the operating subsidiary, Able Propane, Co. LLC, and the reduction of the fines and penalties to the Department of Community Affairs down to $25,000.

      Able Energy worked closely and cooperated fully with the investigations conducted by all federal, state, and local officials since the accident. Strict and clear employee communications have taken place to reinforce compliance with all governmental regulations as well as all company policies regarding the safe and proper handling of all hazardous materials. Training will be ongoing and will upgrade employee training to the most modern and up-to-date levels as well as reinforce Able Energy's commitment to operate all aspects of the company in a professional, responsible, and safe manner.

      The Company is not currently conducting operations at its Newton, New Jersey facility while it appeals the Newton Board of Adjustment's decision to deny operations at this location. The company is also contesting the adoption of the zoning ordinance, which changed the zoning to a non-permitted use. In the meantime, company operations have continued throughout the aftermath of the incident using its main distribution facility in Rockaway, New Jersey. While these arrangements permit the company to continue to operate, greater efficiency and customer service will be achieved by a location in the Sussex County area, as the Company believes that its Newton facility is crucial to its future operations, especially during the winter heating season. The company is currently diligently working, through appeal to the Superior Court in Morris County, to obtain approval to resume its core heating oil operations at the Newton site.

      RECENTLY IMPLEMENTED TECHNOLOGICAL MEASURES

      The Company has established goals, which will be accomplished through the implementation of some modern technologies that are currently being installed into the Company's existing infrastructure.

      The Company began introducing additional customer service technology to its Rockaway Call and Administrative Center during the prior fiscal year. Management believes that by providing enhancements to existing telephony hardware and in-house equipment, the Company's call center environment will be provided with the ability to respond to changing call patterns, both higher and lower, without the expense of clerical overstaffing to meet unrealized needs. New software now provides customers with the option of placing an order via a voice activated technology. This new feature lets customers who simply wish to refill their fuel tank, the opportunity to quickly place an order 24 hours a day without the help of a live customer service representative. This unique technology was developed by a voice recognition company called Votara and integrated into the Able call center via a unique cost sharing agreement between both companies.

      The Company is continuing to fully implement an automated dispatch technology into the service sector of Able's HVAC business. This system provides management with the ability to communicate with all service and installation personnel instantaneously. This system will also perform billing functions at the customer's location as well as immediately documenting payment data. Management will be aware of the status of every on-duty worker and be able to obtain real time reporting for stand-by, en-route, and service work time. This system, when fully implemented, will enable the Company to maximize scheduling opportunities and eliminate service technician down time. Unfortunately, much of the automated dispatch hardware and system was destroyed at the time of the explosion and fire in the Newton location in March of 2003. This system is currently in the process of being restored and should be fully functional during the next fiscal year.

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

      LIQUIDITY AND CAPITAL RESOURCES

      For the nine months ended March 31, 2004, compared to the nine months ended March 31, 2003, the Company's cash position increased by $1,154,670 from $11,890 to $1,166,560. For the year ended June 30, 2003, cash was generated through loans, one from a private company of $750,000 and officer loan in excess of $300,000. In the quarter ending March 31, 2004, the Company sold the propane operation of a subsidiary, Able Propane, LLC, generating $3 million in cash, plus $1.4 million to be received in the future. The Company also paid debts and other costs of an excess of $2.4 million. The Company will continue to grow its primary operation by aggressively marketing the sale of #2 Heating Oil and diesel fuels as well as its HVAC services, while strengthening its infrastructures. The Company is also exploring other avenues of debt or equity financing.

      SEASONALITY

      The Company's operations are subject to seasonal fluctuations, with a majority of the Company's business occurring in the late fall and winter months. Approximately 70% of the Company's revenues are earned and received from October through March, most of such revenues are derived from the sale of home heating products, primarily home heating oil. However the seasonality of the Company's business is offset, in part, by an increase in revenues from the sale of HVAC products and services, diesel and gasoline fuels during the spring and summer months, due to the increased use of automobiles and construction apparatus.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

      As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            31.1 Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302

            31.2 Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

            32.1  Certification by Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350

            32.2  Certification by Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350

      (b)   Reports on Form 8-K

DATE OF REPORT   ITEM REPORTED ON

March 16, 2004   On March 1, 2004, Able Energy, Inc (the "Company"), Able
                 Propane Co., LLC ("Able Propane"), Chris Westad, Timothy
                 Harrington, Action Gas Propane Operations, LLC and Liberty
                 Propane, L.P. executed an Asset Purchase Agreement for the sale of all of the assets of Able Propane. The assets included various size tanks and delivery trucks ("Assets").
                 The aggregate purchase price for the Assets was $4,400,000, which includes a $500,000 promissory note and $900,000 in future payments in consideration for non-compete agreements.
                 The purchase price was determined by an arms length third party negotiation between the parties

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of May 2004.


                                        ABLE ENERGY, INC.

                                        /s/ Timothy Harrington
                                        ---------------------------------
                                        Timothy Harrington, Chief
                                        Executive Officer, Secretary, and
                                        Chairman


                                        /s/ Christopher P. Westad
                                        ---------------------------------
                                        Christopher P. Westad, President,
                                        Chief Financial Officer, and Director