Form 10-K
period 2004-06-30
ABLE ENERGY INC
filed 2004-09-28
CIK 1065728

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

        The Issuer's Revenues for the Most Recent Fiscal Year, June 30, 2004, was $44,700,229.

        The aggregate market of the voting stock held by non-affiliates of the registrant was approximately $2,002,500 as of the close of business on September 13, 2004.

        The number of shares of Common Stock, $.001 par value, issued and outstanding as of September 13, 2004 was 2,013,250.

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

In fiscal year 2004, sales of home heating oil accounted for approximately 55% of the Company's revenues. The remaining 45% of revenues were from sales of gasoline, diesel fuel, kerosene, propane, home heating equipment services, and related sales. The Company now serves approximately 29,000 home heating oil customers from four locations, of which one is located in Rockaway, New Jersey, one in Easton, Pennsylvania, one in New York and the final is in Florida.

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

In addition, approximately 9% of the Company's total sales are made to customers pursuant to an agreement which pre-establishes the maximum annual sales price of fuel oil and is paid by customers over a ten month period in equal monthly installments. Such prices are renegotiated in April of each year and the Company has historically purchased fuel oil for these customers in advance and at a fixed cost.

The Company delivers fuel with its own fleet of 28 custom fuel oil trucks and four owner-operator fuel oil delivery trucks. The Company's fuel trucks have fuel capacities ranging from 3,000 to 8,000 gallons. Each vehicle is assigned to a specific delivery route, and services between 4 and 40 customer locations per day depending on market density and customers' fuel requirements. The Company also operates 17 Company owned service vans and one owner-operated service vans, which are equipped with state of the art diagnostic equipment necessary to repair and/or install heating equipment. The number of customers each van serves mostly depends upon the number of service calls received on any given day.

ABLE OIL

Able Oil was established in 1989 and is the Company's largest subsidiary, accounting for approximately 80% of the Company's total revenues in fiscal 2004. Able Oil is headquartered in Rockaway, New Jersey, and serves just under 29,000 oil customer accounts throughout northern New Jersey, mostly in Morris, Sussex, Warren, Passaic and Essex counties, from its distribution locations in Rockaway, New Jersey and Easton, Pennsylvania. Of these accounts, approximately 83% are residential customers and 17% are commercial customers.

Generally, 31 of the Company's fuel oil trucks are reserved for use by Able Oil, of which 28 trucks operate from the Rockaway facility and 3 trucks operate from the Easton, Pennsylvania, facility. In addition, Able Oil utilizes the services of four owner-operated trucks. Each owner operator is under contract; they are responsible for all of the vehicle operating expenses including insurance coverage. All of the trucks have the Company's logo on them.

Able Oil's 28 fuel oil delivery trucks, and the four owner-operator trucks, acquire fuel inventory at the Company's facilities in Rockaway and Newton. Dispatch of fuel oil trucks is conducted at both the Rockaway. Billing is conducted from Able Energy's corporate headquarters in Rockaway.

The Rockaway and Newton (which is currently out of service) facilities have the capacity to store 1.5 million gallons and 200,000 gallons of fuel, respectively. During seasons where demand for heating oil is higher, or when wholesale oil prices are favorable, a slightly larger inventory is kept on hand. However, Management generally believes that short inventory life and high inventory turnover enables the Company to rapidly respond to changes in market prices. Thus, Management employs "just in time" inventory practices and rarely stores fuel to capacity levels. Additional fuel oil purchases are made daily on the spot market using electronic funds transfers. Able Oil carts its fuel purchases from wholesale purchase sites to the Rockaway and Newton facilities with two tractor-trailer tankers owned by the Company, and by two owner-operated tractor-trailer tankers that are used on an as needed basis. These two owner-operated tankers are under contract and bear the Able logo or name.

Able Oil's oil burner service operates out of the Rockaway and Newton facility. Able Oil dispatches a total of 16 service vans, one of which is subcontracted from an owner-operator.

ABLE MELBOURNE

Able Melbourne was established in July 1996, and is located in Cape Canaveral Florida. Presently, revenues from Able Melbourne account for approximately 4% of the Company's total revenues. Able Melbourne is engaged primarily in the sale of diesel fuel for commercial fleet fueling and other on-road vehicles, and dyed diesel fuel, which is used for off-road vehicles and purposes, including commercial and recreational fishing vessels, heating oil, and generator fuel. Additionally, a small portion of Able Melbourne's revenues is generated from the sale of home heating oil, lubricants and lubricant products. Able Melbourne serves approximately 400 customer accounts in Brevard County, Florida, primarily in the Cape Canaveral Area.

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

RETAIL PROPANE DISTRIBUTION

The Company is engaged in the retail distribution of propane gas and propane equipment, and provides services related thereto through its subsidiaries Able Energy New York, Inc. ("Able Energy") and Able Propane Co., LLC, which was established 1996 and was sold in March of 2004 to Liberty Propane of Overland Park, Kansas.

Propane can be used for virtually all household and business utility applications. Although burned as a gas, propane is transported as a liquid and stored in tanks that vaporize the liquid for use. Able Energy provides its propane customers with such tanks at no charge, and by doing so, remains such customer's exclusive supplier of propane. Able Energy employs a delivery system similar to the Company's retail oil distribution business, whereby customers receive propane deliveries pursuant to an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled by computer, based on each customer's historical consumption patterns and prevailing weather conditions.

Able Energy conducts its propane operations from its new storage facility in Warrensburg, New York. Able Energy has 60,000 gallons of propane storage capacity at its Warrensburg, New York facility which was completed in March 2004. The delivery trucks have the capacity to deliver 3,000 gallons of propane, and can service approximately 30 customers per day. Able Energy purchases wholesale propane on the spot market at local facilities.

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

PriceEnergy currently has a network of approximately 70 dealers in 10 states in the Northeast from Maine to Virginia. Products and services are ordered over the Internet and forwarded to the local dealer to schedule delivery. PriceEnergy receives payment and retains a four-cent per gallon override on all oil ordered through the system.

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

                               CUSTOMER STABILITY

The Company has a relatively stable customer base due to the tendency of homeowners to remain with their traditional distributors. In addition, a majority of the homebuyers tend to remain with the previous owner's distributor. As a result, the Company's customer base each year includes most customers retained from the prior year, or homebuyers who have purchased from such customers. Like many other companies in the industry, the Company delivers fuel oil and propane to each of its customers an average of approximately six times during the year, depending upon weather conditions and historical consumption patterns. Most of the Company's customers receive their deliveries pursuant to an automatic delivery system, without the customer having to make an affirmative purchase decision each time home heating oil or propane is needed. In addition, the Company provides home heating equipment repair service on a seven-days-a-week basis.

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

SEASONALITY

The Company's business is directly related to the heating needs of its customers. Accordingly, the weather can have a material effect on the Company's sales in any particular year. Generally, however, the temperatures in the past thirty years have been relatively stable, and as a result, have not had a significant impact on the Company's performance, except on a short-term basis. In the years 1997 and 2001, "El Nino" caused two of the warmest winters on record, which impacted home heating oil sales during the 1997-1998 and 2001-2002 winter seasons. The winter of 2003-2004 recorded temperatures for the season which were normal for New Jersey.

Approximately 65% of the Company's revenues are earned and received from October through March, and the overwhelming majority of such revenues are derived from the sale of home heating oil. During the spring and summer months, revenues from the sale of diesel and gasoline fuels increase due to the increased use of automobiles and construction apparatus.

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

WHOLESALE SUPPLIERS

The Company has three supply contracts for the purchase of Number 2 Heating Oil, representing 10% of the Company's annual heating fuel purchases. The Company purchases its remaining fuel supplies on the spot market. The Company satisfies its inventory requirements with seven different suppliers, the majority of which have significant domestic fuel sources, and many of which have been suppliers to the Company for over 5 years. The Company's current suppliers are Ameranda Hess Corporation, Motiva Enterprises, Petron Oil Corporation, Star Enterprises, Sprague Energy, Petrocom Energy Group Ltd., and Sun Co., Inc. (R&M). The Company monitors the market each day and determines when to purchase its oil inventory and from whom.

Three of these suppliers provided Able Oil with approximately 60% of its heating oil requirements for the year ended June 30, 2004.

Coastal Refining & Marketing, Inc., provided Able Melbourne with approximately 99% of its diesel fuel product requirements for the year ended June 30, 2004. Two major suppliers provided Able Melbourne with approximately 67% and 33%, respectively, of its lubricant and related product requirements for the year ended June 30, 2004.

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

PRODUCT LINES

In fiscal year 2004, sales of home heating oil accounted for approximately 55% of the Company's revenues. The remaining 45% of revenues were from sales of gasoline, diesel fuel, kerosene, propane, equipment sales and service, and related sales. The Company also installs heating equipment and repairs such equipment on a 24 hours-a-day, seven days-a-week basis, generally within four hours of request.

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

EMPLOYEES

As of June 30, 2004, the Company employed approximately 87 individuals. From October through March, the Company's peak season, the Company employs approximately 100 persons. From April through September, the Company employs approximately 75 persons. Currently, there are no organized labor unions representing any of the employees of Company or any of its related companies.

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

Able Melbourne leases a 3,000 square foot concrete and aluminum facility that serves as a storage facility, a service facility and administrative offices, located at 79 Dover Avenue, Merritt Island, Florida and is governed by an oral, month-to-month lease with annual rent of $5,000. The Company does not store fuel oil at this location with the exception of that which is kept in the delivery trucks. This facility is conveniently located within three miles of its wholesale supplier. The Company is responsible for maintaining the facilities in compliance with all environmental rules and laws.

ITEM 3. LEGAL PROCEEDINGS

In accordance with the purchase of the property on Route 46, Rockaway, New Jersey by Able Energy Terminal, LLC, the Company intends to pursue recovery of all costs and damages related to a lawsuit by the seller against a former tenant of the property, based on environmental cleanup costs on the property. Purchaser will assume all responsibility and direction for the lawsuit, subject to the sharing of half of any recoveries from the lawsuit with the seller. The seller by reduction of its mortgage will pay costs related to the above up to $250,000. In December of 2000, the Company reached an agreement with the former tenants whereby the former tenants agreed to pay Able

Energy, Inc. the sum of $397,500 in order to pay for the environmental cleanup costs on the Company's Route 46 property.

The Sussex County, New Jersey, Prosecutor's Office is conducting and investigation as a result of the March 14, 2003 explosion and fire. No determination has been made with respect to its investigation.

A lawsuit (known as Hicks vs. Able Energy, Inc.) has been filed against the Company by property owners who allegedly suffered property damages as a result of the March 14, 2003 explosion and fire. The Company's insurance carrier is defending as related to compensatory damages. Legal counsel is defending on the punitive damage claim. A hearing was held on March 11, 2004 on an application on certain matters by the Plaintiffs, which were denied. The Court presently has before it a motion by Plaintiffs for Class Action Certification. Per legal counsel, whether this matter is certified a Class Action will greatly influence the Company's potential exposure. Legal counsel is guardedly optimistic that Class Action will be denied.

After the March 14, 2003, fire and explosion, the town of Newton changed its zoning requirements and made fuel oil and propane distribution prohibited uses. The Company is appealing a denial of a request for building permits to reconstruct damaged and destroyed buildings and sought a Non-Conforming Use Certificate to permit the fuel oil distribution use only. On August 20, 2004, the Superior Court of New Jersey ruled that the Company may continue to use the site as a non-conforming use, but stayed its decision subject to Newton's appellate rights.

As a result of the March 14, 2003 explosion and fire, various claims for property damage have been submitted to the Company's insurance carrier. These claims are presently being handled and, in many cases, settled by the insurance carrier's adjuster. There were approximately 200 claims being handled and adjusted with reserves for losses established as deemed appropriate by the insurance carrier. The majority of these claims have been settled.

In addition, the following lawsuits were also filed against the Company by property owners who allegedly suffered property damage as a result of the March 14, 2003 explosion and fire: (A) Merriam Gateway v. Able Energy, Inc. which was filed on November 17, 2003 in the Superior Court of New Jersey Law Division, County of Sussex in which the plaintiff seeks unspecified compensatory and punitive damages; (B) Courtright v. Able Energy, Inc. which was filed on April 6, 2003 in the Superior Court of New Jersey Law Division, County of Sussex in which the plaintiff seeks unspecified compensatory and punitive damages; and (C) Scholz v. Able Energy, Inc. which was filed on June 23, 2004 in the Superior Court of New Jersey Law Division, County of Sussex in which the plaintiff seeks unspecified compensatory and punitive damages.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote and ratified at our annual meeting held in Rockaway, New Jersey on June 30, 2004.

(1) Elected a board of five directors to hold office until the 2005 Annual Meeting of Shareholders and until their successors are elected and qualified;


                                           FOR        AGAINST        ABSTAIN

       Timothy Harrington              1,039,402         0            14,900
       Christopher P. Westad           1,039,402         0            14,900
       James Pucaro                    1,040,002         0            14,300
       Patrick O'Neill                 1,040,002         0            14,300
       Edward C. Miller, Jr.           1,040,002         0            14,300


(2) Ratified the selection of Simontacchi & Company, LLP as our auditors for the fiscal year ending June 30, 2005.

                                           FOR        AGAINST        ABSTAIN
                                       1,040,002         0            14,300

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR SECURITIES

The Company's Common Stock commenced trading on the Nasdaq SmallCap Market under the symbol "ABLE" on June 29, 1999. The following table sets forth the high and low sale price of the Common Stock on a quarterly basis, as reported by Nasdaq:


                QUARTER ENDED               HIGH PRICE ($)    LOW PRICE ($)
                -----------------------------------------------------------

                June 30, 2000               6                 4 1/4
                September 30, 2000          5 1/4             3
                December 31, 2000           4                 1 5/8
                March 31, 2001              3 9/16            2
                June 30, 2001               6.75              2.35
                September 30, 2001          5.89              3.70
                December 31, 2001           4.58              3.55
                March 31, 2002              4.72              3.34
                June 30, 2002               4.55              3.30
                September 2002              4.50              3.40
                December 2002               4.82              2.81
                March 2003                  4.80              2.80
                June 2003                   4.15              2.41
                March 31, 2004              2.65              2.50
                June 30, 2004               2.65              2.28


At June 30, 2004, there were approximately 700 holders of record of the Company's Common Stock. The Company has not paid dividends on its shares of Common Stock outstanding in the past. There are no restrictions that limit the ability of the Company to pay dividends or are likely to do so in the future.

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


                                   FOR THE YEAR ENDED JUNE 30,


                                                2004           2003            2002
                                                ----           ----            ----
RESULTS OF OPERATION DATA -
   CONTINUING OPERATIONS

Sales                                       $42,882,327     $43,409,488     $24,851,039
Gross Profit                                  5,614,858       6,504,093       4,273,819
Operating Income (Loss)                      (1,971,745)        328,463     (1,852,533)
Net Income (Loss)                            (2,700,102)         53,322     (1,947,539)
Net Income (Loss) Per Share                       (1.34)            .03           (.97)
Depreciation and Amortization                 1,152,906       1,070,046       1,027,144
Interest Expense                                576,578         435,992         281,994
Weighted Average Number of
Shares Outstanding                            2,013,250       2,012,702       2,001,332

BALANCE SHEET DATA

Cash                                         $1,309,848     $   400,033     $   258,560
Current Assets                                5,577,508       5,504,366       3,086,136
Current Liabilities                           5,320,953       5,508,829       5,559,680
Total Assets                                 12,443,695      12,612,582      10,477,891
Long-Term Liabilities                         3,724,691       3,616,461       1,657,071
Total Stockholders' Equity                    3,398,051       3,487,292       3,261,140


Note:   The results of operation data for the years ended June 30, 2003 and June
30, 2002 have been adjusted to reflect the discontinued operations of Able Propane, LLC (see financial statement Note 23).

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

                              RESULTS OF OPERATIONS

       Year ended June 30, 2004; Compared to the Year ended June 30, 2003.

The Company reported revenues of $42,882,327 for the year ended June 30, 2004, which was a small decrease of $527,161 from the prior year's revenues of $43,409,488 for the same period. This decrease can be attributed primarily to somewhat lower gallons sales during the period as a result of a decline in heating degree days from last season and the initial impact of marketing changes in the way the company sells to its discount customers. The Company did not have the use of its facility in Newton, New Jersey, due to the explosion in March 2003, which negatively affected service levels to some of the customers in the Sussex County, New Jersey delivery area.

Gross profit margin, as a percentage of revenues, for the year ended June 30, 2004, decreased by 1.89% from $6,504,093 to $5,614,858. The decrease in margin was the result of the dramatically rising product costs during the months of October, November and December. Retail pricing was adjusted appropriately to cover most of the increases while continuing to maintain the company's competitive position in the marketplace.

Selling, General, and Administrative expenses, as a percent of sales, increased by 3.24% from 11.76% in year ending June 30, 2003 to 15.00% during the same period in 2004. The Company attributes this increase to higher insurance rates due to an unsettled insurance market; payroll costs, advertising, outside consulting and legal fees. Management will continue to monitor its expenditures against a new comprehensive fiscal budget prepared in June of 2004, against actual results on a continuing basis in an effort to reduce SG&A as a percentage of sales.

Operating loss for the year ended June 30, 2004 was $(1,971,745) as compared to the Company's income of $328,463 for the year ended June 30, 2003. This operating loss for the year was directly related to the volatile market pricing and increased costs related to the explosion and fire in Newton, New Jersey on March 14, 2003, and increased operating costs (such as insurance) in the current economic environment.

Net loss for the year ended June 30, 2004 was $(2,700,102) as compared to the same period for the previous year's income of $53,322. This loss was directly related to an increase in operating costs, warmer temperature for the season, and a lower gross margin.

Volume in gallons is the true gauge by which increases or decreases can be measured on a year-to-year basis as the volatility in the cost of the commodity can present an inexact picture of real growth. Gallons for the period ending June 30th, 2004 vs. period ending June 30th 2003 were down by 15.9%. This is primarily the result of lower heating degree-days in the 2003/04 season vs. the 2002/03 season. Heating degree-days are the industry measurement used to relate each day's temperatures during the heating season to the demand for fuel used for heat. While heating degree-days for the period ending June 2004 were in the normal range, as compared to the prior year, which was much colder than normal, the variance was minus 15.9%. Other reasons for the year-to-year gallons decline were the fact that the March 2003 explosion, which affected our Newton fuel depot, has left this facility still in an "out of service" condition. We are currently working diligently to get this location back in service, at least on a limited basis, before the end of the current fiscal year. The ability to use this location will greatly improve our service level to the Sussex County delivery area. We are also enhancing our communications to our `will call' customers by offering Able Oil Express. We believe that by focusing our efforts on each specific segment of customer, we can build overall sales.

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

Gross profit margin, as a percentage of revenues, for the year ended June 30, 2003, decreased by 2.69%, but gross profit in dollars increased $2,470,952 above the prior year's results. Gross profit margin as a percentage of revenues was lower due to the increased cost of the main commodities during this past heating season. Typically, margin dollars per gallon remain relatively constant in a given marketing area regardless of the changes in commodity pricing. The overall increase in gross profit reflects the Company's margin managment policy along with the increase in gross sales revenue. This margin program is designed to promote product pricing that is in line with the specific type and extent of service that is provided.

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

Operating income for the year ended June 30, 2003 was $927,627, as compared to the Company's operting loss of ($1,426,268) for the year ended June 30, 2002. This operating profit for the year was directly related to the increase in sales and lower percentage of operating costs in comparison to sales.

Net income for the year ended June 30, 2003 was $202,152 as compared to the same period for the previous year loss of ($1,522,255), a year over year increase of $1,724,407. The overall performance in net income was primarily affected by the dramatic increase in sales during the year. Primarily, the Able Oil subsidiary experienced the greatest increase in year-to-year net profit of $1,378,655 this year compared to prior year. This net income while being a significant improvement over the prior year was severely effected by the explosion and fire on March 14, 2003, and regulatory penalties of $435,000, discussed on a subsequent page.

                            OPERATIONAL EFFICIENCIES

The Company believes that it will continue to increase the utilization of existing personnel and equipment, thus continuing to reduce expenses as a percent of sales, and increasing profitability, within its current business configuration. The redefining of the Company's organizational chart and associated position descriptions (by assigning duties to best suit the organizations growth) will further enhance this increased utilization. Moreover, the Company is in the process of implementing a new Versyss operating system to further streamline operations and information processing.

The Company understands the importance of controlling expenses at every level and as such, has enlisted the support of an outside consultant to assist in the integration of a new comprehensive operating budget that will interface with the new Versyss operating system. The Company believes that these changes will enable management to be in an improved position of being able to quickly respond to changing trends in sales and expenses. The combination of the new operating system and the detailed budget program and reporting will provide all levels of management with real time results not previously available.

The Company's margin strategy will be strengthened as it plans to continue to use the PriceEnergy subsidiary to handle highly discounted non-service related home heating oil sales previously sold through the Able Oil subsidiary. This change will permit Able Oil Co. to grow its automatic delivery customer base using its moniker of "Full Service at Discount Prices", while the PriceEnergy entity will cater to those customers looking for the lowest possible retail price either "on-line" or over the phone. The Company believes that this further segmentation of its customer base will be successful in increasing overall profitability while enhancing customer appeal. The Company has identified several discreet customer segments that prefer varying levels of service from the Company. By better aligning the Company's product offerings to match the desires of these customer segments, the Company believes that it will be able to capture a larger market share.

The Company has implemented a service billing methodology known as "Flat Rate Pricing", an approach similar to that used in the automobile repair industry. This system provides the Company's sales and service personnel a "package approach" to selling service, and provides the customer with an easy to understand invoice. This policy is consistent with the Company's customer segmentation strategy, permitting different retail prices for different customer segments, based upon their choice of service level desired. This system will interface with the Company's automated dispatch communications program that was introduced last year. Flat rate pricing has now been fully rolled out and has proven so far to be successful in streamlining the service billing process.

                 WARRENSBURG, NEW YORK OPERATIONAL ENHANCEMENTS

The Company is in the process of making operational changes to its Warrensburg, New York business, which will permit the consolidation of all daily operations on to one modern facility located in the newly developed Warrensburg Industrial Park. The Company's current operations on its Lake George property have been moved to the new site and the Lake George location has a firm sales contract in place. Once the sale has been completed, the proceeds will provide funding for the new operations at the industrial park. When completed, the new fuel depot and sales office will house the local sales and administrative support personnel as well as operations and fuel storage for #2 heating oil, kerosene, propane gas, and diesel fuel. When a new modular office and tank farm is completed on the new property, the Company will terminate its leased office space and fuel operations on Horicon Avenue and have all operations combined in the new location with the ability to grow the business more effectively as well as handle a greater volume of all products.

                  RECENTLY IMPLEMENTED TECHNOLOGICAL PROCEDURES

The Company has established goals, which will be accomplished through the implementation of some modern technologies that are currently being installed into the Company's existing infrastructure.

The Company has introduced additional customer service technology to its Rockaway call and administrative center during the past year. Able Energy management believes that the improvements to its existing telephone hardware and in-house management, the Company's call center environment will be provided with the ability to respond to changing call patterns, both higher and lower, without the expense of clerical over-staffing to meet unrealized needs. New software now provides customers with the option of placing an order via a voice activated technology. This enables customers who simply wish to refill their fuel tank, the opportunity to quickly place an order 24 hours a day without the help of a live customer service representative.

The Company is now beginning full implementation of the recently announced automated dispatch technology, which provides management with the ability to communicate with service technicians instantaneously. This system also is now performing billing functions at the customer's location as well as documenting payment data instantaneously. Additionally, management will soon be aware of the status of every on-duty worker and be able to obtain real time reporting for stand-by, en route, and service work time. This system enables the Company to maximize scheduling opportunities and eliminates service technician down time.

                              OPERATING SUBSIDIARY

The company's operating subsidiary, PriceEnergy with it modern order-processing platform is now in full operation. This revolutionary proprietary technology is fully automated and allows for the removal of the inefficiencies associated with traditional heating oil companies within this industry. PriceEnergy has generated over 4.4 million gallons in new business this year, which were delivered by PriceEnergy's dealer network. In December of 2002, PriceEnergy began sales of Home Heating Oil in the initial BJ's Wholesale Club. Gallons sold through this new venue have been increasing with each week. The Company is excited about this new sales opportunity with its new "Channel Partner", BJ's. The Company believes that this is the first of many prime retail opportunities to utilize the PriceEnergy operating platform to open new markets for the sales of heating oil and diesel fuel.

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

The results of the company's investigation indicate that the explosion was an accident that occurred as a result of a combination of human error, mechanical malfunction, as well as the failure to follow prescribed state standards for propane delivery truck loading. On April 3, 2003, Able Energy received a Notice of Violation from the New Jersey Department of Community Affairs. The dollar amount of the assessed penalty totaled $414,000. Able Energy has contested the Notice of Violation as well as the assessed penalties with the State of New Jersey.

The Company is currently not processing deliveries from the Newton, New Jersey facility as the Newton Board of Adjustment originally denied the Company's application to repair and rebuild the facility on the grounds that the zoning laws covering the Newton, New Jersey property had been changed following the accident. The Company appealed the Board's decision in August of 2004, was granted immediate permission to make some building repairs and restore power to the underground cathodic protection system. The Company is currently effectuating these repairs and will continue to move the legal process forward in order to regain use of the facility.

                         LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2004, compared to the year ended June 30, 2003, the Company's cash position increased by $909,815 from $400,033 to $1,309,848. For the year ended June 30, 2003, cash was generated from the Company entering into agreements and receiving loans of $750,000 and $335,000 from private companies and a loan in excess of $300,000 from the C.E.O. In the year ended June 30 2004, The Company closed a credit facility on September 22, 2003, with UPS Business Capital Credit and obtained a term loan of $4.3 million to consolidate a large portion of its existing debt and has also obtained a working capital line of credit of $700,000. This new debt restructuring will in future years save in excess of $200,000 per year in interest payments and eliminate previous administrative efforts in the managing of over two-dozen individual leases and loans. The Company also sold the operating assets of a subsidiary, which yielded cash of $1,255,000 and reduced debt in excess of $1.4 million. The Company also had increased collections of customer advance payments. The new facility will assist the Company to continue to grow while strengthening its infrastructure.

                                   SEASONALITY

The Company's operations are subject to seasonal fluctuations, with a majority of the Company's business occurring in the late fall and winter months. Approximately 70% of the Company's revenues are earned and received from October through March; most of such revenues are derived from the sale of home heating products, primarily #2 home heating fuel oil. However, the seasonality of the Company's business is offset, in part, by an increase in revenues from the sale of HVAC products and services, diesel and gasoline fuels during the spring and summer months due to the increased use of automobiles and construction apparatus.

From May through September, Able Oil can experience considerable reduction of retail heating oil sales. Similarly, Able Energy's New York propane operations can experience up to an 80% decrease in heating related propane sales during the months of April to September, this is offset somewhat by increased sales of propane gas used for pool heating, heating of domestic hot water in homes and fuel for outdoor cooking equipment.

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

                                ABLE ENERGY, INC.

                             JUNE 30, 2004 AND 2003

                                 C O N T E N T S
                                 ---------------

                                                                            PAGE
                                                                            ----

CONSOLIDATED FINANCIAL STATEMENTS:

     ACCOUNTANTS' REPORT ....................................................F-2

     CONSOLIDATED BALANCE SHEET .......................................F-3 - F-4

     CONSOLIDATED STATEMENT OF OPERATIONS ...................................F-5

     CONSOLIDATED STATEMENT OF CHANGES
        IN STOCKHOLDERS' EQUITY .............................................F-6

     CONSOLIDATED STATEMENT OF CASH FLOWS .............................F-7 - F-8

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ......................F-9 - F-34

To The Board of Directors
Able Energy, Inc.
Rockaway, New Jersey 07866


                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheets of Able Energy, Inc. and subsidiaries as of June 30, 2004 and 2003 and the related consolidated statements of operations, Stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversite Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Able Energy, Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.


Simontacchi & Company, LLP
Rockaway, New Jersey
September 13, 2004

                                   ABLE ENERGY, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEET

                                                                                       JUNE 30,
                                                                                       --------
                                                                                 2004            2003
                                                                                 ----            ----
                                                   ASSETS
CURRENT ASSETS:
    Cash                                                                      $ 1,309,848   $   400,033
    Accounts Receivable (Less Allowance for Doubtful
       Accounts of  $192,222 (2004) and $279,913 (2003)                         2,436,554     2,661,808
    Inventory                                                                     559,325       789,422
    Notes Receivable - Current Portion                                             51,851        57,577
    Other Receivable - Non-Compete - Current Portion                              225,000             -
    Miscellaneous Receivables                                                     127,422        70,503
    Prepaid Expenses                                                              310,142       395,982
    Insurance Claim Receivable                                                          -       349,526
    Deferred Costs - Insurance Claims                                             424,547       703,675
    Prepaid Expense - Income Taxes                                                  2,063         2,063
    Deferred Income Tax                                                            54,923        73,777
    Due From Officer                                                               75,833       -
                                                                              -----------   -----------
        TOTAL CURRENT ASSETS                                                    5,577,508     5,504,366
                                                                              -----------   -----------

PROPERTY AND EQUIPMENT:
    Land                                                                          479,346       451,925
    Buildings                                                                   1,000,268       946,046
    Trucks                                                                      3,217,443     3,125,453
    Fuel Tanks                                                                    674,765     1,455,501
    Machinery and Equipment                                                       911,177       769,817
    Leasehold Improvements                                                        607,484       597,759
    Cylinders                                                                     183,773       755,496
    Office Furniture and Equipment                                                200,640       200,640
    Website Development Costs                                                   2,330,794     2,274,575
                                                                              -----------   -----------
                                                                                9,605,690    10,577,212
    Less: Accumulated Depreciation and Amortization                             4,819,707     4,331,055
                                                                              -----------   -----------
        NET PROPERTY AND EQUIPMENT                                              4,785,983     6,246,157
                                                                              -----------   -----------

OTHER ASSETS:
    Deferred Income Taxes                                                          45,091        45,091
    Deposits                                                                      137,015       165,541
    Other Receivable - Non-Compete - Less Current Portion                         675,000             -
    Notes Receivable - Less Current Portion                                       675,295       177,793
    Customer List, Less Accumulated Amortization of  ($188,122)
        2004 and 2003                                                             422,728       422,728
    Covenant Not to Compete, Less Accumulated Amortization of
        $96,667 (2004) and $76,667 (2003)                                           3,333
    Development Costs - Franchising                                                18,382        23,333
    Deferred Closing Costs - Financing                                            103,360        27,573
                                                                              -----------   -----------

        TOTAL OTHER ASSETS                                                      2,080,204       862,059
                                                                              -----------   -----------

        TOTAL ASSETS                                                          $12,443,695   $12,612,582
                                                                              ===========   ===========

                               SEE ACCOMPANYING NOTES AND AUDITORS' REPORT




                                   ABLE ENERGY, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEET (CONT'D)


                                   LIABILITIES & STOCKHOLDERS' EQUITY

                                                                                       JUNE 30,
                                                                                       --------
                                                                                  2004           2003
                                                                                  ----           ----
CURRENT LIABILITIES:
    Accounts Payable                                                          $ 1,703,005   $ 1,420,911
    Note Payable - Bank                                                           699,236             -
    Note Payable - Other                                                                -       335,000
    Current Portion of Long-Term Debt                                             371,838     1,238,982
    Accrued Expenses                                                              318,154       735,370
    Accrued Taxes                                                                  31,582        98,612
    Deferred Income                                                                 2,333             -
    Customer Pre-Purchase Payments                                              1,495,906       936,680
    Customer Credit Balances                                                      698,899       416,644
    Escrow Deposits                                                                     -         5,000
    Note Payable - Officer                                                              -       321,630
                                                                              -----------   -----------
        TOTAL CURRENT LIABILITIES                                               5,320,953     5,508,829

Deferred Income                                                                    79,679        79,679
Deferred Income Taxes                                                              91,176        70,310
Short Term Debt Refinanced                                                              -     3,170,000
Long Term Debt: less current portion                                            3,553,836       296,472
                                                                              -----------   -----------
        TOTAL LIABILITIES                                                       9,045,644     9,125,290
                                                                              -----------   -----------

STOCKHOLDERS' EQUITY:
    Preferred Stock
    Authorized 10,000,000 Shares Par Value $.001 per share
    Issued - None
    Common Stock
    Authorized 10,000,000 Par Value $.001 per share Issued
       and Outstanding Shares 2,013,250 (2004) and
       2,013,250 (2003)
    Paid in Surplus
    Retained Earnings (Deficit)                                                     2,014         2,014
        TOTAL STOCKHOLDERS' EQUITY                                              5,711,224     5,711,224
                                                                               (2,315,187)   (2,225,946)
                                                                              -----------   -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              3,398,051     3,487,292
                                                                              -----------   -----------

                                                                              $12,443,695   $12,612,582
                                                                              ===========   ===========

                               SEE ACCOMPANYING NOTES AND AUDITORS' REPORT

                                           ABLE ENERGY, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF INCOME

                                                                                        JUNE 30

                                                                       2004              2003               2002
                                                                  ----------------------------------------------------
Net Sales                                                           $42,882,327        $43,409,488       $24,851,039

Cost of Sales                                                        37,267,469         36,905,395        20,577,220
                                                                    -----------        -----------       -----------

     Gross Profit                                                     5,614,858          6,504,093         4,273,819
                                                                    -----------        -----------       -----------

Expenses
     Selling, General and Administrative Expenses                     6,433,697          5,105,584         5,099,208
     Depreciation and Amortization Expense                            1,152,906          1,070,046         1,027,144
                                                                    -----------        -----------       -----------
        Total Expenses                                                7,586,603          6,175,630         6,126,352
                                                                    -----------        -----------       -----------

    Income (Loss) From Operations                                    (1,971,745)           328,463        (1,852,533)
                                                                    -----------        -----------       -----------

Other Income (Expenses):
     Interest and Other Income                                          149,803            112,543           199,351
     Interest Expense                                                  (576,578)          (435,992)         (281,994)
     Directors' Fees                                                          -            (24,000)          (20,400)
     Gain on Insurance Recovery (Note 24)                                     -            215,140                 -
     Other Income (Expense) (Note 22)                                         -                  -                 -
     Legal Fees Relating to Other Expense                              (261,862)           (90,050)                -
                                                                    -----------        -----------       -----------
         Total Other Income (Expense)                                  (688,637)          (222,359)         (103,043)
                                                                    -----------        -----------       -----------

     Income (Loss) from Continuing Operations
         Before Provision for Income Taxes (Credit)                  (2,660,382)           106,104        (1,955,576)

Provision for Income Taxes (Credit)                                      39,720             52,782            (8,037)
                                                                    -----------        -----------       -----------

     Net Income (Loss) From Continuing Operations                    (2,700,102)            53,322        (1,947,539)
                                                                    -----------        -----------       -----------
Discontinued Operations:
     Income (Loss) from Discontinued Operations                         (57,630)           148,830           425,284
     Gain on Sale of Subsidiary Operating Assets                      2,668,490                  -                 -
                                                                    -----------        -----------       -----------

     Income (Loss) from Discontinued Operations                       2,610,860            148,830           425,284
                                                                    -----------        -----------       -----------

     Net Income (Loss)                                              $   (89,242)       $   202,152       $(1,522,255)
                                                                    ===========        ===========       ===========
Basic Earnings (Loss) per Common Share
     Income (Loss) from Continuing Operations                       $     (1.34)       $       .03       $      (.97)
                                                                    ===========        ===========       ===========
     Income (Loss) from Discontinued Operations                     $      1.30        $       .07       $       .21
                                                                    ===========        ===========       ===========

Diluted Earnings (Loss) per Common Share
     Income (Loss) from Continuing Operations                       $     (1.34)       $       .03       $      (.97)
                                                                    ===========        ===========       ===========
     Income (Loss) from Discontinued Operations                     $      1.30        $       .07       $       .21
                                                                    ===========        ===========       ===========

Weighted Average number of Common Shares Outstanding                  2,013,250          2,051,700         2,001,332
                                                                    ===========        ===========       ===========

Weighted Average number of Common Shares Outstanding
     Assuming Dilution                                                2,013,250          2,012,708         2,001,332
                                                                    ===========        ===========       ===========


                                     SEE ACCOMPANYING NOTES AND AUDITORS' REPORT

                                                  ABLE ENERGY, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                               YEARS ENDED JUNE 30, 2004, 2003 AND 2002

Common Stock .001 PAR VALUE

                                                                            ADDITIONAL                         TOTAL
                                                                             PAID-IN          RETAINED      STOCKHOLDERS
                                              SHARES         AMOUNT          SURPLUS          EARNINGS         EQUITY
                                              ------         ------          -------          --------         ------
Balance - June 30, 2001                     2,000,000      $    2,000       $5,662,775       $(905,843)       $4,758,932

Sale of Common Stock                            1,250               2            4,061                             4,063

Issuance of Common Stock for Payment of
Directors' Fees                                 6,000               6           20,394                            20,400

Net Loss                                                                                    (1,522,255)       (1,522,255)
                                                                                            ----------        ----------

Balance - June 30, 2002                     2,007,250      $    2,008       $5,687,230      (2,428,098)       $3,261,140
Issuance of Common Stock for Payment of
Directors' Fees                                 6,000               6           23,994                            24,000

Net Income                                                                                     202,152           202,152
----------                                                                                     -------           -------

Balance - June 30, 2003                     2,013,250           2,014       $5,711,224      (2,225,946)       $3,487,292

Net Loss                                                                                       (89,241)          (89,241)

Balance - June 30, 2004                     2,013,250           2,014       $5,711,224      (2,315,187)       $3,398,051
                                            =========           =====       ==========      ==========        ==========

                                            SEE ACCOMPANYING NOTES AND AUDITORS' REPORT

                                        ABLE ENERGY, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  YEARS ENDED JUNE 30,

                                                                        2004            2003             2002

CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net Income (Loss)                                                  $   (89,242)     $  202,152    $  (1,522,255)
(Loss) Income from Discontinued Operations                             (57,630)        148,830          425,284
Gain on Sale of Subsidiary                                          (2,668,490
Gain on Sale of Subsidiary - Non-Cash                                1,400,000               -                -
------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) - CONTINUING OPERATIONS                               (2,700,102)     $   53,322    $  (1,947,539)
 Adjustments to Reconcile Net Income to Net Cash
  used by Operating Activities:
    Depreciation and Amortization                                    1,152,906       1,070,046        1,027,144
    Gain on Disposal of Equipment                                            -        (215,272)            (331)
    Directors' Fees                                                          -          24,000
    (Increase) Decrease in:
       Accounts Receivable                                             225,254        (728,282)        (113,670)
       Inventory                                                       230,097        (383,998)         (38,098)
       Prepaid Expenses                                                 85,840        (167,143)        (117,275)
       Prepaid Income Taxes                                                  -             670           81,171
       Deposits                                                         28,526         (87,000)          30,713
       Deferred Income Tax - Asset                                      18,854          (8,074)          (6,973)
       Insurance Claim Receivable                                      349,526               -                -
       Deferred Costs - Insurance Claims                               279,128        (614,816)
     Increase (Decrease) in:
       Accounts Payable                                                282,094         261,570         (496,146)
       Accrued Expenses                                               (484,246)         19,355         (151,103)
       Customer Advance Payments                                       559,226          56,569         (444,138)
       Customer Credit Balance                                         282,255        (131,692)         324,616
       Deferred Income Taxes                                            20,866          15,598           (1,064)
       Escrow Deposits                                                  (5,000)        (23,472)          23,472
       Deferred Income                                                   2,333               -                -
       NET CASH (USED) PROVIDED BY OPERATING                           327,557        (858,619)      (1,829,221)

ACTIVITIES CONTINUING OPERATIONS
CASH FLOW FROM INVESTING ACTIVITIES
 Purchase of Property and Equipment                                 (1,216,540)     (1,102,589)        (941,489)
 Web Site Development Costs                                            (56,219)        (74,064)          63,630
 Increase in Deposits                                                        -          (7,971)               -
 Disposition of Equipment                                               73,860         118,258              591
 Payment on Notes Receivable - Sale of Equipment                         8,224          13,359            7,939
 Note Receivable - Montgomery                                                -             655              644
Receivable - Officer                                                   (75,833)              -                -
 Miscellaneous Receivables                                             (56,919)         43,402          (75,272)
                                                                   -----------     -----------      -----------
                                                                    (1,323,427)     (1,008,950)        (943,957)
                                                                   -----------     -----------      -----------

 NET CASH (USED) PROVIDED  BY INVESTING ACTIVITIES CONTINUING OPERATIONS

                                          SEE ACCOMPANYING NOTES AND AUDITORS' REPORT

                                                  ABLE ENERGY, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENT OF CASH FLOWS (CONT'D)



                  CASH FLOW FROM FINANCING ACTIVITIES
                                   Note Payable - Bank         $   700,000        $          -        $          -
           (Decrease) Increase in Notes Payable - Bank          (1,270,764)           (200,000)          1,470,000
                                  Note Payable - Other          (1,585,000)          1,085,000                   -
                                Note Payable - Officer            (321,630)            311,320              55,000
                    (Decrease) in Notes Payable - Bank                   -                   -            (449,720)
                            Decrease in Long-Term Debt          (3,377,095)           (766,479)           (520,509)
                            Increase in Long-Term Debt           5,117,315             844,869             408,745
                                  Sale of Common Stock                   -                   -              24,463
                                                               -----------        ------------        ------------
     NET CASH (USED) PROVIDED  BY FINANCING ACTIVITIES
                                 CONTINUING OPERATIONS           (737,174)           1,274,710             987,979
                                                               -----------        ------------        ------------

                              DISCONTINUED OPERATIONS:
   Net Cash (Used) Provided by Discontinued Operations           1,055,720             734,332             554,741
         Proceeds from Sale of Equipment and Inventory           3,000,000                   -                   -
                                          Cost of Sale          (1,412,861)                  -                   -
                                                               -----------        ------------        ------------
              NET CASH (USED) PROVIDED BY DISCONTINUED
                                            OPERATIONS           2,642,859             734,332             554,741
                                                               -----------        ------------        ------------
                       NET (DECREASE) INCREASE IN CASH             909,815             141,473          (1,230,458)
                              Cash - Beginning of Year             400,033             258,560           1,489,018
                                                               -----------        ------------        ------------
                                    Cash - End of Year         $ 1,309,848        $    400,033        $    258,560
                                                               ===========        ============        ============
        The Company had Interest Cash Expenditures of:         $   665,032        $    416,049        $    292,318

             The Company had Tax Cash Expenditures of:         $     9,638        $     34,567        $     13,400


                                              SEE ACCOMPANYING NOTES AND AUDITORS' REPORT

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                           PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Able Energy, Inc. and its subsidiaries. All material inter-company balances and transactions were eliminated in consolidation.

MAJORITY OWNERSHIP

The Company is the majority owner, owning 70.6% of the issued shares of a subsidiary, PriceEnergy.Com, Inc. in which their capital investment is $25,000. The subsidiary has established an E-Commerce Operating System for the sale of products through a network of suppliers originally on the East Coast of the United States. The business became active in October 2000 (See Notes 8 and 13).

MINORITY INTEREST

The minority interest in PriceEnergy.Com, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, the losses have been charged against the Company, the majority owner. The loss for year ended June 30, 2004 is $597,982 (See Notes 8 and 13).

NATURE OF OPERATIONS

Able Oil Company, Able Melbourne and Able Energy New York, Inc. are full service oil companies that market and distribute home heating oil, diesel fuel and kerosene to residential and commercial customers operating in the northern New Jersey, Melbourne, Florida, and Warrensburg, New York respectively. Able Propane installs propane tanks which it owns and sells propane for heating and cooking, along with other residential and commercial uses. The operations of Able Propane were sold March 1, 2004 and the Company is no longer selling propane in New Jersey (See Note 22).

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2003

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

                             PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided by using the straight-line method based upon the estimated useful lives of the assets (5 to 40 years). Depreciation expense for the year ended June 30, 2004 and 2003 amounted to $769,742 and $745,015, respectively.

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

                  E-COMMERCE OPERATING SYSTEM DEVELOPMENT COSTS

Costs of $2,330,794 incurred in the developmental stage for computer hardware and software have been capitalized in accordance with accounting pronouncement SOP98-1. The costs are included in Property and Equipment and will be amortized on a straight line basis during the estimated useful life, 5 years. Operations commenced in October 2000. Amortization for the years ended June 30, 2004 and 2003 amounted to $461,823 and $445,842, respectively.

                                INTANGIBLE ASSETS

Intangibles are stated at cost and amortized as follows:

Customer Lists of $571,000 related to the Connell's Fuel Oil Company acquisition on October 28, 1996, by Able Oil Company are being amortized over a straight-line period of 15 years. The current period amortization also includes a customer list of $39,850 and Covenant Not To Compete of $100,000 relating to the acquisition from B & B Fuels on August 27, 1999, is being amortized over a straight-line period of 10 and 5 years, respectively. The amortization for the years ended June 30, 2004 and 2003 amounted to $29,191, each year.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2003

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

Financial instruments which potentially subject the Company to concentrations of credit risk consists of checking and savings accounts with several financial institutions in excess of insured limits. The excess above insured limits is approximately $1,093,621. The Company does not anticipate non-performance by the financial institutions.

                                      CASH

For the purpose of the statement of cash flows, cash is defined as balances held in corporate checking accounts and money market accounts.

                               ADVERTISING EXPENSE

Advertising costs are expensed at the time the advertisement appears in various publications and other media. The expense was $651,302 and $416,712 for the years ended June 30, 2004 and 2003, respectively.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2003

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2003

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

The Company has reviewed the provisions of these Statements. Based upon an assessment of the customer lists, there has been no impairment. As of June 30, 2001, the Company has net unamortized customer lists of $422,728.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FASB Interpretation ("FIN") No. 46-R, "Consolidation of Variable Interest Entities". FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The provisions of FIN No. 46 became effective for the Company during the third quarter of Fiscal 2004. The adoption of this new standard did not have any impact on the Company's financial position, results of operations or cash flows.

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

                             JUNE 30, 2004 AND 2003

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

In December, 2003, the Financial Accounting Standards Board ("FASB") issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Post retirement Benefits." This revised statement requires additional annual disclosures regarding types of pension plan assets, investment strategy, future plan contributions, expected benefit payments and other items. The statement also requires quarterly disclosure of the components of net periodic benefit cost and plan contributions. This currently has no effect on the Company.

In May 2003, the FASB issued SFAS No,. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments including mandatorily redeemable shares. This currently has no effect on the Company's operations.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2003

NOTE 2 NOTES RECEIVABLE

A. The Company has a Receivable from Able Montgomery, Inc. and Andrew W. Schmidt related to the sale of Able Montgomery, Inc. to Schmidt, and truck financed by Able Energy, Inc. No payments of principal or interest had been received for more than one year. A new note was drawn dated June 15, 2000 for $170,000, including the prior balance, plus accrued interest. The Note bears interest at 9.5% per annum and payments commence October 1, 2000. The payments will be monthly in varying amount each year with a final payment of $55,981.07 due September 1, 2010. No payments were received in the year ended December 31, 2000. In February 2001, two (2) payments were received in the amount $2,691.66, interest only. In September 2001, $15,124.97 was received covering payments from December 2000 through October 2001, representing interest of $14,804.13 and principal of $320.84. Payments were received in November and December 2002, representing December 2001 and January 2002, a total of $3,333.34; interest of $2,678.88, and principal of $654.46. No payments have been received in more than 18 months.

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

Management has informed us they are in negotiations with Andrew Schmidt. The amount due will be paid to bring the note current, plus interest, or the Company will foreclose and take the stock of Able Montgomery, Inc. and assume the operations of the Company as a distributor of #2 oil. Andrew Schmidt will inform the Company by approximately September 30, 2004, of his decision. Management has stated that the value of the collateral will cover the amount due.

Maturities of the Note Receivable are as follows:

For the 12 Months Ending

               June 30,                         Principal Amount
               --------                         ----------------

                 2005                                  $ 31,607
                 2006                                    12,511
                 2007                                    13,753
                 2008                                    15,118
                 2009                                    16,619
                 Balance                                 79,093
                                                       --------
                         Total                         $168,701
                                                       ========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2003

NOTE 2 NOTES RECEIVABLE (CONT'D)

B. Able Oil Company has three (3) Notes Receivable for the sale of oil delivery trucks to independent drivers who also deliver oil for the Company. Two notes bear interest at the rate of 12% per annum and one Note 9% annum. One note began December 1998, one began February 1999 and one began January 2004. The notes are payable eight (8) months per year September through April, the oil delivery season.

Maturities of these Notes Receivable are as follows:

For the 12 Months Ended


                      June 30,                        Principal Amount
                      --------                        ----------------
                        2005                              $20,244
                        2006                               14,836
                        2007                                6,843
                        2008                                5,922
                        2009                                6,287
                        2010                                4,313
                                                          -------
                               Total                      $58,445
                                                          =======
Note 3      Inventories
------      -----------

Heating Oil                        $ 232,364          $ 241,107
Diesel Fuel                           19,998             18,921
Kerosene                               4,906              2,534
Propane                               13,461              8,851
Parts, Supplies and Equipment        288,596            518,009
                                   ---------          ---------
   TOTAL                           $ 559,325          $ 789,422
                                   =========          =========

NOTE 4 NOTES PAYABLE BANK
On September 22, 2003, the Company closed a new loan facility with UPS Capital Business Credit. The facility is a $4,300,000 term loan, payable over fifteen
(15) years with interest at the prime rate, plus 1.75%, and a line of credit of $700,000 with interest at prime plus 1.00%. The payments on the term loan, due the first of each month, include principal, interest of $35,900.04, and real estate tax escrow of $2,576.63, totaling $38,476.67. Real estate tax escrow of $7,745.03 was paid at closing. September 30, 2003 was the first payment and included nine (9) days of interest plus principal totaling $20,382.02. Any payment received more than five (5) days after the due date is subject to a late charge of 5% of such payment. Upon the occurrence of an event of default, the loan shall bear interest at five percentage points (5%) above the rate otherwise in effect under the loan.

On March 3, 2004, the Company repaid $1,100,000 of the term loan principal balance. The monthly payments of principal and interest were reduced to $26,672.65, commencing with the payment due April 1, 2004 which was paid by the Company in March 2004. All other terms of the loan will remain the same (See
Note 22)

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2003

NOTE 4 NOTES PAYABLE BANK (CONT'D)

1.      The collateral will be as follows for the term loan:

        i. A first mortgage on properties located at 344 Route 46, Rockaway, NJ and 38 Diller Avenue, Newton, NJ

        ii.     A first security interest in equipment and fleet vehicles

        iii.    A first security interest in the customer list

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

The Revolving Line of Credit will have rates supported by 75% on accounts receivable less than 90 days outstanding, plus 50% on inventory. The outstanding balance at June 30, 2004 is $700,000.

The loan facility is guaranteed by Able Energy, Inc. Officers loans are subordinated to the lender and will remain standstill until all debt due to the lender is paid in full.

The Agreement contains certain financial covenants as enumerated in the Agreement

The Company paid the following loans on September 22, 2003:


          Fleet Bank                                  $ 1,340,644 (including interest and fees of $70,644)
          KMA Associates                                  750,000
          Jeff Will                                       505,000 (including interest of $5,000)
          Estate of Birdsal                               657,895 (including interest of $7,895)
          Long-term Debt                                1,084,866
                                                      -----------
                            Total Refinance             4,338,405
          Other Fees and Costs Paid at Closing            123,198
                                                      -----------
                            Total                     $ 4,461,603
                                                      ===========

          The loan advanced was $4,300,000, the balance of $161,603 was paid by the Company.

          The balance of the term loan at June 30,  is          $3,064,523
          Included in current portion of long-term debt            144,422
                                                                ----------
          Included in long-term debt - less current portion     $2,920,101
                                                                ==========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2003

On October 22, 2001, the Company and its subsidiaries, either as Borrower or Guarantor, entered into a loan and security Agreement with Fleet National Bank. The bank provided the following credit facility.

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

The Agreement had an expiration date of November 30, 2002. Fleet Bank did not renew the credit facility upon expiration of the Agreement on November 30, 2002. Effective December 1, 2002, the bank is charging an additional annual interest of 4% as the Note is in default. The total current interest rate charged was 8.25% per annum. The Company and Lender entered into a Forbearance Agreement, where the Lender is willing to forbear until May 31, 2003 from exercising its rights and remedies. The Lender will receive a forbearance fee of $50,000 at May 31, 2003, reduced by $2,500 for each week prior to May 31, 2003, that the credit facility and all charges are paid in full, with a minimum forbearance fee of $15,000. The interest charged is at 8.25% per annum. The principal amount outstanding was $1,270,000. The loan and the $50,000 forbearance fee were not paid at May 31, 2003. The Note payable plus forbearance fee, accrued interest and other costs were paid in full on September 22, 2003, in the amount of $1,340,644 (See Note 4 A). The bank released all the collateral securing the Company debt.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2003

NOTE 5 NOTES PAYABLE

A. The Company has borrowed $500,000 from an unrelated individual. The Note was dated June 26, 2001 with interest at 12% per annum. The interest will be paid monthly at $5,000 per month commencing on August 1, 2001. The Note will mature on June 26, 2002 unless the borrower (the Company), at its option, elects to extend the maturity date to December 26, 2002. The Company has exercised its option and has extended the Note to December 26, 2002. The lender has granted the Company an additional extension at the same terms to June 26, 2003. The Lender has granted the Company an extension to July 26, 2003. The Note may be prepaid in whole or part from time-to-time without penalty. No principal payments have been made on the Note. At the maturity date, a final payment of the unpaid principal and interest shall be due and payable. In connection with this Note, the Company has issued the lender warrants to purchase 40,000 shares of its common stock at $4 per share. The warrants vest immediately and must be exercised no later than June 26, 2004. The warrants have not been registered under the Securities Act of 1933. The Note was paid in full on September 22, 2003 (See Note 4 A). The same individual loaned the Company $300,000 on February 12, 2004, to be paid $100,000 per month plus interest, at 6% per annum on March, April and May 15, 2004. The balance at June 30, 2004 was $ -0-.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2003

NOTE 6 LONG-TERM DEBT

Mortgage note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total Note is $145,000. The Note is payable in the monthly amount of principal and interest of $1,721.18 with and interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009 which is the final payment. The Note is secured by a mortgage made by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horican Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at June 30, 2004 and June 30, 2003 was $88,242 and $91,708, respectively.

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


                                                  ABLE ENERGY, INC. AND SUBSIDIARIES

                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                                                        JUNE 30, 2004 AND 2003
                                                        ----------------------


NOTE 6 LONG-TERM DEBT (CONT'D)

                                                                                         OUTSTANDING DEBT    OUTSTANDING DEBT
                                            INTEREST RATE AT JUNE                                AT                  AT
                                              30, 2004 AND 2003         MATURITIES           6/30/2004           6/30/2003
                                              -----------------         ----------           ---------           ---------
NOTES PAYABLE COLLATERALIZED
BY TRUCKS AND VANS                              0.00 - 9.147%        11/17/03-10/1/07        $ 26,904              $147,583

CAPITALIZE LEASES PAYABLE
COLLATERALIZED BY TRUCKS AND VANS
PURCHASED                                      5.689 - 12.506%       12/1/03-5/10/08          708,570               782,111

CAPITALIZE LEASES PAYABLE
COLLATERALIZED BY PROPANE
TANKS (SEE BELOW)                              8.450 - 16.500%       11/1/05-6/1/06              -                  126,275

NOTES PAYABLE
COLLATERALIZED BY OFFICE
AND COMPUTER EQUIPMENT                         4.699 - 16.196%        9/1/04-5/27/08            37,435              330,445

LEASE PAYABLE
COLLATERALIZED BY COMPUTER
EQUIPMENT AND SOFTWARE                             9.56%               SEPT 1, 2003              -                   47,317


                                                                                             $ 772,909           $1,433,731
                                                                                             =========           ==========

The above notes are all collateralized by the equipment and/or furniture purchased. The capitalized leases payable are lease/purchase agreements with a small purchase price at the end of the lease. The above notes are represented by Notes Payable to Payees. Long-term debt at June 30, 2003, in the amount of $1,178,184 and reduced by subsequent payments to $1,084,866 was paid in full on September 22, 2003 (See Note 4A).

Maturities on the Notes Payable subsequent to June 30, 2004 are as follows:


                   FOR THE YEAR ENDING               PRINCIPAL
                         JUNE 30,                     AMOUNT
                         --------                     ------

                           2005                         $   371,839
                           2006                             362,507
                           2007                             334,567
                           2008                             325,318
                           2009                             279,587
                           BALANCE                        2,251,856
                           -------                        ---------
                           TOTAL                        $ 3,925,674
                           -----                        ===========

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2003
                             ----------------------


NOTE 7 INCOME TAXES

Effective January 1, 1997 the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

The differences between the statutory Federal Income Tax and Income Taxes is accounted for as follows:

                                      2004
                                      ----

                                                 AMOUNT              PERCENT
                                                 ------              -------

    Statutory Federal Income Tax                 $ 27,804             15.0%

    State Income Tax                               11,916              7.6
                                                 --------              ---

    Income Taxes                                 $ 39,720             22.6%
                                                 ========             ====

    Income Taxes consist of:
     Current                                     $      -
     Deferred                                      39,720
                                                 --------
        TOTAL                                    $ 39,720
                                                 ========

(Note X)        The State of New Jersey has suspended the use of carryforward losses for the years 2002 and 2003. As such, state income taxes of $45,091 have been shown as a deferred asset and as income taxes payable. New Jersey carryforward is treated separately by the Company. Able Oil Company has a New Jersey Operating Loss of $501,010 which can not be utilized in the year ended June 30, 2003, the State Income Tax on income in excess of the NOL $45,258 is shown as state income tax. Under current New Jersey law, the carryforward will be available after 2003, the Company's fiscal year ending June 30, 2005.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2003
                             ----------------------


NOTE 7 INCOME TAXES (CONT'D)

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:


                                                          AMOUNT          PERCENT              AMOUNT          PERCENT
                                                          ------          -------              ------          -------
Statutory Federal Income Tax                             $ 204,432         34.0%              $ (5,608)        (15.0%)
Federal Income Tax Reduction due to Carryforward loss     (199,165)
State Income Tax                                            45,258          5.9                 (2,429)         (7.6%)
State Income Tax (Note X)                                   45,091
State Income Tax Reduction due to Carryforward loss        (42,834)
                                                         ---------
Income Taxes                                             $  52,782         39.9%              $ (8,037)        (22.6%)
                                                         =========      ===========           ========          ====
Income Taxes consist of:
 Current
 Deferred
    TOTAL                                                $  45,258                            $      -
                                                             7,524                              (8,037)
                                                         ---------                            --------
                                                         $  52,782                            $ (8,037)
                                                         =========                            ========

                                                                   JUNE 30, 2004
                                                                   -------------

                                                     TEMPORARY               TAX
                                                    DIFFERENCE            EFFECT
                                                    ----------            ------

Depreciation and Amortization                      $ (339,045)         $(91,176)
Allowance for Doubtful Accounts                        192,222            50,888
Gain on Sale of Subsidiary                              18,766             4,035
New Jersey Net Operating Loss Carryforward             501,010            45,091
(See Note X, Prior Page)


                                                                   JUNE 30, 2003
                                                                   -------------

                                                     TEMPORARY               TAX
                                                    DIFFERENCE            EFFECT
                                                    ----------            ------

Depreciation and Amortization                      $ (241,993)
Allowance for Doubtful Accounts                        279,913         $(70,310)
Gain on Sale of Subsidiary                              18,766            69,742
New Jersey Net Operating Loss Carryforward             501,010             4,035
(See Note X, Prior Page)                                                  45,091

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2003
                             ----------------------


NOTE 7 INCOME TAXES (CONT'D)

Able Energy, Inc., et al, open years are December 31, 2000 and June 30, 2001 and 2002 and 2003. The Company has a Federal net operating loss carryforward of approximately $2,302,315. The net operating loss expires between June 30, 2019 and 2021. Able Energy, Inc. and Price Energy.Com, Inc. has a New Jersey Net Operating Loss Carryforward of approximately $489,374 and $2,217,251, respectively, which can be utilized in the year ending June 30, 2005.

These carryforward losses are available to offset future taxable income, if any. The Company's utilization of this carryforward against future taxable income is subject to the Company having profitable operations or sale of Company assets which create taxable income. For the year ended June 30, 2004, $-0- of net income has been utilized against the net operating loss carry forward. At this time, the Company believes that a full valuation allowance should be provided. The component of the deferred tax asset as of June 30, 2004 are as follows:

                Net Operating Loss Carryforward - Tax Effect            $   -0-
                Valuation Allowance                                           -
                                                                        --------
                Net Deferred Tax based upon Net
                        Operating Loss Carryforward                     $   -0-
                                                                        ========


NOTE 8 NOTE RECEIVABLE - SUBSIDIARY

The Company has a Note Receivable from PriceEnergy.Com, Inc. for advances made in the development of the business, including hardware and software costs. All of PriceEnergy.Com, Inc.'s assets are pledged as collateral to Able Energy, Inc. The amount of the note is $1,350,000 dated November 1, 2000 with interest at 8% per annum payable quarterly. Principal payments to begin two years after the date of the Note, November 1, 2002. Through June 30, 2004, no principal has been paid. Interest, in the amount of $54,000 has been accrued for the six months ended December 31, 2002. No interest was accrued for the six months ended June 30, 2003 and the year ended June 30, 2004 as the note is non performing. Unpaid accrued interest due through June 30, 2003 and 2004 is $234,000. The Note, accrued interest and interest expense have been eliminated in the consolidated financial statements (See Notes 1 and 13). Able Oil Company has a Note Receivable originally dated September 30, 2002 in the amount of $1,510,372.73 from PriceEnergy.Com, Inc. The Note has been updated for transactions through June 30, 2004, resulting in a balance of $2,070,082.46 with interest at 8% per annum, to be paid quarterly. Principal payments to begin one year after date of Note, October 1, 2003, and continue monthly thereafter. The Note is the result of the transference of the unpaid accounts receivable which resulted from the sale of heating oil through PriceEnergy.Com, Inc. Able Oil Company has a second position as collateral in all of the assets of PriceEnergy.Com, Inc. to Able Energy, Inc. Interest in the amount of $30,000 has been recorded at June 30, 2003. No interest has been recorded for the six months ended June 30, 2003, or for the year ended June 30, 2004. Any payments will go to pay principal. The note receivable accrued interest and interest income have been eliminated in consolidation against the amounts on PriceEnergy.Com, Inc.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2003
                             ----------------------


NOTE 9 PROFIT SHARING PLAN

Effective January 1, 1997, Able Oil Company established a Qualified Profit Sharing Plan under Internal Revenue Code Section 401-K. The Company matches 25% of qualified employee contributions. The expense was $26,579 (2004) and $24,213
(2003), for the year ended June 30.

NOTE 10 COMMITMENTS AND CONTINGENCIES

Able Oil Company is under contract to purchase #2 oil as follows:

                                                                  GALLONS OPEN          OPEN DOLLAR
                                                                   COMMITMENT          COMMITMENT AT
COMPANY                     PERIOD           TOTAL GALLONS         AT 6/30/04             6/30/04
-------                     ------           -------------         ----------             -------
PETROCOM               11/1/04-3/31/05           126,000             126,000             $130,272
                                                 -------

CONECTIV ENERGY       10/1/04 - 4/30/05          336,000             336,000              342,762
                                                 -------             -------              -------

TOTAL                                            462,000             462,000             $473,034
                                                 =======             =======             ========

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2003
                             ----------------------


NOTE 10 COMMITMENTS AND CONTINGENCIES (CONT'D)

This has been amended by an agreement dated November 5, 2001. The entire settlement, net of attorney fees, was collected and placed in an attorney's escrow account for payment of all investigation and remediation costs. Able Energy Terminal, LLC has incurred costs of $102,956 to June 30, 2004 which are included in Prepaid Expenses and must be presented to the attorney for reimbursement. Per management, the New Jersey Department of Environental Protection (NJDEP) must issue an approval for treated water run-off. When approval is received, reimbursement can be made upon approval of the attorney and the Estate.

The costs of the cleanup pursuant to the Agreement of Sale must be shared equally (50/50) by the seller and purchaser up to Seller's cap of $250,000. Seller's contribution to the cleanup is in the form of a reduction to the Note and not by direct payments. The note has been paid in full. As such, any payment by the Estate must be direct payments. Payments will begin when and if costs exceed $397,500. In the opinion of management, the Company will not sustain costs in this matter which will have a material adverse effect on its financial condition.

Following an explosion and fire that occurred at the Able Energy Facility in Newton, NJ on March 14, 2003, and through the subsequent clean up efforts, Able Energy has cooperated fully with all local, state and federal agencies in their investigations into the cause of this accident.

On April 2, 2003, Able Energy received a Notice Of Violation from the New Jersey Department of Community Affairs ("DCA") citing a total of 13 violations to the New Jersey Administrative Code, Liquefied Petroleum Gas. Twelve of the violations were assessed a penalty of $500 each. One of the violations, regarding the liquid transfer from one truck to another truck, was assessed a penalty of $408,000, a second notice was received on April 29, 2003, for an alleged violation on April 12, 2003, and a fine of $5,500 was assessed for a total of $419,500. This amount is included in accrued expenses at June 30, 2003. (See below)

Based upon initial review, the company disagrees with many of the findings of the report and disputes many of the allegations. The company has contested the DCA Notice of Violation and the assessed penalties. Counsel and the DCA have had several meetings and hearings were held in the Office of Administrative Law. The Company and DCA have settled the penalties of $419,500 for $25,000, resulting in Other Income of $394,500 (See Note 22). The $25,000 was paid March 10, 2004.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2003


NOTE 10 COMMITMENTS AND CONTINGENCIES (CONT'D)

The Sussex County, New Jersey, Prosecutor's Office is conducting and investigation as a result of the March 14, 2003 explosion and fire. No determination has been made with respect to its investigation.

A lawsuit (known as Hicks vs. Able Energy, Inc.) has been filed against the Company by property owners who allegedly suffered property damages as a result of the March 14, 2003 explosion and fire. The Company's insurance carrier is defending as related to compensatory damages. Legal counsel is defending on the punitive damage claim. A hearing was held on March 11, 2004 on an application on certain matters by the Plaintiffs, which were denied. The Court presently has before it a motion by Plaintiffs for Class Action Certification. Per legal counsel, whether this matter is certified a Class Action will greatly influence the Company's potential exposure. Legal counsel is guardedly optimistic that Class Action will be denied.

After the March 14, 2003, fire and explosion, the town of Newton changed its zoning requirements and made fuel oil and propane distribution prohibited uses. The Company is appealing a denial of a request for building permits to reconstruct damaged and destroyed buildings and sought a Non-Conforming Use Certificate to permit the fuel oil distribution use only. On August 20, 2004, the Superior Court of New Jersey ruled that the Company may continue to use the site as a non-conforming use, but stayed its decision subject to Newton's appellate rights.

As a result of the March 14, 2003 explosion and fire, various claims for property damage have been submitted to the Company's insurance carrier. These claims are presently being handled and, in many cases, settled by the insurance carrier's adjuster. There were approximately 200 claims being handled and adjusted with reserves for losses established as deemed appropriate by the insurance carrier. The majority of these claims have been settled.

Two lawsuits have been filed by homeowners in Newton, New Jersey who allegedly suffered property damages as a result of the March 14, 2003 explosion and fire. The Company's insurance carrier is defending as related to the property damage claims.

The Company in the normal course of business has been involved in law suits. Current suits are being defended by the insurance carrier and should be covered by insurance.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2003


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

The lease does not contain any option for renewal. The total rent expense was $197,765 for the year ended June 30, 2004. The estimated future rents are as follows:

YEAR ENDED JUNE 30,
                                 2005                  $ 117,588
                                 July 2005                 9,799
                                                       ---------
                                 TOTAL                 $ 127,387
                                                       =========


The following summarizes the month-to-month operating leases for the other subsidiaries:

               Able Oil Melbourne              $500.00, per month
                                               Total rent expense, $6,000
               Able Energy New York            $600.00, per month
                                               Total rent expense, $7,200

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2003
                             ----------------------


NOTE 12 FRANCHISING

The Company sells franchises permitting the operation of a franchised business specializing in residential and commercial sales of fuel, oil, diesel fuel, gasoline, propane and related services. Company will provide training, advertising and use of Able credit for the purchase of product, among other things, as specified in the Agreement. The franchisee has an option to sell the busi back to the Company after two (2) years of operations for a price calculated per the Agreement.

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

NOTE 13 RELATED PARTY TRANSACTIONS

$44,690 is due from the major Shareholder/Officer of the Company. This amount bears interest at a rate of 6% between the Shareholder and the Company. This Shareholder has loaned the Company a total of $380,000 as of June 30, 2003, as evidenced by a Demand Note with interest at 6% per annum, which can be paid all or in part at any time without penalty. The Shareholder was repaid $135,000 on March 3, 2004 (See Note 22). The balance of the Note was paid in March 2004. Interest expense has been paid in the amount of $13,033. In relation to the payment of this Note and other transactions, the Shareholder has a liability to the Company of $31,143.

The following officers of this Company own stock in the subsidiary, PriceEnergy.Com, Inc., which they incorporated in November 1999.

       Chief Executive Officer                     23.5%
       President                                    3.6%

No capital contributions have been made by these officers (See Notes 1 and 8).

NOTE 14 EARNINGS PER SHARE

The shares used in the computation of the Company's basic and diluted Earnings Per Common Share are as follows:

                                                        JUNE 30,       JUNE 30,       JUNE 30,
                                                          2004           2003           2002
                                                          ----           ----           ----
       Weighted Average of Common
        Shares Outstanding Used in Basic
            Earnings Per Share                          2,013,250      2,012,708      2,001,332
       Dilutive Effect of:
           Employee Stock Options                               -         38,992              -
           Stock Warrants                                       -              -              -
                                                        ---------      ---------      ---------
       Weighted Average Common Shares
           Outstanding Used in Diluted
             Earnings Per Share                         2,013,250      2,051,700      2,001,332
                                                        =========      =========      =========

Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options, and stock warrants. For 2004, approximately 349,000 of the company's stock options and stock warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-diluted, 389,000
(2003) and 335,183 (2002). These options and warrants could be dilutive in the future. The numerator for the calculation of both basic and diluted earnings per share is the earnings or loss available for common stockholders. The above table shows the denominator for basic and diluted earnings per share.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2003
                             ----------------------


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


                                                       OUTSTANDING OPTIONS

                                 NUMBER OF SHARES          EXERCISE PRICE            TERM
                                 ----------------          --------------            ----
         January 6, 2000                56,000
            Grants                           0                 $5.00                5 years
            Exercises

         December 21, 2000              60,000                 $1.80
            Grants                           0                                      5 years
            Exercises
                                        23,000                 $2.25
            Grants                           0                                      5 years
            Exercises

         October 22, 2002               50,000                 $3.00
            Grants                           0                                      5 years
            Exercises

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2003
                             ----------------------


NOTE 16 STOCK WARRANTS (CONT'D)

The Company has issued stock warrants as follows:

     A. 60,000 Common Stock Purchase Warrants at $4.81 per share, effective August 31, 2000, and expiring August 31, 2005, to Andrew Alexander Wise & Company in connection with an investment banking advisory agreement with the Company, dated July 1, 2000.

     B. 100,000 Common Stock Purchase Warrants at $4.00 per share, effective September 13, 2002, and expiring September 13, 2004, in connection with a $750,000 Note Payable (see Note 5).

          The 160,000 warrants to purchase shares of common stock were outstanding during the second quarter of 2004 and were not included in the computation of diluted EPS as the warrants' were all higher than the average stock price of $2.59 and would have been anti-diluted (See
          Note 14). These warrants have not been registered under the Securities Act of 1933.

NOTE 17 COMPENSATED ABSENCES

There has been no liability accrued for compensated absences; as in accordance with Company policy, all compensated absences, accrued vacation and sick payment must be used by December 31st. At June 30, 2004, any amount for accrual of the above is not material and has not been computed.

NOTE 18 CASH FLOW INFORMATION

The Directors received Common Stock as payment of Directors' Fees, $24,000, in the quarter ended September 30, 2002. No cash was received or paid. Upon the sale of the subsidiary on March 1, 2004, $1,400,000 is a receivable and has no effect on cash. In the year ended June 30, 2003, the Company lost fixed assets in an explosion at its Newton, NJ facility. There was no direct effect on cash of $239,497. Penalties were assessed of $435,500; no payment was made.

NOTE 19 INSURANCE CLAIM

The Company suffered a loss on March 14, 2003 of a building, trucks, leasehold improvements, product inventory and equipment as well as cost of cleanup and restoration. The Company has filed insurance claims. The insurance adjusters are in the process of finalizing the amounts to be paid to the Company. The estimated costs not reimbursed are $424,547 and is currently shown as deferred costs insurance claims on the balance sheet. Management anticipates the insurance recovery will cover the company costs. A claim for business interruption still has to be filed and a pollution claim is also pending.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2003
                             ----------------------


NOTE 19 INSURANCE CLAIM (CONT'D)

        The following is a summary of insurance claims filed:

                        Building (commercial property)     $349,526
                        Paid by March 31, 2004               349,526    $      -
                                                            --------

                        Contents                           $337,617
                        Paid by June 30, 2004                337,617           -
                                                           ---------

                        Vehicles                           $302,674
                        Paid by June 30, 2004                247,409      55,265
                                                           ---------    --------
                                         Total                          $ 55,265
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

The Company will receive the accounts receivable due 60 days or less as follows:
Current 100%, 30 days 95% and 60 days 85%. Within 30 days following closing, the Company is due approximately $124,586 from the buyer, $208,917 of accounts receivable have been paid by customers for a total of $333,503 to the Company. Accounts 90 days and greater, if collected, go to the buyer, which is approximately $42,000. After 120 days any uncollected amounts revert to the buyer.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                             JUNE 30, 2004 AND 2003
                             ----------------------


NOTE 23 DISCONTINUED OPERATIONS

On March 1, 2004, the Company sold the operating assets of its subsidiary, Able Propane, LLC (see Note 22), and discontinued the sale of propane fuel in the State of New Jersey.

Following the sale, the results of Able Propane, LLC were reported in the Company's Consolidated Statements of Income and Cash Flows, separately, as discontinued operations. In accordance with Generally Accepted Accounting Principals (GAAP), the Consolidated Statement of Financial Position has not been restated. Able Propane, LLC represented the primary vehicle by which the Company engaged in the sale of propane fuel.

Summarized financial information for discontinued operations for the year ended June 30 are as follows:

                                                          2004                 2003                2002
                                                          ----                 ----                ----
        Total Revenues                                 $1,817,902           $2,888,174          $1,872,443
                                                       ----------           ----------          ----------
         Income (Loss) from Discontinued
               Operations                                (57,630)              148,830             425,284
        Gain on Sale of Subsidiary                      2,668,490                    -                   -
                                                       ----------           ----------          ----------
        Total Income From Discontinued
               Operations                              $2,610,860           $  148,830          $  425,284
                                                       ==========           ==========          ==========

        Total Assets                                   $    - 0 -           $2,940,622
        Total Liabilities                                   - 0 -            2,603,736
                                                       ----------           ----------
        Net Assets of Discontinued Operations          $    - 0 -           $  336,886
                                                       ==========           ==========

Able Propane, LLC is treated as a Partnership for tax purposes and pays no income tax. As such, there is no provision for income taxes. Able Propane, LLC has no assets or liabilities at June 30, 2004. The assets and liabilities after the sale and collection of accounts receivables and payment of accounts payables, which were transferred to the Company were immaterial to the total assets and liabilities of the Company.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities and Exchange Act of 1934 require public companies to maintain "diclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO"), President and our Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO, President and CFO believe:

(i) that our disclosure controls and procedures are designed to ensure that information requred to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO, President and CFO, as appropriate to allow timely decisions regarding required disclosure; and

(ii) that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company are as follows:

------------------------- ------------- ----------------------------------------
NAME                           Age      Position
------------------------- ------------- ----------------------------------------
Timothy Harrington              37      Chief Executive Officer, Chairman of the
                                        Board and Secretary
------------------------- ------------- ----------------------------------------
Christopher P. Westad           50      President, Chief Financial Officer and
                                        Director
------------------------- ------------- ----------------------------------------
James Purcaro                   42      Director
------------------------- ------------- ----------------------------------------
Patrick O'Neill                 44      Director
------------------------- ------------- ----------------------------------------
Edward C. Miller, Jr.           37      Director
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

COMPENSATION OF DIRECTORS

The Company paid compensation to the directors in the amount of 2,000 common shares of common stock in the Company for acting in such capacity during the year ending December 31, 2003.

Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. Directors are reimbursed for travel expenses.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2004, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during fiscal year 2003.

CODE OF ETHICS

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer and President for services rendered in all capacities to the Company for the fiscal years ending 2004, 2003, and 2002. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

-------------------------------------------------------------------- -----------------------------------------------
                        ANNUAL COMPENSATION                                      LONG-TERM COMPENSATION
                                                                     ------------------------- ---------------------
                                                                              Awards                 Payouts
------------------- --------- ------------ ---------- -------------- ------------ ------------ ---------- ----------
     Name and         Year    Salary ($)   Bonus ($)  Other Annual   Restricted   Securities   LTIP       All,
Principal Position                                    Compensation   Stock Award  Underlying   Payouts    Other
                                                           ($)                     Options /      ($)     Compen-
                                                                                   SARs (#)               sation ($)
------------------- --------- ------------ ---------- -------------- ------------ ------------ ---------- ----------
Timothy               2004      225,000      35,385     13,211 (1)
Harrington,
Chief                 2003      225,000      25,825     9,560 (1)
Executive Officer
                    --------- ------------ ---------- -------------- ------------ ------------ ---------- ----------
                      2002      225,000      19,033     7,284             -            -           -          -
------------------- --------- ------------ ---------- -------------- ------------ ------------ ---------- ----------
Christopher P.        2004      100,000      13,877     5,973 (1)
Westad,
President             2003      100,000       6,064     5,035

                    --------- ------------ ---------- -------------- ------------ ------------ ---------- ----------
                      2002      100,000       6,360     5,035 (1)         -            -           -          -
                    --------- ------------ ---------- -------------- ------------ ------------ ---------- ----------
                                                   -------------

(1) Represents car allowance and travel expense reimbursements pursuant to his employment agreement with the Company.

OPTION GRANTS

No option grants were made to our executive officers during fiscal year ended June 30, 2004.

The following named executives held unexercised options as of June 30, 2004: (A) Timothy Harrington - 85,000 and (B) Christopher Westad - 55,000.

EMPLOYMENT ARRANGEMENTS

Timothy Harrington Christopher P. Westad and John Vrabel have three year employment agreements with the Company. Timothy Harrington is retained as Chief Executive Officer of the Company at an annual salary of $225,000. Christopher Westad is retained as President of the Company at an annual salary of $100,000. John Vrabel is retained as Chief Operating Officer of the Company at an annual salary of $141,600. Each of the Messrs. Harrington, Westad and John Vrabel are entitled to bonuses pursuant to their employment agreements if the Company meets certain financial targets based on sales, profitability and good management goals as predetermined by the Board of Directors or compensation committee and other subjective criteria as determined by the Board of Directors or compensation committee. Such bonuses, plus all other bonuses payable to the executive management of the Company, shall not exceed in the aggregate, a "bonus pool" which shall equal up to 20% of the Company's earnings before taxes, depreciation and amortization ("EBITDA") for 2005, 2006 and 2007, provided the Company achieves at least $1,000,000 in EBITDA, in each of such years. The employment agreements also provide for reimbursement of reasonable business expenses. Timothy Harrington also receive additional compensation including Company automobile, insurance and retirement savings matched contributions by the Company and such other perquisites as are customary. The employment agreements for each of Messrs. Harrington, Westad and John Vrabel contain a covenant not to compete whereby Messrs. Harrington, Westad and John Vrabel agree, for the term of the employment agreements and until one year following the termination of the agreements, not to (i) persuade any customer of the Company to cease or reduce the amount of business it does with the Company; (ii) solicit the Company's customers for their own benefit; or (iii) persuade any of the Company's employees to leave the employ of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 2004, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) all directors and officers of the Company as a group:


-------------------------------- ---------------------- ------------------------
                                    NUMBER OF SHARES     APPROXIMATE PERCENTAGE
                                      BENEFICIALLY         OF COMMON STOCK**
NAME*                                     OWNED
-------------------------------- ---------------------- ------------------------
Timothy Harrington                           1,007,300            50.4%
-------------------------------- ---------------------- ------------------------
Christopher Westad                               2,000             1.0%
-------------------------------- ---------------------- ------------------------
All Officers and Directors as a              1,009,300            51.4%
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, our majority-owned subsidiary Price Energy has borrowed money from us. As of June 30, 2001, the aggregate indebtedness to us was a promissory note made on November 1, 2000 for $1,350,000. This note bears interest at a rate of 8% per annum payable quarterly with principal payments beginning on November 1, 2002. Able Energy, Inc. own approximately 70.6% of Price Energy, Timothy Harrington, our Chief Executive Officer, owns 23 1/2%, Christopher Westad, our President, owns 3.6% and our Chief Operating Officer owns 2.3%.

On May 10, 2002, we borrowed $55,000 from our Chief Executive Officer, Timothy Harrington. This amount is evidenced by a demand note bearing interest at a rate of 6%. This indebtedness of the Company was paid in full as of October 2003.

ITEM 14. EXHIBITS, LIST AND REPORTS ON FORM 8-K

The Company filed a Form 8-K on March 16, 2004 pursuant to which the Company reported that it had entered into an Asset Purchase Agreement dated March 1, 2004 with respect to the sale of all the assets of Able Propane Co., LLC.

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

          4.1              Specimen Common Stock Certificate*

          10.1 Form of Consulting Agreement with the Walsh Manning Securities, LLC***

          10.2             1999 Stock Option Plan***

          10.3             Lease of Company's Facility at 344 Route 46,
                           Rockaway, New Jersey*

          10.4 Form of employment agreement between the Company and Timothy Harrington, to be executed on or before the Effective Date

          10.5 Form of employment agreement between the Company and Christopher P. Wested, to be executed on or before the Effective Date

          10.6 Form of employment agreement between the Company and John Vrabel, to be executed on or before the Effective Date

          10.7 $600,000 Revolving Credit Facility and $350,000 Line of Credit with PNC Bank, National Association dated October 23, 1996, and amendment thereto, dated June 12, 1998, extending the Line of Credit to $500,000*

          10.8 $675,000 Term Loan Agreement dated June 11, 1998 by and between the Company and PNC Bank, National Association and exhibits thereto, including Pledge Agreement by and between Timothy Harrington and PNC Bank, Guaranty and Suretyship Agreement by and between the Company and PNC Bank, and Pledge Agreement by and between the Company and PNC Bank*

          10.8 Marketing Alliance Agreement, dated March 1, 1998, between the Company and AllEnergy Marketing Company, L.L.C., wherby the Company obtained the exclusive right to market natural gas supplied by AllEnergy in specified areas**

          10.9 In tank agreement between the Company and Mieco, Inc., dated May 11, 1998, for the storage of the Mieco's petroleum products in the Company's tank facilities**

          10.10            Form of Company's Pre-Purchase Enrollment Form*

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of September, 2004.


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