Form 10-Q
period 2004-09-30
ABLE ENERGY INC
filed 2004-11-22
CIK 1065728

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________


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

        Indicate by check X whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        As of November 22, 2004, 2,013,250 shares, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.

Transitional Small Disclosure Business Format (check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS


                                                                            PAGE

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheets as of June 30, 2004 and
            September 30, 2004                                               3-4

         Consolidated Statements of Operations for the three
            months ended September 30, 2004 and September 30, 2003             5

         Consolidated Statement of Stockholders' Equity three months
            ended September 30, 2004                                           6

         Consolidated Statements of Cash Flows for the three months
            ended September 30, 2004 and 2003                                7-8

         Notes to Unaudited Financial Statements                            9-31


                                        ABLE ENERGY, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS

                                                     ASSETS
                                                                                 SEPTEMBER 30,       JUNE 30,
                                                                                     2004              2004
                                                                                  UNAUDITED          AUDITED
                                                                                  ---------          -------
CURRENT ASSETS:
    Cash                                                                         $ 2,025,718      $ 1,309,848
    Accounts Receivable (Less Allowance for Doubtful
       Accounts of  $192,222 and $192,222 as of September 30, and
        June 30, 2004, respectively.                                               2,716,421        2,436,554
    Inventory                                                                        738,685          559,325
    Notes Receivable - Current Portion                                                54,502           51,851
    Other Receivable - Non-Compete - Current Portion                                 225,000          225,000
    Miscellaneous Receivables                                                         59,094          127,422
    Prepaid Expenses                                                                 443,318          310,142
    Deferred Costs - Insurance Claims                                                425,236          424,547
    Prepaid Expense - Income Taxes                                                         -            2,063
    Deferred Income Tax                                                               54,923           54,923
    Due From Officer                                                                  75,365           75,833
                                                                                 -----------      -----------
        TOTAL CURRENT ASSETS                                                       6,818,262        5,577,508
                                                                                 -----------      -----------

PROPERTY AND EQUIPMENT:
    Land                                                                             479,346          479,346
    Buildings                                                                        946,046        1,000,268
    Trucks                                                                         3,305,024        3,217,443
    Fuel Tanks                                                                       694,114          674,765
    Machinery and Equipment                                                        1,000,729          911,177
    Leasehold Improvements                                                           413,540          607,484
    Cylinders                                                                        183,773          183,773
    Office Furniture and Equipment                                                   202,819          200,640
    Website Development Costs                                                      2,343,487        2,330,794
                                                                                 -----------      -----------
                                                                                   9,568,878        9,605,690
    Less: Accumulated Depreciation and Amortization                                5,103,877        4,819,707
                                                                                 -----------      -----------
        NET PROPERTY AND EQUIPMENT                                                 4,465,001        4,785,983
                                                                                 -----------      -----------

OTHER ASSETS:
    Deferred Income Taxes                                                             45,091           45,091
    Deposits                                                                         102,918          137,015
    Other Receivable - Non-Compete - Less Current Portion                            675,000          675,000
    Notes Receivable - Less Current Portion                                          672,277          675,295
    Customer List, Less Accumulated Amortization of  ($188,122)
        September 30 and June 30, 2004                                               422,728          422,728
    Covenant Not to Compete, Less Accumulated Amortization of
        $100,000 and $96,667 at September 30 and June 30, 2004, respectively               -            3,333
    Development Costs - Franchising                                                   16,084           18,382
    Deferred Closing Costs - Financing                                               101,547          103,360
                                                                                 -----------      -----------

         TOTAL OTHER ASSETS                                                        2,035,645        2,080,204
                                                                                 -----------      -----------

        TOTAL ASSETS                                                             $13,318,908      $12,443,695
                                                                                 ===========      ===========

                                             See Accompanying Notes

                                        ABLE ENERGY,  INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS(CONT'D)

                                        LIABILITIES & STOCKHOLDERS' EQUITY


                                                                                 SEPTEMBER 30,       JUNE 30,
                                                                                     2004              2004
                                                                                  UNAUDITED          AUDITED
                                                                                  ---------          -------
CURRENT LIABILITIES:
    Accounts Payable                                                             $ 2,015,492      $ 1,703,005
    Note Payable - Bank                                                              699,236          699,236
    Current Portion of Long-Term Debt                                                368,615          371,838
    Accrued Expenses                                                                 296,733          318,154
    Accrued Taxes                                                                     67,502           31,582
    Deferred Income                                                                        -            2,333
    Customer Pre-Purchase Payments                                                 2,524,153        1,495,906
    Customer Credit Balances                                                       1,089,706          698,899
                                                                                 -----------      -----------
        TOTAL CURRENT LIABILITIES                                                  7,061,437        5,320,953

DEFERRED INCOME                                                                       79,679           79,679
DEFERRED INCOME TAXES                                                                 93,436           91,176
LONG TERM DEBT: less current portion                                               3,559,204        3,553,836
                                                                                 -----------      -----------
        TOTAL LIABILITIES                                                         10,793,756        9,045,644
                                                                                 -----------      -----------

STOCKHOLDERS' EQUITY:
    Preferred Stock
    Authorized 10,000,000 Shares Par Value $.001 per share
     Issued - None
    Common Stock
    Authorized 10,000,000 Par Value $.001 per share Issued
      and Outstanding Shares 2,013,250 (September 30) and
         2,013,250 (June 30)                                                           2,014            2,014
    Paid in Surplus                                                                5,711,224        5,711,224
    Retained Earnings (Deficit)                                                  (3,188,086)      (2,315,187)
                                                                                 -----------      -----------
        TOTAL STOCKHOLDERS' EQUITY                                                 2,525,152        3,398,051
                                                                                 -----------      -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $13,318,908      $12,443,695
                                                                                 ===========      ===========


                                               See Accompanying Notes

                               ABLE ENERGY, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF OPERATIONS

                                           (UNAUDITED)

                                                                       THREE MONTHS SEPTEMBER 30,
                                                                         2004              2003
                                                                         ----              ----
NET SALES                                                             $ 8,221,845      $ 6,504,640

COST OF SALES                                                           7,609,858        5,618,064
                                                                      -----------      -----------

     GROSS PROFIT                                                         611,987          886,576
                                                                      -----------      -----------

EXPENSES
     Selling, General and Administrative Expenses                       1,104,700        1,570,992
     Depreciation and Amortization Expense                                297,591          270,687
                                                                      -----------      -----------
        Total Expenses                                                  1,402,291        1,841,679
                                                                      -----------      -----------

     LOSS FROM OPERATIONS                                                (790,304)        (955,103)
                                                                      -----------      -----------

OTHER INCOME (EXPENSES):
     Interest and Other Income                                             50,876           25,229
     Interest Expense                                                     (77,824)        (262,070)
     Loss on Sale of Assets                                               (31,437)               -
     Legal Fees Relating to Other Expense                                 (21,950)        (130,207)
                                                                      -----------      -----------
        Total Other Income (Expense)                                      (80,335)        (367,048)
                                                                      -----------      -----------

     LOSS FROM CONTINUING OPERATIONS BEFORE
       PROVISION FOR INCOME TAXES                                        (870,639)      (1,322,151)

PROVISION FOR INCOME TAXES                                                  2,260           17,765
                                                                      -----------      -----------

     NET LOSS FROM CONTINUING OPERATIONS                                 (872,899)      (1,339,916)
                                                                      -----------      -----------

DISCONTINUED OPERATIONS                                                         -         (171,374)
                                                                      -----------      -----------

     (LOSS) FROM DISCONTINUED OPERATIONS                                        -         (171,374)
                                                                      -----------      -----------

     NET (LOSS)                                                       $  (872,899)     $(1,511,290)
                                                                      ===========      ===========

BASIC EARNINGS (LOSS) PER COMMON SHARE
     (Loss) from Continuing Operations                                $      (.43)     $      (.67)
                                                                      ===========      ===========
     (Loss) from Discontinued Operations                              $         -      $      (.08)
                                                                      ===========      ===========

DILUTED EARNINGS (LOSS) PER COMMON SHARE
     (Loss) from Continuing Operations                                $      (.43)     $      (.67)
                                                                      ===========      ===========
     (Loss) from Discontinued Operations                              $         -      $      (.08)
                                                                      ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                    2,013,250        2,013,250
                                                                      ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
     ASSUMING DILUTION                                                  2,013,250        2,013,250
                                                                      ===========      ===========


                                       See Accompanying Notes

                                          ABLE ENERGY, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                         THREE MONTHS ENDED SEPTEMBER 30, 2004

                                                      (UNAUDITED)



                                          COMMON STOCK
                                        .001 PAR VALUE

                                                                  ADDITIONAL                        TOTAL
                                                                    PAID-IN       RETAINED       STOCKHOLDERS'
                                      SHARES        AMOUNT          SURPLUS       EARNINGS          EQUITY

Balance - July 1, 2004              2,013,250       $ 2,014       $5,711,224    $(2,315,187)      $3,398,051

Net Loss                                                                           (872,899)        (872,899)

Balance - September 30, 2004        2,013,250       $ 2,014       $5,711,224    $(3,188,086)      $2,525,152
                                    =========       =======       ==========    ===========       ==========










                                                 See Accompanying Notes

                                      ABLE ENERGY, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           THREE MONTHS ENDED SEPTEMBER 30,

                                                                             2004                   2003
                                                                             ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net (Loss)                                                               $   (872,889)          $ (1,511,290)
(Loss) from Discontinued Operations                                                 -               (171,374)

INCOME (LOSS) - CONTINUING OPERATIONS                                    $   (872,899)          $ (1,339,916)
 Adjustments to Reconcile Net Income to Net Cash
  used by Operating Activities:
    Depreciation and Amortization                                             297,591                270,687
    Loss on Disposal of Equipment                                              31,437
    (Increase) Decrease in:
       Accounts Receivable                                                   (279,867)               151,552
       Inventory                                                             (179,360)              (295,597)
       Prepaid Expenses                                                      (133,176)              (235,607)
       Prepaid Income Taxes                                                     2,063                      -
       Deposits                                                                34,097                 36,321
       Deferred Income Tax - Asset                                                  -                 14,537
       Insurance Claim Receivable                                                   -                160,934
       Deferred Costs - Insurance Claims                                        (689)              (130,878)
     Increase (Decrease) in:
       Accounts Payable                                                       312,487                 25,562
       Accrued Expenses                                                        14,517                241,642
       Customer Advance Payments                                            1,028,247              1,300,692
       Customer Credit Balance                                                390,807                      -
       Deferred Income Taxes                                                    2,260                  3,228
       Deferred Closing Costs                                                   1,813                      -
       Deferred Income                                                         (2,333)                     -
                                                                         ------------           ------------
       NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES CONTINUING
           OPERATIONS                                                         646,995                203,157
                                                                         ------------           ------------

CASH FLOW FROM INVESTING ACTIVITIES
 Purchase of Property and Equipment                                          (226,926)              (252,858)
 Web Site Development Costs                                                   (12,693)                (6,500)
 Cash Received on Sale of Property                                            226,499                      -
 Disposition of Equipment                                                      10,687                 73,860
 Payment on Notes Receivable - Sale of Equipment                                  367                      -
 Receivable - Officer                                                             468                      -
 Miscellaneous Receivables                                                     68,328                 25,951
                                                                         ------------           ------------
       NET CASH (USED) PROVIDED  BY INVESTING ACTIVITIES CONTINUING
           OPERATIONS                                                          66,730               (159,547)
                                                                         ------------           ------------



                                               See Accompanying Notes

                                         ABLE ENERGY, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)

                                                                           THREE MONTHS ENDED SEPTEMBER 30,

                                                                             2004                   2003
                                                                             ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net (Loss)                                                               $   (872,889)          $ (1,511,290)

CASH FLOW FROM FINANCING ACTIVITIES
  (Decrease) Increase in Notes Payable - Bank                            $          -           $ (1,270,000)
   Note Payable - Other                                                             -             (1,250,000)
   Note Payable - Officer                                                           -                 (1,442)
   Decrease in Long-Term Debt                                                 (77,496)            (1,841,631)
   Increase in Long-Term Debt                                                  79,641              4,491,195
                                                                         ------------           ------------

           NET CASH (USED) PROVIDED  BY FINANCING ACTIVITIES
                CONTINUING OPERATIONS                                           2,145                128,122
                                                                         ------------           ------------

DISCONTINUED OPERATIONS:
   Net Cash (Used) Provided by Discontinued Operations                              -               (128,995)
                                                                         ------------           ------------

            NET CASH (USED) PROVIDED BY DISCONTINUED
                OPERATIONS                                                          -               (128,995)
                                                                         ------------           ------------

NET (DECREASE) INCREASE IN CASH                                               715,870                 42,737
Cash - Beginning of Year                                                    1,309,848                400,033
                                                                         ------------           ------------
Cash - End of Year                                                       $  2,025,718           $    442,770
                                                                         ============           ============

The Company had Interest Cash Expenditures of:                           $     62,611           $    339,545
The Company had Tax Cash Expenditures of:                                $      4,749           $     12,750




                                              See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      JUNE 30, 2004 AND SEPTEMBER 30, 2004

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION
        The consolidated financial statements include the accounts of Able Energy, Inc. and its subsidiaries. All material inter-company balances and transactions were eliminated in consolidation.

        MAJORITY OWNERSHIP
        The Company is the majority owner, owning 70.6% of the issued shares of a subsidiary, PriceEnergy.Com, Inc. in which their capital investment is $25,000. The subsidiary has established a E-Commerce Operating System for the sale of products through a network of suppliers originally on the East Coast of the United States. The Web Site became active in October 2000 (See Notes 8 and 13)

        MINORITY INTEREST
        The minority interest in PriceEnergy.Com, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, the losses have been charged against the Company, the majority owner. The loss for three months ended September 30, 2004 is $201,768 (See Notes 8 and 13).

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

        These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended June 30, 2004. The Company follows the same accounting policies in preparation of interim reports.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      JUNE 30, 2004 AND SEPTEMBER 30, 2004


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

        Results of operations for the interim periods are not indicative of annual results.

        NATURE OF OPERATIONS
        Able Oil Company, Able Melbourne and Able Energy New York, Inc. are full service oil companies that market and distribute home heating oil, diesel fuel and kerosene to residential and commercial customers operating in the northern New Jersey, Melbourne, Florida, and Warrensburg, New York respectively. Able Energy New York, Inc. also installs propane tanks which it owns and sells propane for heating and cooking, along with other residential and commercial uses in the Warrensburg, New York area.

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

        ALLOWANCE FOR DOUBTFUL ACCOUNTS
        The Company provides a specific allowance for accounts in excess of $3,000 due over 90 days. A general allowance of 10% is provided for the balance due over 90 days.

        PROPERTY AND EQUIPMENT
        Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided by using the straight-line method based upon the estimated useful lives of the assets (5 to 40 years). Depreciation expense from continuing operations for the three months ended September 30, 2004 and 2003 amounted to $174,963 and $149,337, respectively.

        For income tax basis, depreciation is calculated by a combination of the straight-line and modified accelerated cost recovery systems established by the Tax Reform Act of 1986.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      JUNE 30, 2004 AND SEPTEMBER 30, 2004

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

        PROPERTY AND EQUIPMENT (CONT'D)
        Expenditures for maintenance and repairs are charged to expense as incurred whereas expenditures for renewals and betterments are capitalized.

        The cost and related accumulated depreciation of assets sold or otherwise disposed of during the period are removed from the accounts. Any gain or loss is reflected in the year of disposal.

        E-COMMERCE OPERATING SYSTEM DEVELOPMENT COSTS
        Costs of $2,343,487 incurred in the developmental stage and thereafter for computer hardware and software have been capitalized in accordance with accounting pronouncement SOP98-1. The costs are included in Property and Equipment and will be amortized on a straight line basis during the estimated useful life, 5 years. Operations commenced in October 2000. Amortization for the three months ended September 30, 2004 and 2003 amounted to $116,997 and $114,053, respectively.

        INTANGIBLE ASSETS
        Intangibles are stated at cost and amortized as follows: Customer Lists of $571,000 related to the Connell's Fuel Oil Company acquisition on October 28, 1996, by Able Oil Company are being amortized over a straight-line period of 15 years. The current period amortization also includes a customer list of $39,850 and Covenant Not To Compete of $100,000 relating to the acquisition from B & B Fuels on August 27, 1999, is being amortized over a straight-line period of 10 and 5 years, respectively. The amortization for the three months ended September 30, 2004 and 2003 are $3,333 and $5,000, respectively.

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

                      JUNE 30, 2004 AND SEPTEMBER 30, 2004


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

        Financial instruments which potentially subject the Company to concentrations of credit risk consists of checking and savings accounts with several financial institutions in excess of insured limits. The excess above insured limits is $1,462,454. The Company does not anticipate non-performance by the financial institutions.

        CASH
        For the purpose of the statement of cash flows, cash is defined as balances held in corporate checking accounts and money market accounts.

        ADVERTISING EXPENSE
        Advertising costs are expensed at the time the advertisement appears in various publications and other media. The expense was $92,929 and $228,562 for the three months ended September 30, 2004 and 2003, respectively.

        FAIR VALUE OF FINANCIAL INSTRUMENTS
        Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      JUNE 30, 2004 AND SEPTEMBER 30, 2004

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

                      JUNE 30, 2004 AND SEPTEMBER 30, 2004

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

                      JUNE 30, 2004 AND SEPTEMBER 30, 2004

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      JUNE 30, 2004 AND SEPTEMBER 30, 2004

NOTE 2    NOTES RECEIVABLE

A. The Company has a Receivable from Able Montgomery, Inc. and Andrew W. Schmidt related to the sale of Able Montgomery, Inc. to Schmidt, and truck financed by Able Energy, Inc. No payments of principal or interest had been received for more than one year. A new note was drawn dated June 15, 2000 for $170,000, including the prior balance, plus accrued interest. The Note bears interest at 9.5% per annum and payments commence October 1, 2000. The payments will be monthly in varying amount each year with a final payment of $55,981.07 due September 1, 2010. No payments were received in the year ended December 31, 2000. In February 2001, two (2) payments were received in the amount $2,691.66, interest only. In September 2001, $15,124.97 was received covering payments from December 2000 through October 2001, representing interest of $14,804.13 and principal of $320.84. Payments were received in November and December 2002, representing December 2001 and January 2002, a total of $3,333.34; interest of $2,678.88, and principal of $654.46. No payments have been received in more than 21 months.

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

        Management has informed us they are in negotiations with Andrew Schmidt. The amount due will be paid to bring the note current, plus interest, or the Company will foreclose and take the stock of Able Montgomery, Inc. and assume the operations of the Company as a distributor of #2 oil. Andrew Schmidt and the Company are finalizing an agreement on a method of payment. Management has stated that the value of the collateral will cover the amount due.

        Maturities of the Note Receivable are as follows:

               For the 12 Months Ending
                      September 30                    Principal Amount
                      ------------                    ----------------
                         2005                             $  34,624
                         2006                                12,811
                         2007                                14,082
                         2008                                15,480
                         2009                                17,016
                         Balance                             74,688
                                                          ---------
                                Total                     $ 168,701
                                                          =========

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      JUNE 30, 2004 AND SEPTEMBER 30, 2004


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

        Maturities of these Notes Receivable are as follows:

               For the 12 Months Ending
                      September 30                    Principal Amount
                      ------------                    ----------------
                         2005                             $  19,877
                         2006                                14,835
                         2007                                 6,843
                         2008                                 5,922
                         2009                                 6,287
                         2010                                 4,313
                                                          ---------
                               TOTAL                      $  58,077
                                                          =========

NOTE 3    INVENTORIES

              ITEMS                             SEPTEMBER 30,      JUNE 30,
                                                    2004            2004
                                                    ----            ----

              Heating Oil                        $ 379,687       $ 232,364
              Diesel Fuel                           19,663          19,998
              Kerosene                              12,547           4,906
              Propane                               34,692          13,461
              Parts, Supplies and Equipment        292,096         288,596
                                                 ---------       ---------
                   TOTAL                         $ 738,685       $ 559,325
                                                 =========       =========

NOTE 4    NOTES PAYABLE BANK

1. On September 22, 2003, the Company closed a new loan facility with UPS Capital Business Credit. The facility is a $4,300,000 term loan, payable over fifteen (15) years with interest at the prime rate, plus 1.75%, and a line of credit of $700,000 with interest at prime plus 1.00%. The payments on the term loan, due the first of each month, include principal, interest of $35,900.04, and real estate tax escrow of $2,576.63, totaling $38,476.67. Real estate tax escrow of $7,745.03 was paid at closing. September 30, 2003 was the first payment and included nine (9) days of interest plus principal totaling $20,382.02. Any payment received more than five (5) days after the due date is subject to a late charge of 5% of such payment. Upon the occurrence of an event of default, the loan shall bear interest at five percentage points (5%) above the rate otherwise in effect under the loan.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      JUNE 30, 2004 AND SEPTEMBER 30, 2004

NOTE 4    NOTES PAYABLE BANK (CONT'D)

        On March 3, 2004, the Company repaid $1,100,000 of the term loan principal balance. The monthly payments of principal and interest were reduced to $26,672.65, commencing with the payment due April 1, 2004 which was paid by the Company in March 2004. All other terms of the loan will remain the same (See Note 20).

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

        The Revolving Line of Credit advances 75% on accounts receivable less than 90 days outstanding, plus 50% of inventory up to a maximum of $700,000. The outstanding balance at September 30, 2004 is $699,236. The eligible accounts receivable were $2,261,000 and the collateral of accounts receivable were approximately $2,900,000.

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
                                                     ===========

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      JUNE 30, 2004 AND SEPTEMBER 30, 2004


NOTE 4    NOTES PAYABLE BANK (CONT'D)

        The loan advanced was $4,300,000, the balance of $161,603 was paid by the Company.

        The balance of the term loan at September 30, is            $3,042,036
        Included in current portion of long-term debt                  146,387
                                                                    ----------
        Included in long-term debt - less current portion           $2,895,649
                                                                    ==========

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

NOTE 5    NOTES PAYABLE

A. The Company has borrowed $500,000 from an unrelated individual. The Note was dated June 26, 2001 with interest at 12% per annum. The lender has granted the Company several extensions. The Note may be prepaid in whole or part from time-to-time without penalty.

        No principal payments have been made on the Note. At the maturity date, a final payment of the unpaid principal and interest shall be due and payable. In connection with this Note, the Company has issued the lender warrants to purchase 40,000 shares of its common stock at $4 per share. The warrants vest immediately and must be exercised no later than June 26, 2004. At June 30, 2004, the warrants expired. The Note was paid in full on September 22, 2003 (See Note 4 A). The same individual loaned the Company $300,000 on February 12, 2004, to be paid $100,000 per month plus interest, at 6% per annum on March, April and May 15, 2004. The balance at June 30, and September 30, 2004 was $- 0 -.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      JUNE 30, 2004 AND SEPTEMBER 30, 2004

NOTE 5    NOTES PAYABLE (CONT'D)

2. The Company has borrowed $335,000 from an unrelated Company. The mortgage and Note are dated April 16, 2003. The loan is to Able Energy New York, Inc., a wholly owned subsidiary. The loan is collateralized by a mortgage on property in Lake George, New York owned by the subsidiary and a second mortgage on property in Bolton, New York, owned by the Company's CEO who is also a guarantor on the loan. Payments of interest only on the outstanding principal balance at a rate of 14% per annum, are payable monthly. The first payment was paid June 1, 2003. The entire amount, both principal and accrued interest shall be due and payable on May 1, 2004. The loan was paid in full on March 11, 2004

NOTE 6    LONG-TERM DEBT

        Mortgage note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total Note is $145,000. The Note is payable in the monthly amount of principal and interest of $1,721.18 with and interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009 which is the final payment. The Note is secured by a mortgage made by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horican Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at September 30, 2004 and June 30, 2004 was $84,711 and $88,242, respectively.

NOTE 7    INCOME TAXES

        Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

        The differences between the statutory Federal Income Tax and Income Taxes Continuing Operation is accounted for as follows:

                                                         2004

                                                              PERCENT OF
                                                                PRETAX
                                                 AMOUNT         INCOME

        Statutory Federal Income Tax             $ 1,582         15.0%
        State Income Tax                             678          6.5
                                                 -------

        Income Taxes                             $ 2,260         21.5%
                                                 =======         ====

        Income Taxes consists of:
        Current                                  $     -
        Deferred                                   2,260
                                                 -------
             TOTAL                               $ 2,260
                                                 =======

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      JUNE 30, 2004 AND SEPTEMBER 30, 2004

NOTE 7    INCOME TAXES (CONT'D)

                                                         2003

                                                              PERCENT OF
                                                                PRETAX
                                                 AMOUNT         INCOME

        Statutory Federal Income Tax             $12,436         15.0%
        State Income Tax                           5,329          6.5
                                                 -------         -----

        Income Taxes                             $17,765         21.5%
                                                 =======         =====

        Income Taxes consist of:
         Current                                 $     -
         Deferred                                 17,765
                                                 -------
            TOTAL                                $17,765
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

        The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:

                                                        SEPTEMBER 30, 2004

                                                    TEMPORARY            TAX
                                                    DIFFERENCE          EFFECT

    Depreciation and Amortization                   $(349,558)         $(93,436)
    Allowance for Doubtful Accounts                   192,222            50,888
    Gain on Sale of Subsidiary                         18,766             4,035
    New Jersey Net Operating Loss Carryforward        501,010            45,091
    (See Note X, Prior Page)

                                                          JUNE 30, 2004

                                                    TEMPORARY            TAX
                                                    DIFFERENCE          EFFECT

    Depreciation and Amortization                   $(339,045)         $(91,176)
    Allowance for Doubtful Accounts                   192,222            50,888
    Gain on Sale of Subsidiary                         18,766             4,035
    New Jersey Net Operating Loss Carryforward        501,010            45,091
    (See Note X, prior page)

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      JUNE 30, 2004 AND SEPTEMBER 30, 2004

NOTE 7    INCOME TAXES (CONT'D)

        Able Energy, Inc., et al, open years are June 30, 2001, 2002, 2003 and 2004. The Company has a net operating loss carryforward of approximately $2,302,315. The net operating loss expires between June 30, 2019 and 2021. Able Energy, Inc and PriceEnergy.Com, inc. have a New Jersey net operating loss carryforward of approximately $489,374 and $2,217,251, respectively, which can be utilized up to 50% of the income in the year ended June 30, 2005.

        These carryforward losses are available to offset future taxable income, if any. The Company's utilization of this carryforward against future taxable income is subject to the Company having profitable operations or sale of Company assets which create taxable income. At this time, the Company believes that a full valuation allowance should be provided. The component of the deferred tax asset as of September 30, 2004 are as follows:

           Net Operating Loss Carryforward - Tax Effect            $782,787
           Valuation Allowance                                     (782,787)
                                                                   --------
           Net Deferred Tax based upon Net
               Operating Loss Carryforward                         $ - 0 -
                                                                   ========

NOTE 8    NOTE RECEIVABLE - SUBSIDIARY

        The Company has a Note Receivable from PriceEnergy.Com, Inc. for advances made in the development of the business, including hardware and software costs. All of PriceEnergy.Com, Inc.'s assets are pledged as collateral to Able Energy, Inc. The amount of the note is $1,350,000 dated November 1, 2000 with interest at 8% per annum payable quarterly. Principal payments to begin two years after the date of the Note, November 1, 2002. Through September 30, 2004, no principal has been paid. No interest was accrued for the three months ended September 30, 2004 and the year ended June 30, 2004 as the note is non performing. Unpaid accrued interest due through September 30, 2004 is $234,000. The Note, accrued interest and interest expense have been eliminated in the consolidated financial statements (See Notes 1 and 13). Able Oil Company has a Note Receivable originally dated September 30, 2002 in the amount of $1,510,372.73 from PriceEnergy.Com, Inc. The Note has been updated for transactions through September 30, 2004, resulting in a balance of $2,070,082 with interest at 8% per annum, to be paid quarterly. Principal payments to begin one year after date of Note, October 1, 2003, and continue monthly thereafter. The Note is the result of the transference of the unpaid accounts receivable which resulted from the sale of heating oil through PriceEnergy.Com, Inc. Able Oil Company has a second position as collateral in all of the assets of PriceEnergy.Com, Inc. to Able Energy, Inc. No interest has been recorded for the year ended June 30, 2004, or for the three months ended September 30, 2004. Any payments will go to pay principal. The note receivable accrued interest and interest income have been eliminated in consolidation against the amounts on PriceEnergy.Com, Inc.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      JUNE 30, 2004 AND SEPTEMBER 30, 2004

NOTE 9    PROFIT SHARING PLAN

        Effective January 1, 1997, Able Oil Company established a Qualified Profit Sharing Plan under Internal Revenue Code Section 401-K. The Company matches 25% of qualified employee contributions. The expense was $6,017 (2004) and $6,215 (2003), for the three months ended September 30.

NOTE 10   COMMITMENTS AND CONTINGENCIES

        Able Oil Company is under contract to purchase #2 oil as follows:


                                                                     GALLONS OPEN          OPEN DOLLAR
                                                                      COMMITMENT         COMMITMENT AT
 COMPANY                    PERIOD             TOTAL GALLONS          AT 9/30/04            9/30/04
-------------------- --------------------- --------------------- --------------------- --------------------

 Petrocom              11/1/04-3/31/05                  126,000               126,000             $130,272
 Conectiv Energy      10/1/04 - 4/30/05                 336,000               336,000              342,762
                                                        -------               -------             --------
 Total                                                  462,000               462,000             $473,034
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

                      JUNE 30, 2004 AND SEPTEMBER 30, 2004

NOTE 10   COMMITMENTS AND CONTINGENCIES (CONT'D)

        This has been amended by an agreement dated November 5, 2001. The entire settlement, net of attorney fees, was collected and placed in an attorney's escrow account for payment of all investigation and remediation costs. Able Energy Terminal, LLC has incurred costs of $102,956 to September 30, 2004 which are included in Prepaid Expenses and must be presented to the attorney for reimbursement. Per management, the New Jersey Department of Environental Protection (NJDEP) must issue an approval for treated water run-off. When approval is received, reimbursement can be made upon approval of the attorney and the Estate.

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

        On April 2, 2003, Able Energy received a Notice Of Violation from the New Jersey Department of Community Affairs ("DCA") citing a total of 13 violations to the New Jersey Administrative Code, Liquefied Petroleum Gas. Twelve of the violations were assessed a penalty of $500 each. One of the violations, regarding the liquid transfer from one truck to another truck, was assessed a penalty of $408,000, a second notice was received on April 29, 2003, for an alleged violation on April 12, 2003, and a fine of $5,500 was assessed for a total of $419,500. This amount is included in accrued expenses at June 30, 2003. (See below)

        Based upon initial review, the company disagrees with many of the findings of the report and disputes many of the allegations. The company has contested the DCA Notice of Violation and the assessed penalties. Counsel and the DCA have had several meetings and hearings were held in the Office of Administrative Law. The Company and DCA have settled the penalties of $419,500 for $25,000, resulting in Other Income of $394,500 in the year ended June 30, 2004. The $25,000 was paid March 10, 2004.

        The Sussex County, New Jersey, Prosecutor's Office is conducting and investigation as a result of the March 14, 2003 explosion and fire. No determination has been made with respect to its investigation.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      JUNE 30, 2004 AND SEPTEMBER 30, 2004

NOTE 10   COMMITMENTS AND CONTINGENCIES (CONT'D)

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

        The lease with Able Oil Company, a wholly owned subsidiary of Able Energy, Inc., had an expiration date of July 31, 2004 and has been extended on the same terms. The lease provides for a monthly payment of $1,200 plus a one cent per gallon through put, as per a monthly rack meter reading.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      JUNE 30, 2004 AND SEPTEMBER 30, 2004

NOTE 11   OPERATING LEASE (CONT'D)

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

        The lease does not contain any option for renewal. The total rent expense was $34,122 and $32,537 for the three months ended September 30, 2004 and 2003, respectively. The estimated future rents for Greenpond Road, Rockaway, New Jersey are as follows:

                   YEAR ENDED JUNE 30,
                         2005                             $88,181
                         July 2005                          9,799
                                                          -------
                               TOTAL                      $97,980
                                                          =======

        The following summarizes the month to month operating leases for the other subsidiaries:

                 Able Oil Melbourne             $500.00, per month
                                                Total rent expense, $6,000
                 Able Energy New York           $500.00, per month
                                                Total rent expense, $6,000

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

                      JUNE 30, 2004 AND SEPTEMBER 30, 2004

NOTE 12   FRANCHISING (CONT'D)

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

NOTE 13   RELATED PARTY TRANSACTIONS

        $44,690 is due from the major Shareholder/Officer of the Company. This amount bears interest at a rate of 6% between the Shareholder and the Company. This Shareholder has loaned the Company a total of $380,000 as of June 30, 2003, as evidenced by a Demand Note with interest at 6% per annum, which can be paid all or in part at any time without penalty. The Shareholder was repaid $135,000 on March 3, 2004 (See Note 20). The balance of the Note was paid in March 2004. Interest expense was paid in the amount of $13,033. In relation to the payment of this Note and other transactions, the Shareholder has a liability to the Company of $31,143, at June 30, 2004 and $30,675 at September 30, 2004.

        The following officers of this Company own stock in the subsidiary, PriceEnergy.Com, Inc., which they incorporated in November 1999.

                 Chief Executive Officer                     23.5%
                 President                                    3.6%
                 Chief Operating Officer                      2.3%

        No capital contributions have been made by these officers (See Notes 1 and 8).

NOTE 14   EARNINGS PER SHARE

        The shares used in the computation of the Company's basic and diluted Earnings Per Common Share are as follows:

                                                        SEPT. 30,     SEPT. 30,
                                                          2004          2003
                                                          ----          ----
             Weighted Average of Common
                    Shares Outstanding Used in Basic
                  Earnings Per Share                   2,013,250      2,013,250

             Dilutive Effect of:
                 Employee Stock Options                        -
                 Stock Warrants                                -              -
                                                       ---------      ---------
             Weighted Average Common Shares
                  Outstanding Used in Diluted
                   Earnings Per Share                  2,013,250      2,013,250
                                                       =========      =========

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      JUNE 30, 2004 AND SEPTEMBER 30, 2004


NOTE 14   EARNINGS PER SHARE (CONT'D)

        Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options, and stock warrants. For the current period, September 30, 2004, approximately 249,000 of the company's stock options and stock warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-diluted, 389,000
        (2003). These options and warrants could be dilutive in the future. The numerator for the calculation of both basic and diluted earnings per share is the earnings or loss available for common stockholders. The above table shows the denominator for basic and diluted earnings per share.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      JUNE 30, 2004 AND SEPTEMBER 30, 2004

NOTE 16   STOCK WARRANTS

        The Company has issued stock warrants as follows:

        60,000 Common Stock Purchase Warrants at $4.81 per share, effective August 31, 2000, and expiring August 31, 2005, to Andrew Alexander Wise & Company in connection with an investment banking advisory agreement with the Company, dated July 1, 2000.

        The 60,000 warrants to purchase shares of common stock were outstanding during the third quarter of 2004 and were not included in the computation of diluted EPS as the warrants' were all higher than the average stock price of $2.09 and would have been anti-diluted (See Note
        14). These warrants have not been registered under the Securities Act of 1933.

NOTE 17   COMPENSATED ABSENCES

        There has been no liability accrued for compensated absences; as in accordance with Company policy, all compensated absences, accrued vacation and sick payment must be used by December 31st. At September 30, 2004, any amount for accrual of the above is not material and has not been computed.

NOTE 18   INSURANCE CLAIM

        The Company suffered a loss on March 14, 2003 of a building, trucks, leasehold improvements, product inventory and equipment as well as cost of cleanup and restoration. The Company has filed insurance claims. The insurance adjusters are in the process of finalizing the amounts to be paid to the Company. The estimated costs not reimbursed are $425,236 and is currently shown as deferred costs insurance claims on the balance sheet. Management anticipates the insurance recovery will cover the company costs. A claim for business interruption still has to be filed and a pollution claim is also pending.

        The following is a summary of insurance claims filed:

           Building (commercial property)     $349,526
           Paid by March 31, 2004              349,526        $      -
                                              --------        --------

           Contents                           $337,617
           Paid by June 30, 2004               337,617               -
                                              --------

           Vehicles                           $302,674
           Paid by June 30, 2004               247,409          55,265
                                              --------        --------
                            Total                             $ 55,265
                                                              ========

        The above open amounts were submitted as claims but do not represent a settlement with the insurance carriers.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      JUNE 30, 2004 AND SEPTEMBER 30, 2004

NOTE 19   BUSINESS SEGMENT INFORMATION

        The Company does not have separate operating financial segments. The financial information is evaluated on a company wide basis. As such, no segment reporting is prepared for internal use.

NOTE 20   SALE OF SUBSIDIARY

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

NOTE 21   DISCONTINUED OPERATIONS

        On March 1, 2004, the Company sold the operating assets of its subsidiary, Able Propane, LLC (see Note 20), and discontinued the sale of propane fuel in the State of New Jersey.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

                      JUNE 30, 2004 AND SEPTEMBER 30, 2004

NOTE 21   DISCONTINUED OPERATIONS (CONT'D)

        Summarized financial information for discontinued operations for the three months September 30, 2003, as follows:


                                                                     2003

        TOTAL REVENUES                                            $ 345,572
                                                                  =========

        Income (Loss) from Discontinued
            Operations                                            $(171,374)
                                                                  =========


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


                              RESULTS OF OPERATIONS

                     Three Months Ended September 30, 2004,
              Compared to the Three Months Ended September 30, 2003

The Company reported revenues of $8,221,845 for the quarter ended September 30, 2004, which was an increase of $1,717,205 from the prior year's revenues of $6,504,640 for the same period. This increase can be attributed primarily to significantly higher prices paid for the commodities (primarily #2 home heating oil) purchased during the period. Gallons for the period showed a decline due to market conditions and the fact that the Company's Newton, New Jersey facility is currently inoperative due to the March 14, 2003 accident at that site.

Gross profit margin, as a percentage of revenues, for the three months ended September 30, 2004, decreased by 6.19% from $886,576 to $611,987. The decrease in margin was the result of the dramatically rising product costs during the months of July, August and September. Retail pricing was adjusted appropriately to cover most of the increases in the Company's traditional heating oil segment, Able Oil Co. while increasing volumes moving through the Company's PriceEnergy subsidiary moved gross profit margins down as this subsidiary begins greater volumes with its BJ's Heating Oil Advantage program with BJ's wholesale Club.

Selling, General, and Administrative expenses, as a percent of sales, decreased by 10.71% from 24.15% in the quarter ending September 30, 2003 to 13.44% during the same period in 2004. The Company attributes this decrease to lower costs for insurance charges, utilities, credit card processing fees, bad debt expense, and professional fees. Management will continue to aggressively manage expenditures against last year's actual using the new budget and the comprehensive financial reporting software known as Great Plains, which was implemented in July of this year.

Operating loss for the quarter ended September 30, 2004 was $(790,304) as compared to the Company's loss of $(955,103) for the quarter ended September 30, 2003. This operating loss for the quarter was directly related to the volatile market pricing and increased costs related to the explosion and fire in Newton, New Jersey on March 14, 2003, and increased operating costs for retail delivery in to the Sussex County Area.

Net loss for the quarter ended September 30, 2004 was $(872,899) as compared to the same period for the previous quarter's loss of $(1,339,916). This net loss for this quarter (which covers the non-heating related months of July August and September) was related to lower volumes due to the warm temperatures.

                            OPERATIONAL EFFICIENCIES

The Company has redefined its organizational chart and associated position descriptions (by assigning duties as required to best suit the organization's growth), which will enhance the Company's personnel utilization. The Company believes that it will continue to increase the utilization of existing personnel and equipment, thus continuing to reduce expenses as a percent of sales, and increasing profitability, within its current business configuration.

Furthermore, the Company has completed implementation of a new fuels management system called "Sunrise" which it purchased from Versyss in Providence, Rhode Island. This operating system, which is built on ".NET" (dot-net) technology, is a Microsoft(R) Windows-based application that is easier to build, deploy, and integrate with other networked systems. Sunrise is a unique new industry operating software, which allows developers, and systems administrators to more easily build and maintain the system with improvements toward performance, security, and reliability. Sunrise will permit Able Energy to increase corporate profitability, while simultaneously providing exceptional customer service. This new operating system also affords the necessary flexibility to handle multiple payment plans, can maintain the security of confidential account information, has easily customizable fields, and the capability to e-mail invoices and statements to the customer base. This operating system along with the new financial software, Great Plains, will serve to further streamline operations and information processing.

Management appreciates the importance of properly managing all aspects of expense control, and as such, has enlisted the support of an outside consultant to assist in the integration and implementation of its new comprehensive operating budget and related reporting structure which now interfaces with the new Sunrise operating system. The Company believes that these changes will enable management to quickly respond to changing trends in sales and expenses. The Company believes that its new budget structure is effective as the period ending September 30, 2004 shows a year-to-year decrease in SG&A of $466,292 or 10.71%. The combination of the new operating system and the detailed budget and reporting program now provides all levels of management with real time results not previously available.

In Able Oil Company, the Company's largest subsidiary, the margin as expressed in cents per gallon of product sold at retail, is higher for the first quarter even though it appears as though gross margin dollars are decreasing. Gross margin as a percentage of sales is lower due to the significantly higher commodity costs during this quarter. The Company's margin strategy is to use the PriceEnergy subsidiary to handle highly discounted non-service related home heating oil sales previously sold through the Able Oil subsidiary. This change will permit Able Oil Co. to grow its automatic delivery customer base using its moniker of "Full Service at Discount Prices", while the PriceEnergy entity will cater to those customers looking for the lowest possible retail price either "on-line" or over the phone. The Company believes that this further segmentation of its customer base will be successful in increasing overall profitability while enhancing customer appeal. The Company has identified several customer segments that prefer varying levels of service. By better aligning the Company's product offerings to match the desires of these customer segments, the Company believes that it will be able to capture a larger market share.

The new system known as "Flat Rate Pricing", provides the Company's sales and service personnel with a "package approach" to selling service, and provides the customer with an easy to understand invoice. This policy is consistent with the Company's customer segmentation strategy, permitting different retail prices for different customer segments, based upon their choice of service level desired. This system will interface with the Company's automated dispatch communications program that was introduced last year. Flat rate pricing has now been fully rolled out and has proven so far to be successful in streamlining the service billing process while maintaining clarity for the customer..

                 WARRENSBURG, NEW YORK OPERATIONAL ENHANCEMENTS

The Company is in the process of making operational changes to its Warrensburg, New York business, which will permit the consolidation of all daily operations on to one modern facility located in the newly developed Warrensburg Industrial Park. The Company's current propane gas storage operations on its Lake George property have been moved to the new site and the Lake George property has been sold with proceeds of the sale having been allocated to provide funding for the new operations at the industrial park. When completed, the new fuel depot and sales office will house the local sales and administrative support personnel as well as operations and fuel storage for #2 heating oil, kerosene, propane gas, and diesel fuel. When a new modular office and tank farm is completed on the new property, the Company will terminate its leased office space and fuel operations on Horicon Avenue and have all operations combined in the new location with the ability to grow the business more effectively as well as handle a greater volume of all products.

                  RECENTLY IMPLEMENTED TECHNOLOGICAL PROCEDURES

The Company has established goals, which will be accomplished through the implementation of some modern technologies that are currently being installed into the Company's existing infrastructure.

The Company has introduced additional customer service technology to its Rockaway call and administrative center during the past year. Able Energy management believes that the improvements to its existing telephone hardware and in-house management, the Company's call center environment will be provided with the ability to respond to changing call patterns, both higher and lower, without the expense of clerical over-staffing to meet unrealized needs. New telephony software will once again provide the customer with the option of placing a fuel order via a voice- activated technology. This will enable customers who simply wish to refill their fuel tank, the opportunity to quickly place an order 24 hours a day without the help of a live customer service representative.

The Company is now beginning full implementation of the recently announced automated dispatch technology, which provides management with the ability to communicate with service technicians instantaneously. This system also is now performing billing functions at the customer's location as well as documenting payment data instantaneously. Additionally, management will soon be aware of the status of every on-duty worker and be able to obtain real time reporting for stand-by, en route, and service work time. This system enables the Company to maximize scheduling opportunities and eliminate service technician down time.

                        PRICEENERGY OPERATING SUBSIDIARY

The company's operating subsidiary, PriceEnergy with its modern order-processing platform is now in full operation. This revolutionary proprietary technology is fully automated and allows for the removal of the inefficiencies associated with traditional heating oil companies within this industry. PriceEnergy generated over 4.4 million gallons in new business this past year, which were delivered by PriceEnergy's dealer network. Gallons sales this year have continued to strengthen over the same period last year. In December of 2002, PriceEnergy began sales of Home Heating Oil in the initial BJ's Wholesale Club. Gallons sold through this new venue have been increasing with each week. The Company is excited about this new sales opportunity with its new "Channel Partner", BJ's. The Company believes that this is the first of many prime retail opportunities to utilize the PriceEnergy operating platform to open new markets for the sales of heating oil and diesel fuel. The Company is also focusing its efforts now on strengthening the operating margins for this subsidiary as well as eliminating some of the operating costs.

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

The results of the company's investigation indicated that the explosion was an accident that occurred as a result of a combination of human error, mechanical malfunction, as well as the failure to follow prescribed state standards for propane delivery truck loading. On April 3, 2003, Able Energy received a Notice of Violation from the New Jersey Department of Community Affairs. The dollar amount of the original assessed penalty was appealed with the State of New Jersey and the ultimate fine totaling $25,000 was paid in March of 2004

The March 2003 accident, which affected our Newton fuel depot, has left this facility still in an "out of service" condition. We are currently working diligently to get this location back in service, at least on a limited basis, before the end of the current fiscal year. The ability to use this location will greatly improve our service level to the Sussex County delivery area. The Newton Board of Adjustment originally denied the Company's application to repair and rebuild the facility on the grounds that the zoning laws covering the Newton, New Jersey property had been changed immediately following the accident. The Company appealed the Board's decision in August of 2004, and was granted immediate permission to make some building repairs and restore power to the underground cathodic protection system. The Company is currently effectuating these repairs and will continue to move the legal process forward in order to regain use of the facility. Recently, in early November 2004, The Town of Newton appealed the court's August 2004 decision to allow Able any use of its property.

                         LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2004, compared to the three months ended September 30, 2003, the Company's cash position increased by $1,582,948 from $442,770 to $2,025,718. In the year ended June 30, 2004, the Company closed a credit facility on September 22, 2003, with UPS Business Capital Credit and obtained a term loan of $4.3 million to consolidate a large portion of its existing debt and has also obtained a working capital line of credit of $700,000. This new debt restructuring will, in future years, save in excess of $200,000 per year in interest payments and eliminate previous administrative efforts in the managing of over two-dozen individual leases and loans. The Company also sold the operating assets of a subsidiary, which yielded cash of $1,255,000 and reduced debt in excess of $1.4 million. The Company also had increased collections of customer advance payments. In the quarter ended September 30, 2004, the Company generated funds from an increase in customer advance payments and from the sale of property by its New York subsidiary yielding cash of $226,499. The cash will assist the Company with a new facility under construction in Warrensburg, New York and to grow while strengthening its infrastructure.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

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

A lawsuit (known as Karen Hicks vs. Able Energy, Inc.) has been filed against the Company by property owners who allegedly suffered property damages as a result of the March 14, 2003 explosion and fire. The Company's insurance carrier is defending as related to compensatory damages. Legal counsel is defending on the punitive damage claim. A hearing was held on March 11, 2004 on an application on certain matters by the Plaintiffs, which were denied. The Court presently has before it a motion by Plaintiffs for Class Action Certification. Per legal counsel, whether this matter is certified a Class Action will greatly influence the Company's potential exposure. Legal counsel is guardedly optimistic that Class Action will be denied.

After the March 14, 2003, fire and explosion, the town of Newton changed its zoning requirements and made fuel oil and propane distribution prohibited uses. The Company is appealing a denial of a request for building permits to reconstruct damaged and destroyed buildings and sought a Non-Conforming Use Certificate to permit the fuel oil distribution use only. On August 20, 2004, the Superior Court of New Jersey ruled that the Company may continue to use the site as a non-conforming use, but stayed its decision subject to Newton's appellate rights. On November 3, 2004, the Town of Newton Zoning Board of Adjustment entered a filing to appeal the August 20, 2004 Final Judgement of Judge B. Theodore Bozonelis of the Superior Court of New Jersey Appellate Division.

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

In addition, the following lawsuits were also filed against the Company by property owners who allegedly suffered property damage as a result of the March 14, 2003 explosion and fire: (A) Merriam Gateway v. Able Energy, Inc. which was filed on November 17, 2003 in the Superior Court of New Jersey Law Division, County of Sussex in which the plaintiff seeks unspecified compensatory and punitive damages; (B) Courtright v. Able Energy, Inc. which was filed on April 6, 2003 in the Superior Court of New Jersey Law Division, County of Sussex in which the plaintiff seeks unspecified compensatory and punitive damages; and (C) Marius and Jennifer Scholz v. Able Energy, Inc. which was filed on June 23, 2004 in the Superior Court of New Jersey Law Division, County of Sussex in which the plaintiff seeks unspecified compensatory and punitive damages.

The Company in the normal course of business has been involved in lawsuits. Current suits are being defended by the insurance carrier and should be covered by insurance.

The Company is not currently involved in any legal proceeding that could have a material adverse effect on the results of operations or the financial condition of the Company. From time to time, the Company may become a party to litigation incidental to its business. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

31.1  Certification by Chief Executive Officer pursuant to Sarbanes-Oxley
      Section 302

31.2  Certification by Chief Financial Officer pursuant to Sarbanes-Oxley
      Section 302

32.1  Certification by Chief Executive Officer pursuant to 18 U.S.C. Section
      1350

32.2  Certification by Chief Financial Officer pursuant to 18 U.S.C. Section
      1350

(b) Reports on Form 8-K


     DATE OF REPORT     ITEM REPORTED ON

    October 28, 2004    Able Energy, Inc. invoked the exemption available to
                        "controlled companies" pursuant to NASD Rule 4350(c)(5).
                        Rule 4350(c)(5) exempts a "controlled company" from the independent directors requirements of NASD Rule 4350(c).
                        A "controlled company" is a company of which more than 50% of the voting power is held by an individual, a group or another company. Rule 4350(c)(5) requires that a controlled company relying on this exemption disclose that it is a controlled company and the basis for such determination.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of November 2004.


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