Form 10-Q
period 2004-12-31
ABLE ENERGY INC
filed 2005-02-14
CIK 1065728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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


        Indicate by check X whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act for 1934 subsequent to the distribution of securities under a plan confirmed under a plan confirmed by a court Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of February 9, 2005, 2,013,250 shares, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.

                                TABLE OF CONTENTS
                                -----------------


                                                                            PAGE
                                                                            ----


PART I. - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS (UNAUDITED)

        Consolidated Balance Sheets as of June 30, 2004 and
          December 31, 2004                                               3 - 4

        Consolidated Statements of Operations for the three and six
          months ended December 31, 2004 and December 31, 2003                5

        Consolidated Statement of Stockholders' Equity six months
          ended December 31, 2004                                             6

        Consolidated Statements of Cash Flows for the six months
          ended December 31, 2004 and 2003                                7 - 8

        Notes to Unaudited Financial Statements                          9 - 31

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION                                                    32 - 35

ITEM 3. - CONTROLS AND PROCEDURES                                            35

PART II. - OTHER INFORMATION                                                 36

ITEM 1. - LEGAL PROCEEDINGS                                                  36

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS 36

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES                                    37

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                37

ITEM 5. - OTHER INFORMATION                                                  37

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                   37


                                          ABLE ENERGY, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

                                                        ASSETS
                                                        ------


                                                                                    DECEMBER 31,           JUNE 30,
                                                                                       2004                  2004
                                                                                     UNAUDITED             AUDITED
                                                                                     ---------             -------
CURRENT ASSETS:
    Cash                                                                           $    753,582         $  1,309,848
    Accounts Receivable (Less Allowance for Doubtful
       Accounts of  $181,852 and $192,222 as of December 31, and
        June 30, 2004, respectively                                                   3,926,184            2,436,554
    Inventory                                                                         1,184,411              559,325
    Notes Receivable - Current Portion                                                   52,907               51,851
    Other Receivable - Non-Compete - Current Portion                                    225,000              225,000
    Miscellaneous Receivables                                                             3,003              127,422
    Prepaid Expenses                                                                    462,527              310,142
    Deferred Costs - Insurance Claims                                                   418,236              424,547
    Prepaid Expense - Income Taxes                                                         --                  2,063
    Deferred Income Tax                                                                  52,693               54,923
    Due From Officer                                                                     74,370               75,833
                                                                                   ------------         ------------
        TOTAL CURRENT ASSETS                                                          7,152,913            5,577,508
                                                                                   ------------         ------------

PROPERTY AND EQUIPMENT:
    Land                                                                                479,346              479,346
    Buildings                                                                           946,046            1,000,268
    Trucks                                                                            3,504,172            3,217,443
    Fuel Tanks                                                                          750,288              674,765
    Machinery and Equipment                                                           1,003,159              911,177
    Leasehold Improvements                                                              600,824              607,484
    Cylinders                                                                           250,274              183,773
    Office Furniture and Equipment                                                      205,319              200,640
    Website Development Costs                                                         2,359,770            2,330,794
                                                                                   ------------         ------------
                                                                                     10,099,198            9,605,690
    Less: Accumulated Depreciation and Amortization                                   5,403,965            4,819,707
                                                                                   ------------         ------------
        NET PROPERTY AND EQUIPMENT                                                    4,695,233            4,785,983
                                                                                   ------------         ------------

OTHER ASSETS:
    Deferred Income Taxes                                                                45,091               45,091
    Deposits                                                                             50,418              137,015
    Other Receivable - Non-Compete - Less Current Portion                               675,000              675,000
    Notes Receivable - Less Current Portion                                             664,133              675,295
    Customer List, Less Accumulated Amortization of ($ 188,122)
        December 31 and June 30, 2004                                                   422,728              422,728
    Covenant Not to Compete, Less Accumulated Amortization of
        $100,000 and $96,667 at December 31 and June 30, 2004, respectively                  --                3,333
    Development Costs - Franchising                                                      13,786               18,382
    Deferred Closing Costs - Financing                                                   99,733              103,360
                                                                                   ------------         ------------

         TOTAL OTHER ASSETS                                                           1,970,889            2,080,204
                                                                                   ------------         ------------

        TOTAL ASSETS                                                               $ 13,819,035         $ 12,443,695
                                                                                   ============         ============

See Accompanying Notes


                                 ABLE ENERGY, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS(Cont'd)

                                 LIABILITIES & STOCKHOLDERS' EQUITY


                                                                  DECEMBER 31,           JUNE 30,
                                                                     2004                  2004
                                                                  (UNAUDITED)            (AUDITED)
                                                                  -----------            ---------
CURRENT LIABILITIES:
    Accounts Payable                                              $  2,867,320         $  1,703,005
    Note Payable - Bank                                                699,236              699,236
    Current Portion of Long-Term Debt                                  411,579              371,838
    Accrued Expenses                                                   286,334              318,154
    Accrued Taxes                                                       72,990               31,582
    Deferred Income                                                      2,333                2,333
    Customer Pre-Purchase Payments                                   1,961,690            1,495,906
    Customer Credit Balances                                         1,091,706              698,899
                                                                  ------------         ------------
        TOTAL CURRENT LIABILITIES                                    7,393,188            5,320,953

DEFERRED INCOME                                                         79,679               79,679
DEFERRED INCOME TAXES                                                   98,926               91,176
LONG TERM DEBT: less current portion                                 3,668,209            3,553,836
                                                                  ------------         ------------
        TOTAL LIABILITIES                                           11,240,002            9,045,644
                                                                  ------------         ------------

STOCKHOLDERS' EQUITY:
    Preferred Stock
    Authorized 10,000,000 Shares Par Value $.001 per share
     Issued - None
    Common Stock
    Authorized 10,000,000 Par Value $.001 per share Issued
      and Outstanding Shares 2,013,250 (December 31) and
         2,013,250 (June 30)                                             2,014                2,014
    Paid in Surplus                                                  5,711,224            5,711,224
    Retained Earnings (Deficit)                                     (3,134,205)          (2,315,187)
                                                                  ------------         ------------
        TOTAL STOCKHOLDERS' EQUITY                                   2,579,033            3,398,051
                                                                  ------------         ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 13,819,035         $ 12,443,695
                                                                  ============         ============

See Accompanying Notes


                                               ABLE ENERGY, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENT OF OPERATIONS

                                                           (UNAUDITED)


                                                                  THREE MONTHS DECEMBER 31,       SIX MONTHS ENDED DECEMBER 31,
                                                                   2004             2003             2004              2003
                                                                   ----             ----             ----              ----
NET SALES                                                      $ 18,988,098     $ 11,760,188     $ 27,209,943      $ 18,264,828
COST OF SALES                                                    17,197,867       10,366,316       24,807,725        15,984,380
                                                               ------------     ------------     ------------      ------------

     GROSS PROFIT                                                 1,790,231        1,393,872        2,402,218         2,280,448
                                                               ------------     ------------     ------------      ------------

EXPENSES
     Selling, General and Administrative Expenses                 1,375,879        1,409,265        2,480,579         2,980,256
     Depreciation and Amortization Expense                          306,339          280,906          603,930           551,593
                                                               ------------     ------------     ------------      ------------
        Total Expenses                                            1,682,218        1,690,171        3,084,509         3,531,849
                                                               ------------     ------------     ------------      ------------

INCOME (LOSS) FROM OPERATIONS                                       108,013         (296,299)        (682,291)       (1,251,401)
                                                               ------------     ------------     ------------      ------------

OTHER INCOME (EXPENSES):
     Interest and Other Income                                       83,610           33,469          134,486            58,698
     Interest Expense                                               (89,054)        (109,287)        (166,878)         (371,357)
     Gain (Loss) on Sale of Assets                                      429                -          (31,008)                -
     Legal Fees Relating to Other Expense                           (41,397)               -          (63,347)         (130,207)
                                                               ------------     ------------     ------------      ------------
        TOTAL OTHER INCOME (EXPENSE)                                (46,412)         (75,818)        (126,747)         (442,866)
                                                               ------------     ------------     ------------      ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                      61,601         (372,117)        (809,038)       (1,694,267)

PROVISION FOR INCOME TAXES                                            7,720           29,635            9,980            47,400
                                                               ------------     ------------     ------------      ------------

     NET INCOME (LOSS) FROM CONTINUING OPERATIONS                    53,881         (401,752)        (819,018)       (1,741,667)
                                                               ------------     ------------     ------------      ------------

DISCONTINUED OPERATIONS                                                   -         (190,450)               -          (361,825)
                                                               ------------     ------------     ------------      ------------

     (LOSS) FROM DISCONTINUED OPERATIONS                                  -         (190,450)               -          (361,825)
                                                               ------------     ------------     ------------      ------------

     NET INCOME (LOSS)                                         $     53,881     $   (592,202)    $   (819,018)     $ (2,103,492)
                                                               ============     ============     ============      ============
BASIC EARNINGS (LOSS) PER COMMON SHARE
     (Loss) from Continuing Operations                         $        .03     $       (.20)    $       (.41)     $       (.86)
                                                               ============     ============     ============      ============
     (Loss) from Discontinued Operations                       $          -     $       (.09)    $          -      $       (.18)
                                                               ============     ============     ============      ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE
     (Loss) from Continuing Operations                         $        .03     $       (.20)    $       (.41)     $       (.86)
                                                               ============     ============     ============      ============
     (Loss) from Discontinued Operations                       $          -     $       (.09)    $          -      $       (.18)
                                                               ============     ============     ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING - Used in Basic                                   2,013,250        2,013,250        2,013,250         2,013,250
                                                               ============     ============     ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING - Used in Diluted                                  2,038,786        2,013,250        2,013,250         2,013,250
                                                               ============     ============     ============      ============

See Accompanying Notes


                                        ABLE ENERGY, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                        SIX MONTHS ENDED DECEMBER 31, 2004

                                                   (UNAUDITED)


                                        COMMON STOCK
                                        .001 PAR VALUE
                                        --------------

                                                                  ADDITIONAL                            TOTAL
                                                                   PAID-IN           RETAINED        STOCKHOLDERS'
                                    SHARES          AMOUNT         SURPLUS           EARNINGS           EQUITY
                                    ------          ------         -------           --------           ------
Balance - July 1, 2004             2,013,250       $ 2,014        $5,711,224       $(2,315,187)       $3,398,051

Net Loss                                                                              (819,018)         (819,018)
                                                                                   -----------        ----------

Balance - December 31, 2004        2,013,250       $ 2,014        $5,711,224       $(3,134,205)       $2,579,033
                                   ---------       -------        ----------       -----------        ----------

See Accompanying Notes


                                        ABLE ENERGY, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 SIX MONTHS ENDED DECEMBER 31,
                                                                                    2004                2003
                                                                                    ----                ----
              CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net (Loss)                                                                      $  (819,018)        $(2,103,492)
(Loss) from Discontinued Operations                                                      --            (361,825)

-----------------------------------------------------------------------------------------------------------------

INCOME (LOSS) - CONTINUING OPERATIONS                                           $  (819,018)        $(1,741,667)
 Adjustments to Reconcile Net Income to Net Cash
  used by Operating Activities:
    Depreciation and Amortization                                                   603,930             551,593
    Loss on Disposal of Equipment                                                    35,722                  --
    (Increase) Decrease in:
       Accounts Receivable                                                       (1,489,630)           (559,751)
       Inventory                                                                   (625,086)           (503,716)
       Prepaid Expenses                                                            (152,385)            (79,451)
       Prepaid Income Taxes                                                           2,063                  --
       Deposits                                                                      86,597              32,821
       Deferred Income Tax - Asset                                                    2,230              40,730
       Insurance Claim Receivable                                                        --             349,526
       Deferred Costs - Insurance Claims                                              6,311            (125,111)
     Increase (Decrease) in:
       Accounts Payable                                                           1,164,315           1,530,183
       Accrued Expenses                                                               9,580            (100,773)
       Customer Advance Payments                                                    465,784             317,548
       Customer Credit Balance                                                      392,807             256,416
       Deferred Income Taxes                                                          7,750               6,770
       Deferred Income                                                                   --               9,333
       Taxes Payable                                                                     --             (70,972)
                                                                                -----------         -----------
       NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES CONTINUING
           OPERATIONS                                                              (309,030)            (86,521)
                                                                                -----------         -----------

CASH FLOW FROM INVESTING ACTIVITIES
 Purchase of Property and Equipment                                                (743,052)           (699,322)
 Web Site Development Costs                                                         (28,976)            (43,419)
 Cash Received on Sale of Property                                                  229,814                  --
 Disposition of Equipment                                                             4,876              73,860
 Payment on Notes Receivable - Sale of Equipment                                     10,106               2,000
 Receivable - Officer                                                                 1,463                  --
 Miscellaneous Receivables                                                          124,419             (19,395)
                                                                                -----------         -----------
       NET CASH (USED) PROVIDED  BY INVESTING ACTIVITIES CONTINUING
           OPERATIONS                                                              (401,350)           (686,276)
                                                                                -----------         -----------

See Accompanying Notes


                                  ABLE ENERGY, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (cont'd)


                                                                      SIX MONTHS ENDED DECEMBER 31,
                                                                        2004                2003
                                                                        ----                ----
CASH FLOW FROM FINANCING ACTIVITIES
  (Decrease) Increase in Notes Payable - Bank                       $        --         $(1,270,000)
   Note Payable - Other                                                      --          (1,250,000)
   Note Payable - Bank                                                       --             700,000
   Note Payable - Officer                                                    --              (1,442)
   Decrease in Long-Term Debt                                          (174,729)         (1,939,112)
   Increase in Long-Term Debt                                           328,843           4,805,223
                                                                    -----------         -----------

           NET CASH (USED) PROVIDED  BY FINANCING ACTIVITIES
                CONTINUING OPERATIONS                                   154,114           1,044,669
                                                                    -----------         -----------

DISCONTINUED OPERATIONS:
   Net Cash (Used) Provided by Discontinued Operations                       --            (280,371)
                                                                    -----------         -----------

            NET CASH (USED) PROVIDED BY DISCONTINUED
                OPERATIONS                                                   --            (280,371)
                                                                    -----------         -----------

NET (DECREASE) INCREASE IN CASH                                        (556,266)             (8,499)
Cash - Beginning of Year                                              1,309,848             400,033
                                                                    -----------         -----------
Cash - End of Year                                                  $   753,582         $   391,534
                                                                    ===========         ===========

The Company had Interest Cash Expenditures of:                      $   150,031         $   424,598
The Company had Tax Cash Expenditures of:                           $    15,949         $    54,508

See Accompanying Notes

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 2004 AND DECEMBER 31, 2004


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

MINORITY INTEREST

        The minority interest in PriceEnergy.Com, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, the losses have been charged against the Company, the majority owner. The loss for six months ended December 31, 2004 is $371,645 (See Notes 8 and 13).

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

                       JUNE 30, 2004 AND DECEMBER 31, 2004


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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The Company provides a specific allowance for accounts in excess of $3,000 due over 90 days. A general allowance of 10% is provided for the balances under $3,000 due over 90 days.

PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided by using the straight-line method based upon the estimated useful lives of the assets (5 to 40 years). Depreciation expense from continuing operations for the six months ended December 31, 2004 and 2003 amounted to $361,147 and $308,516, respectively.

        For income tax basis, depreciation is calculated by a combination of the straight-line and modified accelerated cost recovery systems established by the Tax Reform Act of 1986.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

                       JUNE 30, 2004 AND DECEMBER 31, 2004


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

E-COMMERCE OPERATING SYSTEM DEVELOPMENT COSTS

        Costs of $2,359,770 incurred in the developmental stage and thereafter for computer hardware and software have been capitalized in accordance with accounting pronouncement SOP98-1. The costs are included in Property and Equipment and will be amortized on a straight line basis during the estimated useful life, 5 years. Operations commenced in October 2000. Amortization for the six months ended December 31, 2004 and 2003 amounted to $234,854 and $229,481, respectively.

INTANGIBLE ASSETS

        Intangibles are stated at cost and amortized as follows:

        Customer Lists of $571,000 related to the Connell's Fuel Oil Company acquisition on October 28, 1996, by Able Oil Company are being amortized over a straight-line period of 15 years. The current period amortization also includes a customer list of $39,850 and Covenant Not To Compete of $100,000 relating to the acquisition from B & B Fuels on August 27, 1999, is being amortized over a straight-line period of 10 and 5 years, respectively. The amortization for the six months ended December 31, 2004 and 2003 are $3,333 and $10,000, respectively.

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

                       JUNE 30, 2004 AND DECEMBER 31, 2004


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

        Financial instruments which potentially subject the Company to concentrations of credit risk consists of checking and savings accounts with several financial institutions in excess of insured limits. The excess above insured limits is $517,128. The Company does not anticipate non-performance by the financial institutions.

CASH

        For the purpose of the statement of cash flows, cash is defined as balances held in corporate checking accounts and money market accounts.

ADVERTISING EXPENSE

        Advertising costs are expensed at the time the advertisement appears in various publications and other media. The expense was $174,287 and $348,095 for the six months ended December 31, 2004 and 2003, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

                       JUNE 30, 2004 AND DECEMBER 31, 2004


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

                       JUNE 30, 2004 AND DECEMBER 31, 2004


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

                       JUNE 30, 2004 AND DECEMBER 31, 2004


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

                       JUNE 30, 2004 AND DECEMBER 31, 2004


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

        Maturities of the Note Receivable are as follows:

                For the 12 Months Ending
                      December 31                       Principal Amount
                      -----------                       ----------------
                         2005                               $ 37,715
                         2006                                 13,118
                         2007                                 14,420
                         2008                                 15,850
                         2009                                 17,423
                         Balance                              70,175
                                Total                       $168,701

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

                       JUNE 30, 2004 AND DECEMBER 31, 2004


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

        Maturities of these Notes Receivable are as follows:

                FOR THE 12 MONTHS ENDING
                      DECEMBER 31                       PRINCIPAL AMOUNT
                      -----------                       ----------------
                         2005                               $ 15,792
                         2006                                 15,309
                         2007                                  5,878
                         2008                                  6,240
                         2009                                  5,119
                                                            --------
                                Total                       $ 48,338
                                                            ========

NOTE 3          INVENTORIES

                ITEMS                             DECEMBER 31,        JUNE 30,
                -----                                2004               2004
                                                     ----               ----

                                Heating Oil        $  815,170        $ 232,364
                Diesel Fuel                            41,324           19,998
                Kerosene                               11,325            4,906
                Propane                                29,446           13,461
                Parts, Supplies and Equipment         287,146          288,596
                                                   ----------        ---------
                        TOTAL                      $1,184,411        $ 559,325
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

                       JUNE 30, 2004 AND DECEMBER 31, 2004


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

        The Revolving Line of Credit advances 75% on accounts receivable less than 90 days outstanding, plus 50% of inventory up to a maximum of $700,000. The outstanding balance at December 31, 2004 is $699,236. The eligible accounts receivable were $2,630,991and the collateral of accounts receivable were approximately $3,261,930.

        The loan facility is guaranteed by Able Energy, Inc. Officers loans are subordinated to the lender and will remain standstill until all debt due to the lender is paid in full.

        The Agreement contains certain financial covenants as enumerated in the Agreement

        The Company paid the following loans on September 22, 2003:

                Fleet Bank                                  $ 1,340,644 (including interest and fees of $70,644)
                KMA Associates                                  750,000
                Jeff Will                                       505,000 (including interest of $5,000)
                Estate of Birdsal                               657,895 (including interest of $7,895)
                Long-term Debt                                1,084,866
                                Total Refinance               4,338,405
                Other Fees and Costs Paid at Closing            123,198
                        Total                               $ 4,461,603

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

                       JUNE 30, 2004 AND DECEMBER 31, 2004


NOTE 4          NOTES PAYABLE BANK (CONT'D)

        The loan advanced was $4,300,000, the balance of $161,603 was paid by the Company.

                The balance of the term loan at December 31, is       $3,007,988
                Included in current portion of long-term debt            148,660
                Included in long-term debt - less current portion     $2,859,328

NOTE 5          NOTES PAYABLE

        A. The Company has borrowed $500,000 from an unrelated individual. The Note was dated June 26, 2001 with interest at 12% per annum. The lender has granted the Company several extensions. The Note may be prepaid in whole or part from time-to-time without penalty.

        No principal payments have been made on the Note. At the maturity date, a final payment of the unpaid principal and interest shall be due and payable. In connection with this Note, the Company has issued the lender warrants to purchase 40,000 shares of its common stock at $4 per share. The warrants vest immediately and must be exercised no later than June 26, 2004. At June 30, 2004, the warrants expired. The Note was paid in full on September 22, 2003 (See Note 4 A). The same individual loaned the Company $300,000 on February 12, 2004, to be paid $100,000 per month plus interest, at 6% per annum on March, April and May 15, 2004. The balance at June 30, and December 31, 2004 was $- 0 -.

        B. The Company has borrowed $335,000 from an unrelated Company. The mortgage and Note are dated April 16, 2003. The loan is to Able Energy New York, Inc., a wholly owned subsidiary. The loan is collateralized by a mortgage on property in Lake George, New York owned by the subsidiary and a second mortgage on property in Bolton, New York, owned by the Company's CEO who is also a guarantor on the loan. Payments of interest only on the outstanding principal balance at a rate of 14% per annum, are payable monthly. The first payment was paid June 1, 2003. The entire amount, both principal and accrued interest shall be due and payable on May 1, 2004. The loan was paid in full on March 11, 2004

NOTE 6          LONG-TERM DEBT

        Mortgage note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total Note is $145,000. The Note is payable in the monthly amount of principal and interest of $1,721.18 with and interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009 which is the final payment. The Note is secured by a mortgage made by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horican Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at December 31, 2004 and June 30, 2004 was $81,114 and $88,242, respectively.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

                       JUNE 30, 2004 AND DECEMBER 31, 2004


NOTE 7          INCOME TAXES

        Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

        The differences between the statutory Federal Income Tax and Income Taxes Continuing Operation is accounted for as follows:

                                                             2003
                                                             ----
                                                                  PERCENT OF
                                                                    PRETAX
                                                     AMOUNT         INCOME
                                                     ------         ------

                Statutory Federal Income Tax        $  6,986         15.0%
        State Income Tax                               2,994          6.5
                                                    --------        ------
        Income Taxes                                $  9,980         21.5%
                                                    ========        ======
        Income Taxes consists of:
        Current                                     $      -
        Deferred                                       9,980
             Total                                  $  9,980


                                                             2003
                                                             ----

                                                     AMOUNT         PERCENT
                                                     ------         -------

                Statutory Federal Income Tax        $ 33,180         34.0%
        State Income Tax                              14,220          5.9
                                                    --------        ------

        Income Taxes                                $ 47,400         39.9%
                                                    ========        ======
        Income Taxes consist of:
         Current                                    $      -
         Deferred                                     47,400
                                                    --------
            Total                                   $ 47,400
                                                    ========

        (Note X) The State of New Jersey has suspended the use of carryforward losses for the years 2002 and 2003. As such, state income taxes of $45,091 have been shown as a deferred asset and as income taxes payable for the year ended June 30, 2003. New Jersey carryforward is treated separately by each Company. Able Oil Company has a New Jersey Operating Loss of $501,010 which could not be utilized in the year ended June 30, 2003. Under current New Jersey law, the carryforward will be available up to 50% of the Company's income after 2003, the Company's fiscal year ending June 30, 2005.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

                       JUNE 30, 2004 AND DECEMBER 31, 2004


NOTE 7          INCOME TAXES (CONT'D)

        The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:

                                                         DECEMBER 31, 2004
                                                         -----------------

                                                       TEMPORARY        TAX
                                                      DIFFERENCE       EFFECT
                                                      ----------       ------

       Depreciation and Amortization                  $(375,071)     $(98,926)
      Allowance for Doubtful Accounts                   181,852        48,658
         Gain on Sale of Subsidiary                      18,766         4,035
New Jersey Net Operating Loss Carryforward,             501,010        45,091
          (See Note X, above)

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

        These carryforward losses are available to offset future taxable income, if any. The Company's utilization of this carryforward against future taxable income is subject to the Company having profitable operations or sale of Company assets which create taxable income. At this time, the Company believes that a full valuation allowance should be provided. The component of the deferred tax asset as of December 31, 2004 are as follows:

Net Operating Loss Carryforward - Tax Effect                    $782,787
Valuation Allowance                                             (782,787)
Net Deferred Tax based upon Net
Operating Loss Carryforward                                     $    -0-

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

                       JUNE 30, 2004 AND DECEMBER 31, 2004


NOTE 8          NOTE RECEIVABLE - SUBSIDIARY

        The Company has a Note Receivable from PriceEnergy.Com, Inc. for advances made in the development of the business, including hardware and software costs. All of PriceEnergy.Com, Inc.'s assets are pledged as collateral to Able Energy, Inc. The amount of the note is $1,350,000 dated November 1, 2000 with interest at 8% per annum payable quarterly. Principal payments to begin two years after the date of the Note, November 1, 2002. Through December 31, 2004, no principal has been paid. No interest was accrued for the six months ended December 31, 2004 and the year ended June 30, 2004 as the note is non performing. Unpaid accrued interest due through December 31, 2004 is $234,000. The Note, accrued interest and interest expense have been eliminated in the consolidated financial statements (See Notes 1 and 13). Able Oil Company has a Note Receivable originally dated September 30, 2002 in the amount of $1,510,372.73 from PriceEnergy.Com, Inc. The Note has been updated for transactions through December 31, 2004, resulting in a balance of $3,544,389 with interest at 8% per annum, to be paid quarterly. Principal payments to begin one year after date of Note, October 1, 2003, and continue monthly thereafter. The Note is the result of the transference of the unpaid accounts receivable which resulted from the sale of heating oil through PriceEnergy.Com, Inc. Able Oil Company has a second position as collateral in all of the assets of PriceEnergy.Com, Inc. to Able Energy, Inc. No interest has been recorded for the year ended June 30, 2004, or for the six months ended December 31, 2004. Any payments will go to pay principal. The note receivable accrued interest and interest income have been eliminated in consolidation against the amounts on PriceEnergy.Com, Inc.

NOTE 9          PROFIT SHARING PLAN

        Effective January 1, 1997, Able Oil Company established a Qualified Profit Sharing Plan under Internal Revenue Code Section 401-K. The Company matches 25% of qualified employee contributions. The expense was $13,436 (2004) and $12,657 (2003), for the six months ended December 31.

NOTE 10         COMMITMENTS AND CONTINGENCIES

        Able Oil Company is under contract to purchase #2 oil as follows:

                                                                              GALLONS OPEN        OPEN DOLLAR
                                                                               COMMITMENT        COMMITMENT AT
COMPANY                       PERIOD                   TOTAL GALLONS           AT 12/31/04          12/31/04
-------                       ------                   -------------           -----------          --------
Petrocom                11/1/04 - 3/31/05                2,478,000              1,764,000          $2,272,244
Conectiv Energy         10/1/04 - 4/30/05                  336,000                168,000             169,281
Center Oil Company      12/1/04 - 1/31/05                  210,000                105,000             130,778
                                                         ---------              ---------          ----------
Total                                                    3,024,000              2,037,000          $2,572,303
                                                         =========              =========          ==========

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

                       JUNE 30, 2004 AND DECEMBER 31, 2004


NOTE 10         COMMITMENTS AND CONTINGENCIES (CONT'D)

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

        This has been amended by an agreement dated November 5, 2001. The entire settlement, net of attorney fees, was collected and placed in an attorney's escrow account for payment of all investigation and remediation costs. Able Energy Terminal, LLC has incurred costs of $102,956 to December 31, 2004 which are included in Prepaid Expenses and must be presented to the attorney for reimbursement. The New Jersey Department of Environmental Protection (NJDEP) has issue an approval for treated water run-off. The ruling is for a 180 day period which can be renewed for an additional 180 days, per management, during which a valid permit must be obtained. When approval is received and contract invoice wording is sufficient for the attorney, reimbursement can be made upon approval of the attorney and the Estate.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

                       JUNE 30, 2004 AND DECEMBER 31, 2004


NOTE 10         COMMITMENTS AND CONTINGENCIES (CONT'D)

        Following an explosion and fire that occurred at the Able Energy Facility in Newton, NJ on March 14, 2003, and through the subsequent clean up efforts, Able Energy has cooperated fully with all local, state and federal agencies in their investigations into the cause of this accident.

        All violation charges with the New Jersey Department of Community Affairs and OSHA have been settled and paid.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

                       JUNE 30, 2004 AND DECEMBER 31, 2004


NOTE 10         COMMITMENTS AND CONTINGENCIES (CONT'D)

        The Company in the normal course of business has been involved in law suits. Current suits are being defended by the insurance carrier and should be covered by insurance and legal counsel is defending on punitive damage claims as noted above.

NOTE 11         OPERATING LEASE

        Able Energy Terminal, LLC, has acquired the following lease on the property it purchased on Route 46 in Rockaway, New Jersey.

        The lease with Able Oil Company, a wholly owned subsidiary of Able Energy, Inc., had an expiration date of July 31, 2004 and has been rewritten. The lease provides for a change of $0.022 per gallon through put, as per a monthly rack meter reading.

        Estimated future rents are $0.022 per gallon through put charges per the monthly rack meter readings.

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

        The lease does not contain any option for renewal. The total rent expense was $71,772 and $64,774 for the six months ended December 31, 2004 and 2003, respectively. The estimated future rents for Greenpond Road, Rockaway, New Jersey are as follows:

                YEAR ENDED JUNE 30,
                -------------------
                       2005                             $58,794
                       July 2005                          9,799
                                                        -------
                                Total                   $68,593
                                                        =======

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

                       JUNE 30, 2004 AND DECEMBER 31, 2004


NOTE 11         OPERATING LEASE (CONT'D)

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

NOTE 13         RELATED PARTY TRANSACTIONS

        $44,690 is due from the major Shareholder/Officer of the Company. This amount bears interest at a rate of 6% between the Shareholder and the Company. This Shareholder has loaned the Company a total of $380,000 as of June 30, 2003, as evidenced by a Demand Note with interest at 6% per annum, which can be paid all or in part at any time without penalty. The Shareholder was repaid $135,000 on March 3, 2004 (See Note 20). The balance of the Note was paid in March 2004. Interest expense was paid in the amount of $13,033. In relation to the payment of this Note and other transactions, the Shareholder has a liability to the Company of $31,143, at June 30, 2004 and $74,370 at December 31, 2004.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

                       JUNE 30, 2004 AND DECEMBER 31, 2004


NOTE 14         EARNINGS PER SHARE

The shares used in the computation of the Company's basic and diluted Earnings Per Common Share are as follows:

                                                        DEC. 31,       DEC. 31,
                                                          2004           2003
                                                          ----           ----
Weighted Average of Common
       Shares Outstanding Used in Basic
     Earnings Per Share                                 2,013,250      2,013,250

Dilutive Effect of:
    Employee Stock Options-Three months 12/31/04           25,536              -
    Stock Warrants                                              -              -
                                                        ---------      ---------
Weighted Average Common Shares
     Outstanding Used in Diluted
      Earnings Per Share-Three months 12/31/04          2,038,786      2,013,250
                                                        =========      =========

        Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options, and stock warrants. For the current period, December 31, 2004, approximately 249,000 of the company's stock options and stock warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-diluted, 389,000 (2003). These options and warrants could be dilutive in the future. The numerator for the calculation of both basic and diluted earnings per share is the earnings or loss available for common stockholders. The above table shows the denominator for basic and diluted earnings per share.

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

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

                       JUNE 30, 2004 AND DECEMBER 31, 2004


NOTE 15         STOCK OPTION PLANS (CONT'D)

        Options granted currently expire no later than 3 to 5 years from the grant and have vesting periods from none to 25% at grant and 25% each anniversary.

                                               OUTSTANDING OPTIONS
                                               -------------------

                           NUMBER OF SHARES       EXERCISE PRICE         TERM
                           ----------------       --------------         ----

January 6, 2000
   Grants                       56,000
   Exercises                    0                      $5.00           5 years

December 21, 2000
   Grants                       60,000
   Exercises                    0                      $1.80           5 years

   Grants                       23,000
   Exercises                    0                      $2.25           5 years

October 22, 2002
   Grants                       50,000
   Exercises                    0                      $3.00           5 years


NOTE 16         STOCK WARRANTS

        The Company has issued stock warrants as follows:

        60,000 Common Stock Purchase Warrants at $4.81 per share, effective August 31, 2000, and expiring August 31, 2005, to Andrew Alexander Wise & Company in connection with an investment banking advisory agreement with the Company, dated July 1, 2000.

        The 60,000 warrants to purchase shares of common stock were outstanding during the fourth quarter of 2004 and were not included in the computation of diluted EPS as the warrants' were all higher than the average stock price of $2.78 and would have been anti-diluted (See Note 14). These warrants have not been registered under the Securities Act of 1933.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

                       JUNE 30, 2004 AND DECEMBER 31, 2004


NOTE 17         COMPENSATED ABSENCES

        There has been no liability accrued for compensated absences; as in accordance with Company policy, all compensated absences, accrued vacation and sick payment must be used by December 31st.

NOTE 18         INSURANCE CLAIM

        The Company suffered a loss on March 14, 2003 of a building, trucks, leasehold improvements, product inventory and equipment as well as cost of cleanup and restoration. The Company has filed insurance claims. The insurance adjusters are in the process of finalizing the amounts to be paid to the Company. The estimated costs not reimbursed are $418,236 and is currently shown as deferred costs insurance claims on the balance sheet. Management anticipates the insurance recovery will cover the company costs. A claim for business interruption still has to be filed and a pollution claim is also pending.

        The following is a summary of insurance claims filed:

                Building (commercial property)     $349,526
                Paid by March 31, 2004               349,526        $      -
                                                   ---------

                Contents                           $337,617
                Paid by June 30, 2004                337,617               -
                                                   ---------

                Vehicles                           $302,674
                Paid by June 30, 2004                247,409          55,265
                                                   ---------        --------
                Total                                               $ 55,265
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

                       JUNE 30, 2004 AND DECEMBER 31, 2004


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

        Summarized financial information for discontinued operations for the six months December 31, 2003, as follows:

                                                                  2003
                                                                  ----

                TOTAL REVENUES                                 $1,012,734

                Income (Loss) from Discontinued
                  Operations                                    $(361,825)

                       ABLE ENERGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

                       JUNE 30, 2004 AND DECEMBER 31, 2004


NOTE 21         DISCONTINUED OPERATIONS (CONT'D)

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


NOTE 22         OTHER

        In December 2004, the major shareholder and Company Chief Executive Officer (CEO) signed a contract and received a deposit representing the sale of his 50% plus interest in the Company.

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

                              RESULTS OF OPERATIONS

                       Six Months Ended December 31, 2004,
              Compared to the Three Months Ended December 31, 2003

         The Company reported revenues of $27,209,943 for the six months ended December 31, 2004, which was an increase of $8,945,115 from the prior year's revenues of $18,264,828 for the same period. This increase can be attributed primarily to significantly higher prices for the commodity in the world market for crude and refined oil products resulting in higher wholesale prices being paid by the company for these commodities (primarily #2 home heating oil) purchased during the period. Gallons for the quarter ending December 31, 2004 were higher due to increased gallons in the Company's PriceEnergy subsidiary.

        Gross profit margin, as a percentage of revenues, for the six months ended December 31, 2004, decreased by 3.66%. Total dollar amount of gross profit margin increased by $121,770 on higher sales. The decrease in margin percentage was the result of the dramatically rising product costs during the months of July through December. Retail pricing was adjusted appropriately to cover most of the increases in the Company's traditional heating oil segment, Able Oil Co. while increasing volumes moving through the Company's PriceEnergy subsidiary moved gross profit margins down as this subsidiary continues to move higher volumes with its BJ's Heating Oil Advantage program with BJ's wholesale Club.

        Selling, General, and Administrative expenses, as a percent of sales, decreased by 7.20% from 16.32% in the six months ending December 31, 2003 to 9.12% during the same period in 2004. The Company attributes this decrease to lower costs for utilities, credit card processing fees, bad debt expense, vehicle repair and maintenance, and legal professional fees. Management will continue to aggressively manage expenditures against last year's actual using the new budget process put into place for this current fiscal year and the comprehensive financial reporting software known as Great Plains, which was implemented in July of this year.

        The three months ended December 31, 2004 had operating income of $108,013 compared to a prior year loss of $(296,299). Operating loss for the six months ended December 31, 2004 was $(682,291) as compared to the Company's loss of $(1,251,401) for the quarter ended December 31, 2003. This operating loss for the six months was directly related to the volatile market pricing, increased costs related to the explosion and fire in Newton, New Jersey on March 14, 2003, and the continuing losses of the Company's PriceEnergy subsidiary.

        The three months ended December 31, 2004, the beginning of the heating season, had a profit of $53,881 as compared to a prior year loss of $(592,202) for the comparative three months. Net loss for the six months ended December 31, 2004 was $(819,018) as compared to the same period for the previous year's loss of $(2,103,492). This net loss for the six months was related to lower volumes due to the warm temperatures in the first quarter ended September 30th.

                            OPERATIONAL EFFECTIVENESS

        The Company is continuing to redefine its organizational chart and associated position descriptions (by transferring responsibilities as required to best suit the organization's growth), which is enhancing the Company's personnel utilization. The Company believes that it will continue to increase the utilization of existing personnel and equipment, thus continuing to reduce expenses as a percent of sales, and increasing profitability, within its current business configuration. This process is monitored and guided via bi-weekly meetings of the Company's executive committee whereby policies are reviewed, results evaluated, and changes made to continue to stay focused on improving the Company's profitability.


        Furthermore, the Company has completed implementation of its new fuels management system called "Sunrise" which it purchased from Versyss in Providence, Rhode Island. This operating system, which is built on ".NET" (dot-net) technology, is a Microsoft(R) Windows-based application that is easier to build, deploy, and integrate with other networked systems. Sunrise is unique new industry operating software, which allows developers, and systems administrators to more easily build and maintain the system with improvements toward performance, security, and reliability. Sunrise will permit Able Energy to increase corporate profitability, while simultaneously providing exceptional customer service. This new operating system also affords the necessary flexibility to handle multiple payment plans, can maintain the security of confidential account information, has easily customizable fields, and the capability to e-mail invoices and statements to the customer base. This operating system along with the new financial software, Great Plains, will serve to further streamline operations and information processing. Management learned subsequent to the close of the quarter ending December 31, 2004, that Versyss Commercial Systems, LLC, in Providence, Rhode Island has sold their new Sunrise software to Advanced Digital Data, Inc. (ADD Systems) of Flanders, New Jersey. ADD Systems is a leader in the energy software industry and the Company (Able) expects ADD Systems to continue to provide a high level of service in support and on-going development of the Sunrise software.

        Management values the significance of correctly managing all aspects of expense control, and as such, has enlisted the support of an outside consultant to assist in the integration and implementation of its new comprehensive operating budget and related reporting structure which now interfaces with the new Sunrise operating system. The Company believes that these changes will enable management to quickly respond to changing trends in sales and expenses. The Company believes that its new budget structure is effective as the period ending December 31, 2004 shows a year-to-year decrease in SG&A of $499,677 or 16.76%. The combination of the new operating system and the detailed budget and reporting program is now providing all levels of management with real time results not previously available. These results have now been designed to report down to the department level, which is line with the Company's goal of holding each level of management accountable for improved operating and sales results.

        The Company's margin strategy is to use the PriceEnergy subsidiary to handle highly discounted non-service related home heating oil sales previously sold through the Able Oil subsidiary. This change will permit Able Oil Co. to grow its automatic delivery customer base using its moniker of "Full Service at Discount Prices", while the PriceEnergy entity will cater to those customers looking for the lowest possible retail price either "on-line" or over the phone. The Company believes that this further segmentation of its customer base will be successful in increasing overall profitability while enhancing customer appeal. The Company has identified several customer segments that prefer varying levels of service. By better aligning the Company's product offerings to match the desires of these customer segments, the Company believes that it will be able to capture a larger market share as well as protect the margin strategy of the Company's conventional full service subsidiary, Able Oil Company.

        The Company has taken a dramatic new approach in the provision of HVAC products and services to its customer base. This division of the Company's business has traditionally been viewed as a support vehicle for the full service oil delivery business in order to maintain customer loyalty through the provision of necessary services to maintain the customer's heating or cooling system. This business segment is now charged with being a self-funding independent business unit within Able Oil and as such must be profitable. The service department has now turned a profit of $153,479 for the six months ending December 31, 2004 vs. a loss for the same period last year. This is now possible through the Company's focus on individual performance and accountability within this department as well as with the assistance of Flat Rate Pricing methodology. This new system of "Flat Rate Pricing", provides the Company's sales and service personnel with a "package approach" to selling service, and provides the customer with an easy to understand invoice. This policy is consistent with the Company's customer segmentation strategy, permitting different retail prices for different customer segments, based upon their choice of service level desired. This system will interface with the Company's automated dispatch communications program that was introduced last year. Flat rate pricing has now been fully rolled out and has proven so far to be successful in streamlining the service billing process while maintaining clarity for the customer.

                 WARRENSBURG, NEW YORK OPERATIONAL ENHANCEMENTS

        The Company is still in the process of making operational changes to its Warrensburg, New York business, which will permit the consolidation of all daily operations on to one modern facility located in the newly developed Warrensburg Industrial Park. The Company's current propane gas storage operations on its Lake George property have been moved to the new site and the Lake George property has been sold with proceeds of the sale having been allocated to provide funding for the new operations at the industrial park. When completed, the new fuel depot and sales office will house the local sales and administrative support personnel as well as operations and fuel storage for #2 heating oil, kerosene, propane gas, and diesel fuel. When a new modular office and tank farm is completed on the new property, the Company will terminate its leased office space and fuel operations on Horicon Avenue and have all operations combined in the new location with the ability to grow the business more effectively as well as handle a greater volume of all products. As of December 31, 2004, the Company has completed the installation of, and is now using two new 30,000-gallon propane storage tanks to service its customer base in that area. The project is greater than halfway completed as contractors are in the process of finishing the installation of the already delivered modular office space and completion of site work. During the course of the next 12 months, the installation of #2 heating oil, kerosene, and diesel storage tanks, will complete the project.

RECENTLY IMPLEMENTED TECHNOLOGICAL PROCEDURES

        The Company has established goals, which will be accomplished through the implementation of some modern technologies that are currently being installed into the Company's existing infrastructure.

        The Company has introduced additional customer service technology to its Rockaway call and administrative center during the past year. Able Energy management believes that the improvements to its existing telephone hardware and in-house management, the Company's call center environment will be provided with the ability to respond to changing call patterns, both higher and lower, without the expense of clerical over-staffing to meet unrealized needs. This telephony software known, as Votara will once again provide the customer with the option of placing a fuel order via a voice- activated technology. This will enable customers who simply wish to refill their fuel tank, the opportunity to quickly place an order 24 hours a day without the help of a live customer service representative.

        The Company is now beginning full implementation of the recently announced automated dispatch technology, which provides management with the ability to communicate with service technicians instantaneously. This system also is now performing billing functions at the customer's location as well as documenting payment data instantaneously. Additionally, management will soon be able to monitor the status of every on-duty worker and be able to obtain real time reporting for stand-by, en route, and service work time. This system enables the Company to maximize scheduling opportunities and eliminate service technician down time.

                        PRICEENERGY OPERATING SUBSIDIARY

        The company's operating subsidiary, PriceEnergy with its modern order-processing platform, has been in full operation for the past three years. This revolutionary proprietary technology is fully automated and allows for the removal of the inefficiencies associated with traditional heating oil companies within this industry. PriceEnergy generated over 4.4 million gallons in new business this past year, which were delivered by PriceEnergy's dealer network. Gallons sales, this year, have continued to strengthen over the same period last year. In December of 2002, PriceEnergy began sales of Home Heating Oil in the initial BJ's Wholesale Club. Gallons sold through this new venue have been increasing with each week. The Company is excited about this new sales opportunity with its new "Channel Partner", BJ's. The Company believes that this is the first of many prime retail opportunities to utilize the PriceEnergy operating platform to open new markets for the sales of heating oil and diesel fuel. The Company is also focusing its efforts now on strengthening the operating margins for this subsidiary as well as eliminating some of the operating costs. The subsidiary has experienced continued losses since its inception. Net loss for the first six months ending December 31, 2004 was $371,645.

MARCH 2003 ACCIDENT

        The March 2003 accident, which affected our Newton fuel depot, continues to leave this facility in an "out of service" condition. We are currently working diligently to get this location back in service, at least on a limited basis, before the end of the current fiscal year. The ability to use this location will greatly improve our service level to the Sussex County delivery area of Northwestern New Jersey. The Newton Board of Adjustment originally denied the Company's application to repair and rebuild the facility on the grounds that the zoning laws covering the Newton, New Jersey property had been changed immediately following the accident. The Company appealed the Board's decision in August of 2004, and was granted immediate permission to make some building repairs and restore power to the underground cathodic protection system, which safeguards the underground tanks from corrosion. The Company is currently effectuating these repairs and will continue to move the legal process forward in order to regain use of the facility. Recently, in early November 2004, The Town of Newton appealed the court's August 2004 decision to allow Able any use of its property. This appeal by the Town of Newton is currently in progress.

LIQUIDITY AND CAPITAL RESOURCES

        For the six months ended December 31, 2004, compared to the six months ended December 31, 2003, the Company's cash position increased by $362,048 from $391,534 to $753,582. In the year ended June 30, 2004, the Company closed a credit facility on September 22, 2003, with UPS Business Capital Credit and obtained a term loan of $4.3 million to consolidate a large portion of its existing debt and has also obtained a working capital line of credit of $700,000. This new debt restructuring will, in future years, save in excess of $200,000 per year in interest payments and eliminate previous administrative efforts in the managing of over two-dozen individual leases and loans. The Company also sold the operating assets of a subsidiary, which yielded cash of $1,255,000 and reduced debt in excess of $1.4 million. The Company also had increased collections of customer advance payments. In the six months ended December 31, 2004, the Company generated funds from an increase in customer advance payments and from the sale of property by its New York subsidiary yielding cash of $226,499. The cash will assist the Company with a new facility under construction in Warrensburg, New York and to grow in that marketplace while strengthening its infrastructure.

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

ITEM 3. CONTROLS AND PROCEDURES

        The Company maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and the Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        The Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and the Principal Accounting Officer. Based on that evaluation, our management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2004.

        There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        31.1 Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302

        31.2 Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

        32.1    Certification by Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350

        32.2    Certification by Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350

(b) Reports on Form 8-K

        DATE OF FORM 8-K

        December 21, 2004       ITEM 5.01, CHANGE IN CONTROL OF REGISTRANT.
                                Timothy Harrington, Chief Executive officer of the Company, sold an aggregate of 1,007,300 shares of the Company's common stock to All
                                American Plazas, Inc. ("All American"). The purchase price for the sale was $7,500,000, of which $2,750,000 was paid in cash and All
                                American issued promissory notes in the
                                aggregate principal amount of $4,750,000 to Mr.
                                Harrington.

        October 28, 2004        ITEM 8.01, OTHER EVENTS. The Company invoked the
                                exemption available to "controlled companies" pursuant to NASD Rule 4350(c)(5). Rule
                                4350(c)(5) exempts a "controlled company" from the independent directors requirements of NASD
                                Rule 4350(c). A "controlled company" is a company of which more than 50% of the voting power is held by an individual, a group or another company. Rule 4350(c)(5) requires that a controlled company relying on this exemption disclose that it is a controlled company and the basis for such determination.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of February 2005.

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