Form 10-Q
period 2005-03-31
ABLE ENERGY INC
filed 2005-05-16
CIK 1065728

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
    (Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

                                       OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from               to
                                -----------    -----------

                        Commission file number: 001-15035

                                ABLE ENERGY, INC.
            (An exact name of registrant as specified in its charter)

         DELAWARE                                              22-3520840
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                             identification No.)

          198 GREEN POND ROAD
          ROCKAWAY, NJ                                         07866
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code: (973) 625-1012


                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check X whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of May 12, 2005, 2,449,520 shares, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.


                                                  TABLE OF CONTENTS

                                                                                                               PAGE

PART I.      FINANCIAL INFORMATION
             ---------------------
Item 1.      Consolidated Balance Sheets as of June 30, 2004 and March 31, 2005                                   3
             Consolidated Statements of Income for the Three and Nine Months Ended March 31, 2005 and 2004        5
             Consolidated Statement of Stockholders' Equity for the Nine Months March 31, 2005                    6
             Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2005                       7
             Notes to Unaudited Financial Statements                                                              9
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations               22
Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                          25
Item 4.      Controls and Procedures                                                                             25
Part II.     OTHER INFORMATION
             ------------------
Item 1.      Legal Proceedings                                                                                   25
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                                         26
Item 3.      Defaults Upon Senior Securities                                                                     26
Item 4.      Submission of Matters to a Vote of Security Holders                                                 26
Item 5.      Other Information                                                                                   26
Item 6.      Exhibits                                                                                            27


                                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                      ABLE ENERGY, INC. AND SUBSIDIARIES

                                         CONSOLIDATED BALANCE SHEETS

                                                    ASSETS

                                                                                  MARCH 31,       JUNE 30,
                                                                                    2005             2004
                                                                                  UNAUDITED        AUDITED
                                                                                ------------    ------------
CURRENT ASSETS:
    Cash                                                                        $    263,130    $  1,309,848
    Accounts Receivable (Less Allowance for Doubtful
       Accounts of  $132,992 and $192,222 as of March 31, 2005 and
        June 30, 2004, respectively)                                               3,877,335       2,436,554
    Inventory                                                                        903,148         559,325
    Notes Receivable - Current Portion                                                55,346          51,851
    Other Receivable - Non-Compete - Current Portion                                 225,000         225,000
    Miscellaneous Receivables                                                         56,095         127,422
    Prepaid Expenses                                                                 569,950         310,142
    Deferred Costs - Insurance Claims                                                207,999         424,547
    Prepaid Expense - Income Taxes                                                      --             2,063
    Deferred Income Tax                                                               42,223          54,923
    Other Receivable (Note 13)                                                        67,340          75,833
                                                                                ------------    ------------
        TOTAL CURRENT ASSETS                                                       6,267,566       5,577,508
                                                                                ------------    ------------

PROPERTY AND EQUIPMENT:
    Land                                                                             479,346         479,346
    Buildings                                                                        946,046       1,000,268
    Trucks                                                                         3,562,186       3,217,443
    Fuel Tanks                                                                       800,025         674,765
    Machinery and Equipment                                                          994,755         911,177
    Leasehold Improvements                                                           702,142         607,484
    Cylinders                                                                        295,476         183,773
    Office Furniture and Equipment                                                   205,319         200,640
    Website Development Costs                                                      2,377,270       2,330,794
                                                                                ------------    ------------
                                                                                  10,362,565       9,605,690
    Less: Accumulated Depreciation and Amortization                                5,686,700       4,819,707
                                                                                ------------    ------------
        NET PROPERTY AND EQUIPMENT                                                 4,675,865       4,785,983
                                                                                ------------    ------------

OTHER ASSETS:
    Deferred Income Taxes                                                             33,391          45,091
    Deposits                                                                          50,418         137,015
    Other Receivable - Non-Compete - Less Current Portion                            450,000         675,000
    Notes Receivable - Less Current Portion                                          653,414         675,295
    Customer List, Less Accumulated Amortization of ($188,122)
        March 31, 2005 and June 30, 2004                                             422,728         422,728
    Covenant Not to Compete, Less Accumulated Amortization of
        $100,000 and $96,667 at March 31,2005 and June 30, 2004, respectively           --             3,333
    Development Costs - Franchising                                                   11,489          18,382
    Deferred Closing Costs - Financing                                                97,920         103,360
                                                                                ------------    ------------

         TOTAL OTHER ASSETS                                                        1,719,360       2,080,204
                                                                                ------------    ------------

        TOTAL ASSETS                                                            $ 12,662,791    $ 12,443,695
                                                                                ============    ============

                                            See Accompanying Notes


                            ABLE ENERGY, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS(CONT'D)

                            LIABILITIES & STOCKHOLDERS' EQUITY


                                                               MARCH 31,       JUNE 30,
                                                                 2005           2004
                                                              (UNAUDITED)      (AUDITED)
                                                             ------------    ------------
CURRENT LIABILITIES:
    Accounts Payable                                         $  2,214,552    $  1,703,005
    Note Payable - Bank                                           699,236         699,236
    Note Payable - Other                                          275,000            --
    Current Portion of Long-Term Debt                             413,951         371,838
    Accrued Expenses                                              295,904         318,154
    Accrued Taxes                                                  79,348          31,582
    Employee Income Tax Withheld                                  146,624            --
    Deferred Income                                                  --             2,333
    Customer Pre-Purchase Payments                                795,937       1,495,906
    Customer Credit Balances                                      228,729         698,899
                                                             ------------    ------------
        TOTAL CURRENT LIABILITIES                               5,149,281       5,320,953

DEFERRED INCOME                                                    79,679          79,679
DEFERRED INCOME TAXES                                             102,256          91,176
LONG TERM DEBT: less current portion                            3,647,962       3,553,836
                                                             ------------    ------------
        TOTAL LIABILITIES                                       8,979,178       9,045,644
                                                             ------------    ------------

STOCKHOLDERS' EQUITY:
    Preferred Stock
    Authorized 10,000,000 Shares Par Value $.001 per share
     Issued - None
    Common Stock
    Authorized 10,000,000 Par Value $.001 per share Issued
      and Outstanding Shares 2,449,520 (March 31) and
         2,013,250 (June 30)                                        2,450           2,014
    Paid in Surplus                                             6,245,907       5,711,224
    Retained Earnings (Deficit)                                (2,564,744)     (2,315,187)
                                                             ------------    ------------
        TOTAL STOCKHOLDERS' EQUITY                              3,683,613       3,398,051
                                                             ------------    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 12,662,791    $ 12,443,695
                                                             ============    ============

                                  See Accompanying Notes


                                         ABLE ENERGY, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENT OF OPERATIONS

                                                    (UNAUDITED)


                                                        THREE MONTHS MARCH  31,       NINE MONTHS ENDED MARCH 31,
                                                     ----------------------------    -----------------------------
                                                         2005            2004           2005             2004
                                                     ------------    ------------    ------------    ------------
NET SALES                                            $ 23,668,771    $ 16,645,044    $ 50,878,714    $ 34,909,872

COST OF SALES                                          20,923,233      13,807,152      45,730,958      29,791,532
                                                     ------------    ------------    ------------    ------------

   GROSS PROFIT                                         2,745,538       2,837,892       5,147,756       5,118,340
                                                     ------------    ------------    ------------    ------------

EXPENSES
   Selling, General and Administrative Expenses         1,651,567       1,781,421       4,132,146       4,761,677
   Depreciation and Amortization Expense                  286,845         293,592         890,775         845,185
                                                     ------------    ------------    ------------    ------------
      TOTAL EXPENSES                                    1,938,412       2,075,013       5,022,921       5,606,862
                                                     ------------    ------------    ------------    ------------

   INCOME (LOSS) FROM OPERATIONS                          807,126         762,879         124,835        (488,522)
                                                     ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
   Gain on Sale of Subsidiary                                           2,668,490                       2,668,490
   Interest and Other Income                               53,719          25,386         188,205          84,084
   Interest Expense                                       (97,240)       (118,312)       (264,118)       (489,669)
   Gain (Loss) on Sale of Assets                            7,500                         (23,508)
   Other (Expense) Income (Notes 10 and 22)              (110,237)                       (110,237)
   Legal and Professional Fees relating to Other
         (Expense) Income                                 (65,907)        (69,700)       (129,254)       (199,907)
                                                     ------------    ------------    ------------    ------------
      TOTAL OTHER INCOME (EXPENSES)                      (212,165)      2,505,864        (338,912)      2,062,998
                                                     ------------    ------------    ------------    ------------

   INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES        594,961       3,268,743        (214,077)      1,574,476

PROVISION (REDUCTION) FOR INCOME TAXES                     25,500         143,440          35,480         190,840
                                                     ------------    ------------    ------------    ------------

   NET INCOME (LOSS) FROM CONTINUING OPERATIONS      $    569,461    $  3,125,303    $   (249,557)   $  1,383,636
                                                     ============    ============    ============    ============

DISCONTINUED OPERATIONS                                      --           344,319            --           (17,506)
                                                     ------------    ------------    ------------    ------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                  --           344,319            --           (17,506)
                                                     ------------    ------------    ------------    ------------

    NET INCOME (LOSS)                                $    569,461    $   (249,557)   $  3,469,622    $  1,366,130
                                                     ============    ============    ============    ============

BASIC EARNINGS INCOME (LOSS) PER COMMON SHARE
    INCOME FROM CONTINUING OPERATIONS                $        .28    $       1.55    $       (.12)   $       0.69
                                                     ============    ============    ============    ============

    INCOME (LOSS) FROM DISCONTINUED OPERATIONS       $       --      $        .17    $       --      $       (.01)
                                                      ==========     ============    ========        ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE
    INCOME FROM CONTINUING OPERATIONS                $        .28    $       1.53    $       (.12)   $       0.68
                                                     ============    ============    ============    ============

    INCOME (LOSS) FROM DISCONTINUED OPERATIONS       $       --      $        .17    $       --      $       (.01)
                                                     ===========     ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING - USED IN BASIC                         2,030,281        2,013,250       2,030,281       2,013,250
                                                     ===========     ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING - USED IN DILUTED                       2,052,481        2,040,588       2,030,281       2,040,588
                                                     ===========     ============    ============    ============


                                               See Accompanying Notes

                                      ABLE ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                       NINE MONTHS ENDED MARCH 31, 2005

                                                  (UNAUDITED)


                                       Common Stock
                                      $.001 Par Value
                                      ---------------

                                                                Additional                         Total
                                                                  Paid-in        Retained       Stockholders'
                                Shares           Amount           Surplus        Earnings          Equity
                             -----------      -----------      -----------     -----------      -----------
Balance - July 1, 2004         2,013,250      $     2,014      $ 5,711,224     $(2,315,187)     $ 3,398,051

Additional Shares Issued         436,270              436          534,683                          535,119

Net Loss                                                                          (249,557)        (249,557)
                             -----------      -----------      -----------     -----------      -----------

Balance - March 31, 2005      2,449,520       $     2,450      $ 6,245,907     $(2,564,744)     $ 3,683,613
                              =========       ===========      ===========     ===========      ===========






                                            See Accompanying Notes


                                     ABLE ENERGY, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENT OF CASH FLOW

                                                 (UNAUDITED)

                                                                            NINE MONTHS ENDED MARCH  31,
                                                                              UNAUDITED
                                                                                 2005             2004
                                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net Income (Loss)                                                            $  (249,557)     $ 1,366,130
(Loss) from Discontinued Operations                                                               (17,506)
-----------------------------------------------------------------------------------------------------------
Income (Loss) - Continuing Operations                                           (249,557)       1,383,636
   Adjustments to Reconcile Net Income (Loss) to Net Cash
    used by Operating Activities:
      Depreciation and Amortization                                              890,775          845,185
      Consulting Fee                                                               3,247             --
      Gain on Disposal of Equipment                                               35,722             --
      Gain on Sale of Subsidiary                                                    --         (2,668,490)
      Gain on Sale of Subsidiary - Non-Cash                                         --          1,400,000
      (Increase) Decrease in:
         Accounts Receivable                                                  (1,440,781)        (536,818)
         Inventory                                                              (343,823)        (134,958)
         Prepaid Expenses                                                       (191,544)          56,390
         Insurance Claim Receivable                                                 --            349,526
         Deferred Costs Insurance Claims                                         216,548          158,773
         Deposits                                                                 86,597           43,761
         Deferred Income Tax - Asset                                              26,463           40,730
         Miscellaneous Receivable                                                 51,116             --
      Increase (Decrease) in:
         Accounts Payable                                                        511,547          850,908
         Accrued Expenses                                                         25,516         (457,756)
         Employee Income Tax Withheld                                            146,624             --
         Customer Advance Payments                                              (699,969)        (342,780)
         Customer Credit Balance                                                (470,170)        (152,262)
         Deferred Income Taxes                                                    11,080           11,980
         Deferred Income                                                          (2,333)           5,833
         Escrow Deposits                                                            --             11,072
         Income Taxes Payable                                                       --            138,130
                                                                             -----------      -----------
           NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                   (1,392,942)       1,002,860
                                                                             -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment                                           (903,069)      (1,034,781)
   Web Site Development Costs                                                    (46,476)         (43,419)
    Cash Received on Sale of Property                                            229,814             --
    Disposition of Equipment                                                       4,876       (1,297,433)
    Payment on Notes Receivable - Sale of Equipment                               18,386            8,346
    Cash Received Sale of Equipment & Inventory-Subsidiary                       225,000        3,000,000
    Other Receivables                                                             20,211          (53,882)
    Receivable - Officer                                                           8,493          (61,530)
                                                                             -----------      -----------
          NET CASH (USED) PROVIDED  BY INVESTING ACTIVITIES                  $  (442,765)     $   517,301
                                                                             ===========      ===========


                                           See Accompanying Notes


                                ABLE ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF CASH FLOW (CONT'D)

                                           (UNAUDITED)


                                                                   NINE MONTHS ENDED MARCH 31,
                                                                    UNAUDITED

                                                                      2005              2004
                                                                   -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES
   Notes Payable - Bank                                            $      --        $   700,000
   (Decrease) in Notes Payable - Bank                                     --         (1,270,000)
   (Decrease) Increase in Notes Payable - Other                        500,000       (1,385,000)
   Decrease in Long-Term Debt                                         (278,454)      (3,289,892)
   Increase in Long-Term Debt                                          328,843        5,117,315
   Note Payable - Officer                                                 --               --
   Note Payable - Other Payment                                       (225,000)            --
   Sale of Common Stock                                                463,600         (321,630)
                                                                   -----------      -----------

           NET CASH (USED) PROVIDED  BY FINANCING ACTIVITIES           788,989         (449,207)
                                                                   -----------      -----------

DISCONTINUED OPERATIONS:
   Net Cash (Used) Provided by Discontinued Operations                    --           (304,427)
                                                                   -----------      -----------

           NET CASH (USED) PROVIDED BY DISCONTINUED OPERATIONS            --           (304,427)
                                                                   -----------      -----------

NET (DECREASE) INCREASE IN CASH
Cash - Beginning of Year                                            (1,046,718)         766,527
Cash - End of Year                                                   1,309,848          400,033
                                                                   -----------      -----------
                                                                   $   263,130      $ 1,166,560
                                                                   ===========      ===========
The Company had Interest Cash Expenditures of:
The Company had Tax Cash Expenditures of:                          $   246,176      $   578,123
                                                                   $    16,649      $    59,638


                                      See Accompanying Notes


                     ABLE ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2004 AND MARCH 31, 2005


NOTE 1           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------

                  PRINCIPLES OF CONSOLIDATION
                  The consolidated financial statements include the accounts of Able Energy, Inc. and its subsidiaries. All material inter-company balances and transactions were eliminated in consolidation.

                  MAJORITY OWNERSHIP
                  The Company is the majority owner, owning 70.6% of the issued shares of a subsidiary, PriceEnergy.Com, Inc. in which their capital investment is $25,000. The subsidiary has established a E-Commerce Operating System for the sale of products through a network of suppliers originally on the East Coast of the United States. The Web Site became active in October 2000 (See Notes 8 and 13)

                  MINORITY INTEREST
                  The minority interest in PriceEnergy.Com, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, the losses have been charged against the Company, the majority owner. The loss for nine months ended March 31, 2005 is $509,563 (See Notes 8 and 13).

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

                  NATURE OF OPERATIONS
                  Able Oil Company, Able Melbourne and Able Energy New York, Inc. are full service oil companies that market and distribute home heating oil, diesel fuel and kerosene to residential and commercial customers operating in the northern New Jersey, Melbourne, Florida and Warrensburg, New York, respectively. Able Energy New York, Inc. also installs propane tanks which it owns and sells propane for heating and cooking, along with other residential and commercial uses in the Warrensburg, New York area.

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

                  PROPERTY AND EQUIPMENT
                  Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided by using the straight-line method based upon the estimated useful lives of the assets (5 to 40 years). Depreciation expense from continuing operations for the nine months ended March 31, 2005 and 2004 amounted to $527,169 and $477,912, respectively.

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

                  E-COMMERCE OPERATING SYSTEM DEVELOPMENT COSTS
                  Costs of $2,377,270 incurred in the developmental stage and thereafter for computer hardware and software have been capitalized in accordance with accounting pronouncement SOP98-1. The costs are included in Property and Equipment and will be amortized on a straight line basis during the estimated useful life, 5 years. Operations commenced in October 2000. Amortization for the nine months ended March 31, 2005 and 2004 amounted to $353,380 and $345,380, respectively.

                  INTANGIBLE ASSETS
                  Intangibles are stated at cost and amortized as follows:
                  Customer Lists of $571,000 related to the Connell's Fuel Oil Company acquisition on October 28, 1996, by Able Oil Company are being amortized over a straight-line period of 15 years. The current period amortization also includes a customer list of $39,850 and Covenant Not To Compete of $100,000 relating to the acquisition from B & B Fuels on August 27, 1999, is being amortized over a straight-line period of 10 and 5 years, respectively. The amortization for the nine months ended March 31, 2005 and 2004 are $3,333 and $15,000, respectively.

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

                  Financial instruments which potentially subject the Company to concentrations of credit risk consists of checking and savings accounts with several financial institutions in excess of insured limits. The excess above insured limits is $326,042. The Company does not anticipate non-performance by the financial institutions.

                  CASH
                  For the purpose of the statement of cash flows, cash is defined as balances held in corporate checking accounts and money market accounts.

                  ADVERTISING EXPENSE
                  Advertising costs are expensed at the time the advertisement appears in various publications and other media. The expense was $246,463 and $508,510 for the nine months ended March 31, 2005 and 2004, respectively.

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


NOTE 2            NOTES RECEIVABLE
----------------------------------

         A. The Company has a Receivable from Able Montgomery, Inc. and Andrew W. Schmidt related to the sale of Able Montgomery, Inc. to Schmidt, and truck financed by Able Energy, Inc. No payments of principal or interest had been received for more than one year. A new note was drawn dated June 15, 2000 for $170,000, including the prior balance, plus accrued interest. The Note bears interest at 9.5% per annum and payments commence October 1, 2000. The payments will be monthly in varying amount each year with a final payment of $55,981.07 due September 1, 2010. No payments were received in the year ended December 31, 2000. In February 2001, two (2) payments were received in the amount $2,691.66, interest only. In September 2001, $15,124.97 was received covering payments from December 2000 through October 2001, representing interest of $14,804.13 and principal of $320.84. Payments were received in November and December 2002, representing December 2001 and January 2002, a total of $3,333.34; interest of $2,678.88, and principal of $654.46.
                  No payments have been received in more than 24 months.

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

                  Maturities of the Note Receivable are as follows:

                      For the nine months Ended
                             March  31,                 Principal Amount
                      -------------------------         ----------------
                               2006                         $ 40,878
                               2007                           13,432
                               2008                           14,765
                               2009                           16,230
                               2010                           17,841
                               Balance                        65,555
                                                            --------
                                    Total                   $168,701
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

                  Maturities of these Notes Receivable are as follows:

                      For the Nine Months Ended
                             March 31,                  Principal Amount
                      -------------------------         ----------------
                               2006                         $   14,468
                               2007                             11,985
                               2008                              6,102
                               2009                              6,477
                               2010                              1,026
                                                            ----------
                    TOTAL                                   $   40,058
                                                            =====---==

NOTE 3           INVENTORIES
----------------------------

                                                      MARCH 31,     JUNE 30,
                    ITEMS                               2005         2004
                    -----                             --------     --------

                    Heating Oil                       $540,459     $232,364
                    Diesel Fuel                         29,092       19,998
                    Kerosene                            15,932        4,906
                    Propane                             17,216       13,461
                    Parts, Supplies and Equipment      300,449      288,596
                                                      --------     --------
                         TOTAL                        $903,148     $559,325
                                                      ========     ========

NOTE 4            NOTES PAYABLE BANK
------------------------------------

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

                  The Revolving Line of Credit advances 75% on accounts receivable less than 90 days outstanding, plus 50% of inventory up to a maximum of $700,000. The outstanding balance at March 31, 2005 is $699,236. The eligible accounts receivable were $ 2,032,763 and the collateral of accounts receivable were approximately $ 3,348,100.

                  The Agreement contains certain financial covenants as enumerated in the Agreement.

                  The balance of the term loan at March 31, is       $2,974,207
                  Included in current portion of long-term debt         138,729
                                                                     ----------
                  Included in long-term debt - less current portion  $2,835,478
                                                                     ==========

NOTE 5           NOTE PAYABLE
-----------------------------

                  The Company has a mortgage note payable to Able Income Fund, LLC with an original balance of $500,000. The note is dated February 22, 2005 and is due May 22, 2005. The note has an interest rate of 14% per annum and is payable with interest only at $5,833.33 per month with the balance and any accrued interest due at May 22, 2005. The note is secured by a mortgage on property in Warrensburg Industrial Park, Warrensburg, New York, owned by Able Energy New York, Inc., a wholly owned subsidiary of the Company. One of the owners of Able Income Fund, LLC is the prior Chief Executive Officer
                  (CEO) of Able Energy, Inc. The balance due at March 31, 2005 is $275,000.

NOTE 6           LONG-TERM DEBT
-------------------------------

                  Mortgage note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total Note is $145,000. The Note is payable in the monthly amount of principal and interest of $1,721.18 with and interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009 which is the final payment. The Note is secured by a mortgage made by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horican Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at March 31, 2005 and June 30, 2004 was $77,448 and $88,242, respectively.

NOTE 7           INCOME TAXES
------------------------------

                  Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

                  The differences between the statutory Federal Income Tax and Income Taxes Continuing Operation is accounted for as follows:

                                                           2005
                                                           ----

                                                                    Percent of
                                                                      Pretax
                                                   Amount             Income
                                                  -------             ------

    Statutory Federal Income Tax                  $24,836                15.0%
    State Income Tax                               10,644                 6.5
                                                  -------              ------

    Income Taxes                                  $35,480                21.5%
                                                  =======              ======

    Income Taxes consists of:
    Current                                       $   --
    Deferred                                       35,480
                                                  -------
         TOTAL                                    $35,480
                                                 ========


                                                           2004
                                                           ----

                                                   Amount            Percent
                                                  ---------          -------

    Statutory Federal Income Tax                  $ 586,695               34.0%
    Federal Income Tax Reduction due to Carry
       Forward Loss\
    State Income Tax (Note X)                      (531,070)
                                                    135,215                5.9
                                                  ---------            -------
    Income Taxes
                                                  $ 190,840               39.9%
                                                  =========            =======
    Income Taxes consist of:
     Current
     Deferred                                     $ 138,130
        TOTAL                                        52,710
                                                   --------
                                                  $ 190,840
                                                  =========



(Note X) The State of New Jersey has suspended the use of carryforward losses for the years 2002 and 2003. As such, state income taxes of $45,091 have been shown as a deferred asset and as income taxes payable for the year ended June 30, 2003. New Jersey carryforward is treated separately by each Company. Able Oil Company has a New Jersey Operating Loss of $501,010 which could not be utilized in the year ended June 30, 2003. Under current New Jersey law, the carryforward will be available up to 50% of the Company's income after 2003, the Company's fiscal year ending June 30, 2005, as such, the deferred tax has been reduced by $11,700 using $130,000 of income, 50% of Able Oil Company income.

                  The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:

                                                           March 31, 2005
                                                           --------------

                                                         Temporary       Tax
                                                        Difference     Effect
                                                        ----------     ------

          Depreciation and Amortization                 $(390,584)   $(102,256)
          Allowance for Doubtful Accounts                 132,992       38,154
          Gain on Sale of Subsidiary                       18,766        4,035
          New Jersey Net Operating Loss Carryforward,     371,010       33,391
          (See Note X, above)



                                                            June 30, 2004
                                                            -------------

                                                        Temporary        Tax
                                                       Difference      Effect
                                                       ----------      ------

          Depreciation and Amortization                $(339,045)    $ (91,176)
          Allowance for Doubtful Accounts                192,222        50,888
          Gain on Sale of Subsidiary                      18,766         4,035
          New Jersey Net Operating Loss Carryforward     501,010        45,091
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

                  These carryforward losses are available to offset future taxable income, if any. The Company's utilization of this carryforward against future taxable income is subject to the Company having profitable operations or sale of Company assets which create taxable income. At this time, the Company believes that a full valuation allowance should be provided. The component of the deferred tax asset as of March 31, 2005 are as follows:

          Net Operating Loss Carryforward - Tax Effect              $ 782,787
          Valuation Allowance
                                                                     (782,787)
          Net Deferred Tax based upon Net
              Operating Loss Carryforward
                                                                   $    - 0 -
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

                  The Note has been updated for transactions through March 31, 2005, resulting in a balance of $3,544,389.08 with interest at 8% per annum, to be paid quarterly. Principal payments to begin one year after date of Note, October 1, 2003, and continue monthly thereafter. The Note is the result of the transference of the unpaid accounts receivable which resulted from the sale of heating oil through PriceEnergy.Com, Inc. Able Oil Company has a second position as collateral in all of the assets of PriceEnergy.Com, Inc. to Able Energy, Inc. No interest has been recorded for the year ended June 30, 2004, or for the nine months ended March 31, 2005. Any payments will go to pay principal. The note receivable accrued interest and interest income have been eliminated in consolidation against the amounts on PriceEnergy.Com, Inc.

NOTE 9            PROFIT SHARING PLAN
-------------------------------------

                  Effective January 1, 1997, Able Oil Company established a Qualified Profit Sharing Plan under Internal Revenue Code
                  Section 401-K. The Company matches 25% of qualified employee contributions. The expense was $20,461 (2005) and $19,945
                  (2004), for the nine months ended March 31.


NOTE 10          COMMITMENTS AND CONTINGENCIES
----------------------------------------------

                  Able Oil Company is under contract to purchase #2 oil as follows:


                                                                   GALLONS OPEN   OPEN DOLLAR
                                                                    COMMITMENT   COMMITMENT AT
          COMPANY                  PERIOD          TOTAL GALLONS   AT 03/31/05     03/31/05
          -------                  ------          -------------   -----------     --------
          Petrocom            11/1/04 - 4/30/05     2,478,000        168,000     $ 215,052
          Conectiv Energy     10/1/04 - 4/30/05       336,000         84,000        81,879
                                                    ---------      ---------     ---------

          Total                                     2,814,000        252,000     $ 296,931
                                                    =========      =========     =========

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

                  This has been amended by an agreement dated November 5, 2001. The entire settlement, net of attorney fees, was collected and placed in an attorney's escrow account for payment of all investigation and remediation costs. Able Energy Terminal, LLC has incurred costs of $102,956 to March 31, 2005 which are included in Prepaid Expenses and must be presented to the attorney for reimbursement. The New Jersey Department of Environmental Protection (NJDEP) has issue an approval for treated water run-off. The ruling is for a 180 day period which can be renewed for an additional 180 days, per management, during which a valid permit must be obtained. When approval is received and contract invoice wording is sufficient for the attorney, reimbursement can be made upon approval of the attorney and the Estate.

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

                  After the March 14, 2003, fire and explosion, the town of Newton changed its zoning requirements and made fuel oil and propane distribution prohibited uses. The Company is appealing a denial of a request for building permits to reconstruct damaged and destroyed buildings and sought a Non-Conforming Use Certificate to permit the fuel oil distribution use only. On August 20, 2004, the Superior Court of New Jersey ruled that the Company may continue to use the site as a non-conforming use, but stayed its decision subject to Newton's appellate rights. The decision was upheld in May 2005 by the court upon the appeal of the Town of Newton. The Company is planning to use the property in the manner approved by the decision.

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


                  The lease does not contain any option for renewal. The total rent expense was $108,921 and $110,342 for the nine months ended March 31, 2005 and 2004, respectively. The estimated future rents for Greenpond Road, Rockaway, New Jersey are as follows:

                    Year Ended June 30,
                    -------------------
                           2005                          $29,397
                           July 2005                       9,799
                                                         -------
                               TOTAL                     $39,196
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

NOTE 13          RELATED PARTY TRANSACTIONS
-------------------------------------------

                  $67,340 is due from the former major Shareholder/Officer of the Company. This Shareholder had loaned the Company a total of $380,000 as of June 30, 2003, as evidenced by a Demand Note with interest at 6% per annum, which can be paid all or in part at any time without penalty. The Shareholder was repaid $135,000 on March 3, 2004. The balance of the Note was paid in March 2004. Interest expense was paid in the amount of $13,033. In relation to the payment of this Note and other transactions, the Shareholder has a liability to the Company of $75,833, at June 30, 2004 and $67,340 at March 31, 2005.

                  The following officers of this Company own stock in the subsidiary, PriceEnergy.Com, Inc., which they incorporated in November 1999.

                           Former Chief Executive Officer                 23.5%
                           President
                                                                           3.6%
                           Chief Operating Officer                         2.3%

                  No capital contributions have been made by these individuals (See Notes 1 and 8).


NOTE 14          EARNINGS PER SHARE
-----------------------------------

                  The shares used in the computation of the Company's basic and diluted Earnings Per Common Share are as follows:

                                                       Mar. 31,       Mar. 31,
                                                        2005          2004
                                                      ---------     ---------
      Weighted Average of Common
             Shares Outstanding Used in Basic
           Earnings Per Share
                                                      2,030,281     2,013,250

      Dilutive Effect of:
          Employee Stock Options
                                                         22,111        27,338
          Stock Warrants
                                                             89          --
                                                      ---------     ---------
      Weighted Average Common Shares
           Outstanding Used in Diluted
            Earnings Per Share
                                                      2,052,481     2,040,588
                                                      =========     =========

                Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options, and stock warrants. For the current period, March 31, 2005, - 0 - of the company's stock options and stock warrants were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-diluted, 389,000 (2004). These options and warrants could be dilutive in the future. The numerator for the calculation of both basic and diluted earnings per share is the earnings or loss available for common stockholders. The above table shows the denominator for basic and diluted earnings per share.

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

                                                                           Outstanding Options
                                                                           -------------------

                                                            Number of Shares           Exercise Price           Term
                                                            ----------------           --------------           ----
              December 21, 2000
                 Grants                                            60,000                     $1.80            5 years
                 Exercised                                         60,000

                 Grants                                            24,000                     $2.25            5 years
                 Exercised                                         16,000

              October 22, 2002
                 Grants                                            50,000                     $3.00            5 years
                 Exercised                                         45,000

              June 30, 2003
                  Grants                                           50,000                     $3.16            5 years
                   Exercised                                       35,000

              June 30, 2004
                  Grants                                           50,000                     $2.55            5 years
                   Exercised                                       35,000


                  During the three months ended March 31, 2005, 203,000 shares of common stock were issued from the exercise of stock options. This resulted in $463,600 received by the Company. This is shown in the Consolidated Statement of Change in Stockholders' Equity.

NOTE 16          STOCK WARRANTS
-------------------------------

                  The Company has issued stock warrants as follows:

                  180,000 Common Stock Purchase Warrants at an average of approximately $5.50 per share, initial effective date of August 31, 2000 through December 7, 2002, and expiring August 31, 2005 through December 7, 2007, to Andrew Alexander Wise & Company in connection with an investment banking advisory agreement with the Company, dated July 1, 2000. The warrants were converted under a formula into 91,213 shares of common stock. 90,413 shares were issued March 18, 2005 and 800 shares April 6, 2005. These were cash less transactions with no funds to the Company. The issued shares are recorded in the Consolidated Statement of Stockholders' Equity.

NOTE 17           COMPENSATED ABSENCES
--------------------------------------

                  There has been no liability accrued for compensated absences; as in accordance with Company policy, all compensated absences, accrued vacation and sick payment must be used by December 31st. At March 31, 2005, any amount for accrual of the above is not material and has not been computed.

NOTE 18           INSURANCE CLAIM
---------------------------------

                  The Company suffered a loss on March 14, 2003 of a building, trucks, leasehold improvements, product inventory and equipment as well as cost of cleanup and restoration. The Company has filed insurance claims. The insurance adjusters are in the process of finalizing the amounts to be paid to the Company. The estimated costs not reimbursed are $207,999 and is currently shown as deferred costs insurance claims on the balance sheet. Management anticipates the insurance recovery will cover the company costs. A claim for business interruption still has to be filed and a pollution claim is also pending.

                  The following is a summary of insurance claims filed:

          Building (commercial property)     $349,526
          Paid by March 31, 2004              349,526     $       -
                                             --------     ---------

          Contents                           $337,617             -
          Paid by June 30, 2004               337,617             -
                                              --------    --------

          Vehicles                           $302,674
          Paid by June 30, 2004               247,409       55,265
                                             --------     --------

                           Total                          $ 55,265
                                                          ========

                  The above open amounts were submitted as claims but do not represent a settlement with the insurance carriers.

NOTE 19          BUSINESS SEGMENT INFORMATION
---------------------------------------------

                  The Company does not have separate operating financial segments. The financial information is evaluated on a company wide basis. As such, no segment reporting is prepared for internal use.

NOTE 20           SALE OF SUBSIDIARY
------------------------------------

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

                  The Company also has signed a non-competition agreement and will receive a total payment of $900,000, payable in $225,000 installments due one, two, three and four years from the date of closing. $225,000 was received in March 2005.

NOTE 21           DISCONTINUED OPERATIONS
-----------------------------------------

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

                  Summarized financial information for discontinued operations for the nine months March 31, 2004, as follows:


                                                                 2004
                                                                 ----

                  TOTAL REVENUES                                 $1,863,030
                                                                 ==========

                   Income (Loss) from Discontinued
                         Operations                               $(17,506)
                                                                  ========

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

NOTE 22           OTHER
-----------------------

                  In December 2004, the major shareholder and Company Chief Executive Officer (CEO) signed a contract and received a deposit representing the sale of his 50% plus interest in the Company. In the period ended March 31, 2005, this individual has resigned as an Officer (CEO) and from the Board of Directors, where he was Chairman of the Board.

                  In March 2005, the Company finalized and entered into a consulting agreement with Summit Ventures, Inc. The agreement is for $71,428.50 payable in common stock valued at $.50 per share, 142,857 restricted common shares which can not be sold for a period of one year. The shares were issued March 23, 2005. The Agreement shall terminate by December 31, 2006. The consulting fee expense will be recorded during the 22 month period of the Agreement.

NOTE 23          STATEMENT OF CASH FLOWS
-------------------------------------------

                  The following transaction resulted in no cash being received or expended. Issuance of common stock to Summit Ventures, Inc., $71,429 (See Note 22). Exercise of stock warrants (see
                  Note 16).

                  Purchase of equipment which was financed and no cash was expended. The amount financed was $85,850.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 2005, COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 2004

The Company reported revenues of $50,878,714 for the nine months ended March 31, 2005, which was an increase of $15,968,842 from the prior year's revenues of $34,909,872 for the same period. This increase can be attributed primarily to significantly higher prices for the commodity in the world market for crude and refined oil products resulting in higher wholesale prices being paid by the company for these commodities (primarily #2 home heating oil and diesel fuel) purchased during the period.

Gross profit margin, as a percentage of revenues, for the nine months ended March 31, 2005, decreased by 4.54%. Total dollar amount of gross profit margin increased by $29,416 on higher sales. The decrease in margin percentage was the result of the dramatically rising product costs during the months of July through March. Retail pricing was adjusted appropriately to cover most of the increases in the Company's traditional heating oil segment, Able Oil Co. while increasing volumes moving through the Company's PriceEnergy subsidiary moved gross profit margins down as this subsidiary continues to move higher volumes with its BJ's Heating Oil Advantage program with BJ's wholesale Club.

Selling, General, and Administrative expenses, as a percent of sales, decreased by 5.52% from 13.64% in the nine months ending March 31, 2004 to 8.12% during the same period in 2005. The Company attributes this decrease to lower costs for payroll, vehicle repair and maintenance, credit card processing fees, bad debt expense, and legal fees. Management will continue to aggressively manage expenditures against last year's actual using the new budget process put into place for this current fiscal year and the comprehensive financial reporting software known as Great Plains, which was implemented in July of this year.

The three months ended March 31, 2005 had operating income of $807,126 compared to a prior year operating income of $762,879. Operating income for the nine months ended March 31, 2005 was $124,835 as compared to the Company's same period last year loss of $(488,522) for the nine months ended March 31, 2004. This operating income for the nine months was directly related to operating margins being managed while experiencing volatile market pricing, and a decrease in expenses.

The three months ended March 31, 2005, the end of the heating season, had a profit of $569,461 as compared to a prior year profit of $3,125,303 for the comparative three months (Last year's profit was impacted by the gain on the sale of the propane subsidiary) of $2,668,490 resulting in net income after the sale of $456,813. Net loss for the nine months ended March 31, 2005 was $(249,557) as compared to a profit in the same period last year of $1,366,130. This net loss for the nine months is being compared to a profit of last year, which had a gain on the sale of the propane subsidiary included.

The shares of common stock that were issued and outstanding at the end of March 31, 2005 were 2,449,520. This is an increase of 436,270 which was reported as of the period ending December 31, 2004. This increase is the result of the exercise during the quarter ended March 31, 2005 of certain previously outstanding options and warrants.

OPERATIONAL EFFECTIVENESS


The Company continues to redefine its organizational chart and related position descriptions in order to enhance the Company's personnel utilization and ultimate profitability. The Company believes that it will continue to increase the utilization of existing personnel and equipment, in an effort to reduce expenses as a percent of sales, and increasing profitability, within its current business configuration. This process is monitored and guided via bi-weekly meetings of the Company's executive committee whereby policies are reviewed, results evaluated, and changes made to continue to stay focused on improving the Company's profitability.

Furthermore, the Company has completed implementation of its new fuels management system called "Sunrise" which it originally purchased from Versyss in Providence, Rhode Island (This operating system, which is built on ".NET" (dot-net) technology, is a Microsoft(R) Windows-based application that is easier to build, deploy, and integrate with other networked systems. Sunrise is unique new industry operating software, which allows developers, and systems administrators to more easily build and maintain the system with improvements toward performance, security, and reliability. Sunrise will permit Able Energy to increase corporate profitability, while simultaneously providing exceptional customer service. This new operating system also affords the necessary flexibility to handle multiple payment plans, can maintain the security of confidential account information, has easily customizable fields, and the capability to e-mail invoices and statements to the customer base. This operating system along with the new financial software, Great Plains, will serve to further streamline operations and information processing. In January of 2005, Versyss Commercial Systems, LLC, in Providence, Rhode Island sold their new Sunrise software to Advanced Digital Data, Inc. (ADD Systems) of Flanders, New Jersey. ADD Systems is a leader in the energy software industry and the Company
(Able) expects ADD Systems to continue to provide a high level of service in support and on-going development of the Sunrise software.

Management values the significance of correctly managing all aspects of expense control, and as such, has enlisted the support of an outside consultant to assist in the integration and implementation of its new comprehensive operating budget and related reporting structure which now interfaces with the new Sunrise operating system. The Company believes that these changes will enable management to quickly respond to changing trends in sales and expenses. The Company believes that its new budget structure is effective as the period ending March 31, 2005 shows a year-to-year decrease in SG&A of $629,531 or 13.22%. The combination of the new operating system and the detailed budget and reporting program is now providing all levels of management with real time results not previously available. These results have now been designed to report down to the department level, which is line with the Company's goal of holding each level of management accountable for improved operating and sales results.

The Company's margin strategy is to use the PriceEnergy subsidiary to handle highly discounted non-service related home heating oil sales previously sold through the Able Oil subsidiary. This change will permit Able Oil Co. to grow its automatic delivery customer base using its moniker of "Full Service at Discount Prices", while the PriceEnergy entity will cater to those customers looking for the lowest possible retail price either "on-line" or over the phone. The Company believes that this further segmentation of its customer base will be successful in increasing overall profitability while enhancing customer appeal. The Company has identified several customer segments that prefer varying levels of service. By better aligning the Company's product offerings to match the desires of these customer segments, the Company believes that it will be able to capture a larger market share as well as protect the margin strategy of the Company's conventional full service subsidiary, Able Oil Company. In order to improve gross margins in the Company's Able Oil Company subsidiary, management is exploring the possibility of increasing PriceEnergy dealer network coverage in its Northwestern New Jersey market.

The Company has taken a dramatic new approach in the provision of HVAC products and services to its customer base. This division of the Company's business has traditionally been viewed as a support vehicle for the full service oil delivery business in order to maintain customer loyalty through the provision of necessary services to maintain the customer's heating or cooling system. This business segment is now charged with being a self-funding independent business unit within Able Oil and as such must be profitable. The service department has now turned a profit nine months ending March 2005 vs. a loss for the same period last year. This is now possible through the Company's focus on individual performance and accountability within this department as well as with the assistance of Flat Rate Pricing methodology. This new system of "Flat Rate Pricing", provides the Company's sales and service personnel with a "package approach" to selling service, and provides the customer with an easy to understand invoice. This policy is consistent with the Company's customer segmentation strategy, permitting different retail prices for different customer segments, based upon their choice of service level desired. This system will interface with the Company's automated dispatch communications program that was introduced last year. Flat rate pricing has now been fully rolled out and has proven so far to be successful in streamlining the service billing process while maintaining clarity for the customer.


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

When completed, the new fuel depot and sales office will house the local sales and administrative support personnel as well as operations and fuel storage for #2 heating oil, kerosene, propane gas, and diesel fuel. When a new modular office and tank farm is completed on the new property, the Company will terminate its leased office space and fuel operations on Horicon Avenue and have all operations combined in the new location with the ability to grow the business more effectively as well as handle a greater volume of all products. As of December 31, 2004, the Company has completed the installation of, and is now using two new 30,000-gallon propane storage tanks to service its customer base in that area. The project is more than halfway completed. With warmer weather now in place contractors can now continue the process of finishing the installation of the new office space and completion of site work. By the end of the summer of 2005, the installation of #2 heating oil, kerosene, and diesel storage tanks, will complete the project.


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

PRICEENERGY OPERATING SUBSIDIARY

The company's operating subsidiary, PriceEnergy with its modern order-processing platform, has been in full operation for the past four years. This revolutionary proprietary technology is fully automated and allows for the removal of the inefficiencies associated with traditional heating oil companies within this industry. PriceEnergy generates gallons sales in new business every day, which are delivered by PriceEnergy's dealer network. Gallons sales, this year, have continued to strengthen over the same period last year. In December of 2002, PriceEnergy began sales of Home Heating Oil in the initial BJ's Wholesale Club. Gallons sold through this new venue have been increasing with each week. The Company is excited about this new sales opportunity with its new "Channel Partner", BJ's. The Company believes that this is the first of many prime retail opportunities to utilize the PriceEnergy operating platform to open new markets for the sales of heating oil and diesel fuel. In late December 2004, the Company strengthened the operating margins for this subsidiary with its current channel partner has been working to lower some of the operating costs such as the cost per call with its current call center. The subsidiary has experienced continued losses since its inception. Net loss for the first nine months ending March 31, 2004 was ($310,664). PriceEnergy did, however, have its first quarterly profit for the most recent quarter ending March 31, 2005 of $60,979 before allocation of an inter-company management fee.


MARCH 2003 NEWTON NEW JERSEY INCIDENT

The March 2003 accident, which affected our Newton fuel depot, currently leaves this facility in an "out of service" condition. We are currently working diligently to get this location back in service, at least on a limited basis, before the end of the current fiscal year. The ability to use this location will greatly improve our service level to the Sussex County delivery area of Northwestern New Jersey. The Newton Board of Adjustment originally denied the Company's application to repair and rebuild the facility on the grounds that the zoning laws covering the Newton, New Jersey property had been changed immediately following the accident. The Company appealed the Board's decision in August of 2004, and was granted immediate permission to make some building repairs and restore power to the underground cathodic protection system, which safeguards the underground tanks from corrosion. The Company is currently effectuating these repairs. Recently, in early November 2004, The Town of Newton appealed the court's August 2004 decision to allow Able any use of its property. On May 11, 2005, the Superior Court of New Jersey - Appellate Division, ruled in favor of the Company and upheld the August 2004 decision, which permitted the Company to use its Newton facility as a fuel storage and distribution facility. The Company is now in the process of submitting for site plan approval so that it can place this location back into service.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2005, compared to the nine months ended March 31, 2004, the Company's cash position decreased by $903,430 from $1,166,560 to $263,130. In the year ended June 30, 2004, the Company closed a credit facility on September 22, 2003, with UPS Business Capital Credit and obtained a term loan of $4.3 million to consolidate a large portion of its existing debt and has also obtained a working capital line of credit of $700,000. This new debt restructuring will, in future years, save in excess of $200,000 per year in interest payments and eliminate previous administrative efforts in the managing of over two-dozen individual leases and loans. The Company also sold the operating assets of a subsidiary, which yielded cash of $1,255,000 and reduced debt in excess of $1.4 million. The Company also had increased collections of customer advance payments. In the nine months ended March 31, 2005, the Company generated funds from an increase in customer advance payments and from the sale of its common stock in the amount of $463,600 and the sale of property by its New York subsidiary yielding cash of $226,499. The cash will assist the Company with a new facility under construction in Warrensburg, New York and to grow in that marketplace while strengthening its infrastructure.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to financial market risk, including changes in interest rates, relates primarily to our loan facility. Borrowings under our loan facility bear interest at floating rates, based upon LIBOR or a base rate plus an applicable margin. As a result, we are subject to fluctuations in interest rates. A 100 basis point increase in LIBOR would increase our annual interest expense by $36,734. As of March 31, 2005, we had borrowed $3,673,443 million under our loan facility, with a current weighted average interest rate of 6.85%. We operate only in the United States, and all sales have been made in U.S. dollars. We do not have any material exposure to changes in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to Able, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

CHANGES IN INTERNAL CONTROLS. There were no changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.


                          PART II -- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

An explosion and fire occurred at the Able Energy Facility in Newton, NJ on March 14, 2003. The Sussex County, New Jersey, Prosecutor's Office is conducting and investigation as a result of the March 14, 2003 explosion and fire. No determination has been made with respect to its investigation.

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

After the March 14, 2003, fire and explosion, the town of Newton changed its zoning requirements and made fuel oil and propane distribution prohibited uses. The Company appealed a denial of a request for building permits to reconstruct damaged and destroyed buildings and sought a Non-Conforming Use Certificate to permit the fuel oil distribution use only. On August 20, 2004, the Superior Court of New Jersey ruled that the Company may continue to use the site as a non-conforming use, but stayed its decision subject to Newton's appellate rights. On November 3, 2004, the Town of Newton Zoning Board of Adjustment entered a filing to appeal the August 20, 2004 Final Judgment of Judge B. Theodore Bozonelis of the Superior Court of New Jersey Appellate Division. On May 11, 2005, The Superior Court of the State of New Jersey - Appellate Division, ruled in favor of the Company, and upheld the August 2004 decision, which permitted the Company to use its Newton facility as a fuel storage and distribution facility for #2 home heating oil, diesel fuel, and kerosene.

As a result of the March 14, 2003 explosion and fire, various claims for property damage have been submitted to the Company's insurance carrier. These claims are presently being handled and, in many cases, settled by the insurance carrier's adjuster. There were approximately 200 claims being handled and adjusted with reserves for losses established as deemed appropriate by the insurance carrier. The majority of these claims have now been settled.

In addition, the following lawsuits were also filed against the Company by property owners who allegedly suffered property damage as a result of the March 14, 2003 explosion and fire: (A) Merriam Gateway v. Able Energy, Inc. which was filed on November 17, 2003 in the Superior Court of New Jersey Law Division, County of Sussex in which the plaintiff seeks unspecified compensatory and punitive damages; (B) Courtright v. Able Energy, Inc. which was filed on April 6, 2003 in the Superior Court of New Jersey Law Division, County of Sussex in which the plaintiff seeks unspecified compensatory and punitive damages; and (C) Marius and Jennifer Scholz v. Able Energy, Inc. which was filed on June 23, 2004 in the Superior Court of New Jersey Law Division, County of Sussex in which the plaintiff seeks unspecified compensatory and punitive damages. (D) June Bergen
v. Able Energy, Inc. which was filed on March 3, 2005 in the Superior Court of New Jersey Law Division, County of Sussex in which the plaintiff seeks unspecified personal injury damages. (E) Charles J. Balassone V. Able Energy, Inc., et al. was filed in March of 2005 seeking unspecified personal injury damages. The Company's insurance carrier is defending these claims.

The Company in the normal course of business has been involved in lawsuits. Current suits are being defended by the insurance carrier and should be covered by insurance.

The Company is not currently involved in any other legal proceedings that could have a material adverse effect on the results of operations or the financial condition of the Company. From time to time, the Company may become a party to litigation incidental to its business. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.   OTHER INFORMATION.

         None.

ITEM 6.   EXHIBITS.

         31.1 Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302

         31.2 Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

         32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

         32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         ABLE ENERGY, INC.
                                         (Registrant)


                                         /s/ Christopher P. Westad
Date: May 16, 2005                       --------------------------
                                         Christopher P. Westad
                                         Interim Chief Executive Officer


                                         /s/ Christopher P. Westad
Date: May 16, 2005                       --------------------------
                                         Christopher P. Westad
                                         President, Chief Financial Officer and
                                         Director (Principal Financial and
                                         Accounting Officer)