Form 10-K
period 2005-06-30
ABLE ENERGY INC
filed 2005-09-28
CIK 1065728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        COMMISSION FILE NUMBER: 001-15035

                                ABLE ENERGY, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)



              Delaware                                         22-3520840
----------------------------------------                 -----------------------
   (State or other jurisdiction of                          (I.R.S. employer
    incorporation or organization)                         identification No.)

        198 Green Pond Road
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,788,660 on December 31, 2004, based on the last reported sales price of the registrant's common stock on the

NASDAQ Small Cap Market on such date. All executive officers, directors and 10% or more beneficial owners of the registrant's common stock have been deemed, solely for the purpose of the foregoing calculation, "affiliates" of the registrant.

As of September 24, 2005, there were 2,657,320 shares of the registrant's common stock, $.001 par value, issued and outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

Certain matters discussed herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify certain forward-looking statements. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation". We undertake no obligation to update or revise such forward-looking statements.

GENERAL
--------------------------------------------------------------------------------

Able Energy was incorporated on March 13, 1997 in the state of Delaware. Its current subsidiaries are Able Oil Inc., Able Energy New York, Inc., Able Melbourne, Inc. and PriceEnergy, Inc.

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

In fiscal year 2005, sales of home heating oil accounted for approximately 55% of the Company's revenues. The remaining 45% of revenues were from sales of gasoline, diesel fuel, kerosene, propane, home heating equipment services, and related sales. The Company now serves approximately 32,000 home heating oil customers from four locations, which are located in Rockaway, New Jersey, Easton, Pennsylvania, Warrensburg, New York, and Melbourne, Florida.

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

RETAIL FUEL OIL

The Company's retail fuel oil distribution business is conducted through its subsidiaries Able Oil, Able Energy New York, Inc., and Able Melbourne. The Company serves both residential and commercial fuel oil accounts. The Company sells premium quality home heating oil to its residential customers offering delivery seven days a week. To its commercial customers, in addition to selling home heating oil, the Company sells diesel fuels, gasoline and kerosene. The Company also provides an oil burner service that is available 24 hours a day for the maintenance, repair, and installation of oil burners. These services are performed on an as needed basis. Customers are not required to enter into service contracts to utilize the Company's service department, however the Company does offer such service contracts if desired.

Approximately 50% of the Company's customers receive their home heating oil pursuant to an automatic delivery system without the customer having to make an affirmative purchase decision. A computer, based on each customer's historical consumption patterns and prevailing weather conditions, schedules these deliveries. Customers can also order deliveries of home heating oil through the Company's website located at WWW.ABLEENERGY.COM, or the website of the Company's subsidiary PriceEnergy at WWW.PRICEENERGY.COM. The Company delivers home heating oil approximately six times each year to the average customer. The Company bills customers promptly upon delivery or receives payment upon delivery. The Company's customers can pay for fuel deliveries with cash, check or credit card.

In addition, approximately 9% of the Company's total sales are made to customers pursuant to an agreement that pre-establishes the maximum annual sales price of fuel oil and is paid by customers over a ten-month period in equal monthly installments. Such prices are renegotiated in April of each year and the Company has historically purchased fuel oil for these customers in advance and at a fixed cost.

The Company delivers with its own fleet of 27 custom fuel oil and 3 propane trucks and 5 owner-operator fuel oil delivery trucks. The Company's fuel trucks have fuel capacities ranging from 3,000 to 8,000 gallons. Each vehicle is assigned to a specific delivery route, and services between 4 and 40 customer locations per day depending on market density and customers' fuel requirements. The Company also operates 21 Company owned service vans and 1 owner-operated service van, which are equipped with state of the art diagnostic equipment necessary to repair and/or install heating equipment. The number of customers each van serves primarily depends upon the number of service calls received on any given day.

ABLE OIL

Able Oil was established in 1989 and is the Company's largest subsidiary, accounting for approximately 80% of the Company's total revenues in fiscal 2005. Able Oil is headquartered in Rockaway, New Jersey, and serves just over 29,000 oil customer accounts throughout northern New Jersey, primarily in Morris, Sussex, Warren, Passaic and Essex counties, from its distribution locations in Rockaway, New Jersey and in Pennsylvania primarily in Northampton and Lehigh counties, from its distribution locations in Easton, Pennsylvania. Of these accounts, approximately 94% are residential customers and 6% are commercial customers.

Generally, 21 of the Company's 27 fuel oil trucks are reserved for use by Able Oil, of which 18 trucks operate from the Rockaway facility and 3 trucks operate from the Easton, Pennsylvania, facility. In addition, Able Oil utilizes the services of 5 owner-operated trucks. Each owner operator is under contract; they are responsible for all of the vehicle operating expenses including insurance coverage. All of the trucks have the Company's logo on them.

Able Oil's 18 fuel oil delivery trucks which operate from the Rockaway facility, and the 5 owner-operator trucks, acquire fuel inventory at the Company's facility in Rockaway, New Jersey. Dispatch of fuel oil trucks is conducted at the Rockaway facility. Billing is conducted from Able Energy's corporate headquarters in Rockaway.

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

Able Oil's oil burner service operates out of the Rockaway facility. Able Oil dispatches a total of 22 service vans, 1 of which is subcontracted from an owner-operator.

ABLE MELBOURNE

Able Melbourne was established in July 1996, and is located in Cape Canaveral Florida. In fiscal 2005, revenues from Able Melbourne accounted for approximately 4% of the Company's total revenues. Able Melbourne is engaged primarily in the sale of diesel fuel for commercial fleet fueling and other on-road vehicles, and dyed diesel fuel, which is used for off-road vehicles and purposes, including commercial and recreational fishing vessels, heating oil, and generator fuel. Additionally, a small portion of Able Melbourne's revenues is generated from the sale of home heating oil, lubricants and lubricant products. Able Melbourne serves approximately 400 customer accounts in Brevard County, Florida, primarily in the Cape Canaveral Area.

Able Melbourne delivers fuel with two fuel delivery trucks, which are capable of storing 6,000 gallons of fuel in aggregate. Because Able Melbourne's peak season is at the opposite time of the year than the rest of the Company's, during this season, Able Melbourne uses one of Able Oil's trucks to meet its demand. Currently, Able Melbourne does not have facilities to store fuel oil beyond what is held on its trucks, and thus, purchases fuel inventory from local refineries. However, since Able Melbourne is located only three miles from port storage, the lack of inventory capacity is not material to the Company's operations or revenue.

RETAIL PROPANE DISTRIBUTION

The Company is engaged in the retail distribution of propane gas and propane equipment, and provides services related thereto through its subsidiary Able Energy New York, Inc. ("Able Energy NY").

Propane can be used for virtually all household and business utility applications. Although burned as a gas, propane is transported as a liquid and stored in tanks that vaporize the liquid for use. Able Energy NY provides its propane customers with such tanks at no charge, and by doing so, remains such customer's exclusive supplier of propane. Able Energy NY employs a delivery system similar to the Company's retail oil distribution business, whereby customers receive propane deliveries pursuant to an automatic delivery system without the customer having to make an affirmative purchase decision. A computer, based on each customer's historical consumption patterns and prevailing weather conditions, schedules these deliveries.

Able Energy NY conducts its propane operations from its storage facility in Warrensburg, New York, which has 60,000 gallons of propane storage capacity. The delivery trucks have the capacity to deliver 3,000 gallons of propane, and can service approximately 30 customers per day. Able Energy NY purchases wholesale propane on the spot market at local facilities.

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

PriceEnergy currently has a network of approximately 70 dealers in 9 states in the Northeast from Maine to Virginia. Products and services are ordered over the Internet and forwarded to the local dealer to schedule delivery. PriceEnergy receives payment and retains a four-cent per gallon override on all oil ordered through the system.

Now that the proper dealer network is in place, the company expects that about 10 million gallons will be ordered in the coming fiscal year.

ACQUISITION OF ALL AMERICAN PLAZAS, INC.

All American Plazas, Inc., currently owns approximately 38% of our outstanding shares. In June 2005, we entered into a Stock Purchase Agreement ("Purchase Agreement") with all of the shareholders (the "Sellers") of All American Plazas, Inc. ("All American") in connection with our acquisition of All American. The transaction is expected to be consummated in October 2005, upon receipt of the required approval by our stockholders, as discussed herein.

All American, which is headquartered in Myerstown, Pennsylvania, is in the business of owning, operating and developing truck stops. Its operations include, but are not limited to, the ancillary merchandising of rights, products, and other goods and services. All American operates 11 multi-service truck stops in the United States that sell diesel fuel and related services to approximately 5,000 trucking accounts and other independent consumers. Its operations are located at primary interchanges servicing major truck routes in the northeast region of the United States, and its facilities, known as "All American Plazas," offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores that market primarily to professional truck drivers and other highway motorists.

A complete description of All American's business and full financial statements will be included in the proxy statement for the contemplated stockholders' meeting with respect to the acquisition.

For a more complete discussion of the All American Plaza acquisition please refer to the Current Report on Form 8-K, dated and filed with the Securities and Exchange Commission on June 16, 2005 and Item 13 of part III of this 10-K - "Certain Relationships and Related Transactions."

RECENT ALL AMERICAN FINANCING

All American recently consummated a financing that, if the acquisition of All American is consummated, will impact the Company. The recently completed refinancing by All American allowed All American to pay off approximately $3,000,000 in existing debt and provided All American with approximately $2,000,000 in working capital.

The description of the terms of All American's refinancing can be found in Item 13 of part III of this 10-K - "Certain Relationships and Related Transactions" and is qualified in its entirety by the terms and provisions contained in the financing documentation included in the Current Report on Form 8-K, dated June 7, 2005, and filed with the Securities and Exchange Commission on June 10, 2005, as Exhibits 99.1 through 99.7.

EFFECT OF CHANGE IN GENERAL ECONOMY

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

OIL PRICE VOLATILITY

Although prices of energy sources have been volatile, historically, this has not affected the performance of the Company because it has been able to pass substantially all wholesale cost increases along to its customers. While fluctuations in wholesale prices have not significantly affected demand to date, it is possible that significant wholesale price increases could have the effect of encouraging conservation of energy resources. If demand was reduced and the Company was unable to increase its gross profit margin or reduce its operating expenses, the effect of such decrease in demand would be a reduction of net income.

SEASONALITY

The Company's business is directly related to the heating needs of its customers. Accordingly, the weather can have a material effect on the Company's sales in any particular year. Generally, however, the temperatures in the past thirty years have been relatively stable, and as a result, have not had a significant impact on the Company's performance, except on a short-term basis. In the years 1997 and 2001, "El Nino" caused two of the warmest winters on record, which impacted home heating oil sales during the 1997-1998 and 2001-2002 winter seasons. The winter of 2004-2005 recorded temperatures for the season that were normal for New Jersey.

Approximately 65% of the Company's revenues are earned and received from October through March, and the overwhelming majority of such revenues are derived from the sale of home heating oil. During the spring and summer months, revenues from the sale of diesel and gasoline fuels increase due to the increased use of automobiles and construction apparatus.

Each of the Company's divisions is seasonal. From May through September, Able Oil experiences considerable reduction of retail heating oil sales.

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

WHOLESALE SUPPLIERS

The Company has three supply contracts for the purchase of Number 2 Heating Oil, representing 10% of the Company's annual heating fuel purchases. The Company purchases its remaining fuel supplies on the spot market. The Company satisfies its inventory requirements with seven different suppliers, the majority of which have significant domestic fuel sources, and many of which have been suppliers to the Company for over 5 years. The Company's current suppliers are Conective Oil Corporation, Sprague Energy, Petrocom Energy Group Ltd., Gulf-Catamont, Valero Energy Group, Rio Energy, Trans Montaigne Inc., Center Marketing, Inc. and Sun Co., Inc. (R&M). The Company monitors the market each day and determines when to purchase its oil inventory and from whom.

Three of these suppliers provided Able Oil with approximately 60% of its heating oil requirements for the year ended June 30, 2005.

Trans Montaigne, Inc. provided Able Melbourne with approximately 99% of its diesel fuel product requirements for the year ended June 30, 2005 and another major supplier provided Able Melbourne with approximately 99% of its lubricant and related product requirements for the year ended June 30, 2005.

Management believes that if the Company's supply of any of the foregoing products were interrupted, the Company would be able to secure adequate supplies from other sources without a material disruption in its operations. However, there can be no assurance that adequate supplies of such products will be readily available in the future.

TRUCK PURCHASES AND MAINTENANCE

The Company presently orders and purchases its fuel oil trucks from two companies that manufacture trucks suitable for the Company's operations. The Company has the option to purchase or lease standard equipment fuel trucks. The typical configuration of the Company's fuel trucks is a Kenworth with a 3,000-gallon multi-compartment aluminum tank, a vapor recovery system and a device that records fuel flow from the storage compartments. Each truck carries the Company's registered logo emblazoned on its side.

Service vehicles are standard commercial vans, which are obtained from a number of sources. These vehicles also carry the Company logo.

Generally, the Company relies upon equipment warranties, fixed fee service contracts and on-site repairs for the maintenance of the Company's fleet of vehicles. To date, the Company has not experienced significant downtime on any of its fuel trucks.

PRODUCT LINES

In fiscal year 2005, sales of home heating oil accounted for approximately 55% of the Company's revenues. The remaining 45% of revenues were from sales of gasoline, diesel fuel, kerosene, propane, home heating equipment services, and related sales. The Company also installs heating equipment and repairs such equipment on a 24 hours a day, seven days-a-week basis, generally within four hours of request.

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

Historically, referrals have been an important part of the Company's efforts to expand its business and the Company offers incentives to customers who refer business. Customers who refer business receive either $30 or 25 gallons of heating oil at no charge for each new customer referred. The Company also offers other special limited time promotions designed to increase business in specific targeted business segments. The Company also encourages civic and religious organizations to refer business to the Company. As an incentive, the Company pays such organizations a donation for each of its members who become customers and a stipend based upon the members' fuel consumption.

PATENTS AND TRADEMARKS

Able Energy owns the exclusive right and license to use, and to license others to use, the proprietary marks, including the service mark "Able Energy- -Registered Trademark-" (and design) ("Able Energy Proprietary Marks"). The "Able Energy- -Registered Trademark-" service mark and design was registered under Classes 37 and 39 of the Principal Register of the U.S. Patent & Trademark Office ("USPTO") on May 1, 2001 (registration No. 2,447,931). In addition, Able Energy established certain common law rights to the Able Energy Marks through its continuous, exclusive and extensive public use and advertising. The Proprietary Marks are not registered in any state.

Able Oil owns the exclusive right and license to use, and to license others to use, the proprietary marks, including the service mark "Able Oil- -Registered Trademark-" (and design) ("Able Oil Proprietary Marks"). The "Able Oil- -Registered Trademark-" service mark and design was registered under Classes 37 and 39 of the Principal Register of the U.S. Patent & Trademark Office ("USPTO") on April 30, 1996 (registration No. 1,971,758). In addition, Able Oil established certain common law rights to the Able Oil Proprietary Marks through its continuous, exclusive and extensive public use and advertising. The Proprietary Marks are not registered in any state.

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

In December 2000, the Company was advised by the USPTO that its applications for registration for the "PriceEnergy.com" mark was assigned Serial No. 76/172083 and the "PriceEnergy.com The Energy Hotspot" mark was assigned Serial No. 76/171829, as of November 28, 2000.

ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

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

On September 15, 2003, Able Oil received approval from the New Jersey Department of Environmental Protection of a revised Discharge Prevention Containment and Countermeasure plan ("DPCC") and Discharge, Cleanup and Removal plan ("DCR") for the facility at 344 Route 46 East in Rockaway, New Jersey. This plan has received approval and will be in effect for three years. The State of New Jersey requires companies which operate major fuel storage facilities to prepare such plans, as proof that such companies are capable of, and have planned for, an event that might be deemed by the State to be hazardous to the environment. In addition to these plans, Able Oil has this facility monitored on an ongoing basis to ensure that the facility meets or exceeds all standards required by the State.

The Company experienced no spill events that would warrant investigation by state or other environmental regulatory agencies. All locations are prepared to deal with such an event should one occur.

GOVERNMENT REGULATIONS

Numerous federal, state and local laws, including those relating to protection of the environment and worker safety, affect the Company's operations. The transportation of fuel oil, diesel fuel, propane and gasoline is subject to regulation by various federal, state and local agencies including the U.S. Department of Transportation ("DOT"). These regulatory authorities have broad powers, and the Company is subject to regulatory and legislative changes that can affect the economies of the industry by requiring changes in operating practices or influencing demand for, and the cost of providing, its services.

The regulations provide that, among other things, the Company's drivers must possess a commercial driver's license with a hazardous materials endorsement. The Company is also subject to the rules and regulations concerning the Hazardous Materials Transportation Act. For example, the Company's drivers and their equipment must comply with the DOT's pre-trip inspection rules, documentation regulations concerning hazardous materials (i.e. certificates of shipments which describe the type and amount of product transported), and limitations on the amount of fuel transported, as well as driver "hours of service" limitations. Additionally, the Company is subject to DOT inspections that occur at random intervals. Any material violation of DOT rules or the Hazardous Materials Transportation Act may result in citations and/or fines upon the Company. In addition, the Company depends upon the supply of petroleum products from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The Company cannot determine the extent to which future operations and earnings may be affected by new legislation, new regulations and/or changes in existing regulations.

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

EMPLOYEES

As of June 30, 2005, the Company employed approximately 95 individuals. From October through March, the Company's peak season, the Company employs approximately 114 persons. From April through September, the Company employs approximately 85 persons. Currently, there are no organized labor unions representing any of the employees of Company or any of its related companies.

ITEM 2. PROPERTIES.

The Company's corporate headquarters are located in a 9,800 square foot facility in Rockaway, New Jersey. This facility accommodates the Company's corporate, administrative, marketing and sales personnel. The lease expires on April 30, 2006 and carries an annual rent increasing from $109,000 to $290,000 over the term of the lease. The Company owns property located at 344 Route 46 in Rockaway, New Jersey. This facility accommodates the Company's fuel terminal, including fuel storage tanks, truck yard space and dispatch operations. The Company purchased the property in August 1999, through a newly formed wholly owned subsidiary, Able Energy Terminal, LLC, at a purchase price of $1,150,000. The Company also owns a building, totaling approximately 1,450 square feet, consisting of a wood frame facility located at 38 Diller Avenue, Newton, New Jersey, that will serve as a supply depot, storage area & administrative offices and service facility when damage that occurred on March 14, 2003 in connection with a fire is repaired.

Able Melbourne leases a 3,000 square foot concrete and aluminum facility that serves as a storage facility, a service facility and administrative offices, located at 79 Dover Avenue, Merritt Island, Florida, and is governed by an oral, month-to-month lease with annual rent of $5,000. The Company does not store fuel oil at this location with the exception of that which is kept in the delivery trucks. This facility is conveniently located within three miles of its wholesale supplier. The Company is responsible for maintaining all of its facilities in compliance with all environmental rules and laws.

ITEM 3. LEGAL PROCEEDINGS.

In accordance with the purchase of the property on Route 46, Rockaway, New Jersey, by Able Energy Terminal, LLC, the Company intends to pursue recovery of all costs and damages related to a lawsuit by the seller against a former tenant of the property, based on environmental cleanup costs on the property. Purchaser will assume all responsibility and direction for the lawsuit, subject to the sharing of half of any recoveries from the lawsuit with the seller. The seller by reduction of its mortgage will pay costs related to the above up to $250,000. In December of 2000, the Company reached an agreement with the former tenants whereby the former tenants agreed to pay Able Energy, Inc. the sum of $397,500 in order to pay for the environmental cleanup costs on the Company's Route 46 property.

As a result of the March 14, 2003 fire at the Newton, NJ terminal, various claims have been submitted to the Company's insurance carrier. Over 220 claims have been settled. As of June 30, 2005, individuals or companies who were unable to reach successful settlements with the Company's insurance carrier have filed seven lawsuits against the Company. The Company's insurance carrier has established reserves for losses, as deemed appropriate. The Company's insurance carrier is defending as related to compensatory damages. Legal counsel is defending on any punitive damages claims.

Also in connection with the March 2003 Newton fire, a subsidiary of the Company entered a guilty plea in July 2005 to one count of negligently damaging property, a fourth-degree crime in New Jersey. In connection with the plea agreement, the Company will pay a fine of up to $30,000 (to be determined at a sentencing in October 2005). In addition, Christopher P. Westad, the Company's President and Acting Chief Executive Officer, entered into a pre-trial intervention agreement, conditioned upon 250 hours of community service over a two-year period, which he is currently serving.

The Company is not currently involved in any legal proceeding that is likely to have a material adverse effect on the results of operations or the financial condition of the Company. From time to time, the Company may become a party to litigation incidental to its business. There can be no assurance that any financial legal proceedings will not have a material adverse affect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were submitted to a vote of security holders at our annual meeting held at 530 Fifth Avenue in New York, N.Y. on May 25, 2005.

         1. Election of seven directors to hold office until the 2006 Annual Meeting of Shareholders and until their successors are elected and qualified:

                                                FOR             WITHHELD

        Christopher P. Westad                  1,201,892            4,672
        Gregory D. Frost                       1,202,799            3,765
        Patrick O'Neill                        1,203,999            2,565
        Edward C. Miller, Jr.                  1,202,692            3,872
        Stephen Chalk                          1,194,999           11,565
        Alan E. Richards                       1,203,999            2,565
        Solange Charas                         1,203,999            2,565

        2. Approval of the 2005 Incentive Stock Plan:

              FOR        AGAINST      ABSTAIN        BROKER NON-VOTES
              ---        -------      -------        ----------------

              160,540    38,320       80             1,007,624

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)     Market Price and Dividend Information

The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "ABLE". The following table sets forth the high and low bid prices of the Common Stock on a quarterly basis, as reported by Nasdaq:

FISCAL YEAR ENDED JUNE 30, 2005                          HIGH           LOW
First Quarter                                       $    2.62     $    1.60
Second Quarter                                           6.03          2.14
Third Quarter                                           15.30          2.51
Fourth Quarter                                          22.94          7.90

FISCAL YEAR ENDED JUNE 30, 2004                          HIGH           LOW
First Quarter                                       $    3.85     $    2.75
Second Quarter                                           4.17          2.55
Third Quarter                                            3.37          2.30
Fourth Quarter                                           2.62          1.60

(b) As of September 23, 2005, the Company's common stock was held beneficially by approximately 2,594 persons.

(c)     Dividends

We have never paid a cash dividend on our common stock. It is the current policy of our Board of Directors to retain any earnings to finance the operations and expansion of our business. The payment of dividends in the future will depend upon our earnings, financial condition and capital needs and on other factors deemed pertinent by the Board of Directors.

(d)     Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation".

                                                                       FOR THE YEAR ENDED JUNE 30,
                                                 2005             2004             2003               2002            2001
                                                 ----             ----             ----               ----            ----
RESULTS OF OPERATION DATA -
---------------------------
      CONTINUING OPERATIONS
      ---------------------
Sales                                        $ 61,964,825     $ 42,882,327     $ 43,409,488       $ 24,851,039    $ 18,189,597
Gross Profit                                    5,986,870        5,614,858        6,504,093          4,273,819      53,081,399
Operating Income (Loss)                        (1,142,598)      (1,971,745)         328,463         (1,852,533)       (717,763)
Net Income (Loss) from continuing
     operations                                (2,110,257)      (2,700,102)          53,322         (1,947,539)       (725,223)
Net Income (Loss) from continuing
     operations Per Share                            (.99)           (1.34)             .03               (.97)           (.36)
Depreciation and Amortization                   1,183,144        1,152,906        1,070,046          1,027,144       1,183,144
Interest Expense                                  449,776          576,578          435,992            281,994         449,776
Weighted Average Number of Shares
     Outstanding - Basic                        2,140,813        2,013,250        2,012,708          2,001,332       2,140,813

BALANCE SHEET DATA
------------------

Cash                                         $  1,754,318     $  1,309,848     $    400,033       $    258,560    $    999,018
Current Assets                                  6,230,307        5,577,508        5,504,366          3,086,136       4,040,586
Current Liabilities                             6,550,350        5,320,953        5,508,829          5,559,680       5,169,197
Total Assets                                   12,754,560       12,443,695       12,612,582         10,477,891      11,756,530
Long-Term Liabilities                           4,146,095        3,724,691        3,616,461          1,657,071       1,828,401
Total Stockholders' Equity                      2,058,115        3,398,051        3,487,292          3,261,140       4,758,932

Notes
     1. The results of operation data for the years ended June 30, 2003, June 30, 2002 and June 30, 2001 have been adjusted to reflect the discontinued operations of Able Propane, LLC (see financial statement
          Note 23).

     2. Due to the Company changing its fiscal year during 2001, the results of operation for the year ended June 30, 2001 in the above table are for the period January 1, 2001 to June 30, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion should be read in conjunction with our Consolidated Financial Statements, and Notes thereto, contained elsewhere in this report.

OVERVIEW
--------------------------------------------------------------------------------

Able Energy Inc. ("Able") was incorporated in Delaware in 1997. Able Oil, a wholly owned subsidiary of Able, was established in 1989 and sells both residential and commercial heating oil and complete HVAC service to it heating oil customers. Able Energy NY, a wholly owned subsidiary of Able, sells residential and commercial heating oil, propane diesel fuel, and kerosene to customers around the Warrensburg NY area. Able Melbourne, a wholly owned subsidiary of Able, was established in 1996 and sells various grades of diesel fuel around Cape Canaveral FL. PriceEnergy Inc., a majority owned subsidiary of Able, was established in 1999 and has developed an internet platform that has extended the Company's ability to sell and deliver liquid fuels and related energy products.

Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for us to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include:

     o    Commodity Supply
     o    Commodity Pricing
     o    Customers Converting to Natural Gas
     o    Alternative Energy Sources
     o    Winter Temperature Variations (Degree Days)
     o    Customers Moving Out of The Area
     o    Legislative Changes
     o    The Availability (Or Lack of) Acquisition Candidates
     o    The Success of Our Risk Management Activities
     o    The Effects of Competition
     o    Changes in Environmental Law
     o    General Economic, Market, or Business Conditions

We undertake no obligation to update or revise any such forward-looking statements.

BUSINESS STRATEGY

Our business plan calls for maximization of sales throughout our existing heating oil market areas by means of aggressive market penetration to recapture lost business as well as to attract new customers who have moved into our market area during the past two years. In addition, our external strategy is to acquire related heating oil businesses, which strengthen and expand our current service area along with moving into planned new areas. In this way, we can realize new residential and commercial business and take advantage of expected population growth in new market regions.

We also are in the process of becoming more vertically integrated through acquisition. In addition to acquiring businesses in the core #2 heating oil portion of our business, we are also developing relationships with potential acquisitions in the area of diesel fuel distribution, truck stop facilities, convenience store/gasoline fueling stations, and crude oil refineries.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 of the consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We consider the following policies to be the most critical in understanding the judgments involved in preparing the financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

DEPRECIATION, AMORTIZATION AND IMPAIRMENT OF LONG-LIVED ASSETS
We calculate our depreciation and amortization based on estimated useful lives and salvage values of our assets. When assets are put into service, we make estimates with respect to useful lives that we believe are reasonable. However, subsequent events could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization.

Additionally, we assess our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such indicators include changes in our business plans, a change in the extent or manner in which a long-lived asset is being used or in its physical condition, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, an impairment charge would be recorded for the excess of the carrying value of the asset over its fair value. Determination as to whether and how much an asset is impaired would necessarily involve numerous management estimates. Any impairment reviews and calculations would be based on assumptions that are consistent with our business plans and long-term investment decisions.

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
We routinely review our receivable balances to identify past due amounts and analyze the reasons such amounts have not been collected. In many instances, such uncollected amounts involve billing delays and discrepancies or disputes as to the appropriate price or volumes of oil delivered, received or exchanged. We also attempt to monitor changes in the creditworthiness of our customers as a result of developments related to each customer, the industry as a whole and the general economy. Based on these analyses, we have established an allowance for doubtful accounts receivable and consider the reserve adequate, however, there is no assurance that actual amounts will not vary significantly from estimated amounts.

REVENUE AND EXPENSE ACCRUALS
We routinely make accruals for both revenues and expenses due to the timing of compiling billing information, receiving third party information and reconciling our records with those of third parties. We reflect estimates for these items based on our internal records and information from third parties. We believe our estimates for these items are reasonable, but there is no assurance that actual amounts will not vary significantly from estimated amounts.

INCOME TAXES
As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. Significant judgment is required in determining the income tax expense provision. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company assesses the likelihood of our deferred tax assets being recovered from future taxable income. The Company then provides a valuation allowance for deferred tax assets for which the Company does not consider realization of such assets to be more likely than not. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance. Any decrease in the valuation allowance could have a material impact on net income in the period in which such determination is made.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

The following extraordinary expense items negatively affected net income for the year ending June 30, 2005:

     o    One time non-recurring expenses for deferred loss due
          to the 2003 Newton Accident                                 $318,000
     o    Accelerated amortization and prepayment penalty for
          early payoff of UPS loan                                    $206,000
     o    Stock based compensation                                    $117,000
     o    Director's fees from prior years                            $183,000
     o    Professional fees for legal & related expenses due to
          the 2003 Newton Accident & supplemental Government
          filings.                                                    $311,000
                                                                    ----------
          Total                                                     $1,135,000

The following table presents the percentage of total revenue for the periods indicated and changes from period to period of certain items included in the Company's Consolidated Statements of Operations.

                                                                                                  Period-to-Period
                                                                                                     % Changes
                                                           % For Year Ended                          ---------
                                                               June 30,                         2005           2004
                                                               --------                          vs.            vs.
                                                     2005          2004        2003             2004           2003
                                                     ----          ----        ----             ----           ----
Net sales                                           100.0%        100.0%      100.0%            44.5%          (1.2)%
Cost of sales                                        90.3          86.9        85.8             50.2            1.0
                                                     ----          ----        ----
Gross profit                                         9.7           13.1        15.0              6.6          (13.7)
Selling, general and administrative expenses        (9.6)         (15.0)      (11.8)            (7.6)          26.0
Depreciation and Amortization Expense               (1.9)         (2.7)        (2.5)             2.6            7.7
                                                     ----          ----        ----
Loss (income) from operations                       (1.8)         (4.6)         0.8             42.1             *
Interest and Other Income                            0.3           0.3          0.3             43.3           33.1
Interest Expense                                    (0.7)         (1.3)        (1.0)           (22.0)          32.2
Directors' Fees                                     (0.3)           -          (0.1)              *              *
Gain (loss) on sale of assets                         -             -            -                *              *
Gain on Insurance Recovery                            -             -           .05               *              *
Other Income (Expense)                              (0.5)           -            -                *              *
Legal Fees Relating to Other Expense                (0.3)         (0.6)        (0.2)              *              *
                                                     ----          ----        ----
Income (loss) from continuing operations
     before income tax (provision) benefit          (3.4)         (6.2)         0.2            (20.8)            *
Income tax (provision) benefit                       0.0          (0.1)        (0.1)              *
                                                     ----          ----        ----
Income (loss) from continuing operations            (3.4)         (6.3)         0.1            (21.8)            *
                                                    -----         -----         ---

* Not meaningful

FISCAL 2005 COMPARED TO FISCAL 2004

Revenue for fiscal 2005 increased approximately $19.1 million or 44.5% over fiscal 2004. This increase can be attributed primarily the pass-through of fuel oil costs customers offset by somewhat lower gallons sales during the period as a result of a slight decline in heating degree days from last season and the initial impact of marketing changes in the way the company sells to its discount customers. The Company did not have the use of its facility in Newton, New Jersey, due to the March 2003 accident.

Gross profit margins for fiscal 2005 decreased to 9.7% from 13.1% for fiscal 2004. The decrease in margin was the result of the dramatically rising product costs during the period. Retail pricing was adjusted as necessary to cover most of the increases while continuing to maintain the Company's competitive position in the marketplace. Gross profit margin was also affected by a strong increase in sales of our PriceEnergy subsidiary in Able's present market area.

Selling, general and administrative expenses for fiscal 2005 decreased by approximately $487,000 or 7.6% compared to fiscal 2004. The Company attributes this decrease primarily to a reduction in advertising and marketing of approximately $315,000 related to more effective advertising campaigns and a reduction in bad debt expense of approximately $151,000 related to increased collection efforts during the period.

Depreciation and amortization expense remained relatively flat for fiscal 2005 as compared to fiscal 2004.

Other income (expenses) increased to a net expense of $964,000 in fiscal 2005 from $689,000 in fiscal 2004. The increase is primarily related to a write-off of costs related to insurance claims of approximately $318,000 and directors fees of $183,000. These costs were offset by an increase in interest income of approximately $65,000 and reduction in interest expense of approximately $127,000 related to debt pay-offs and refinancing.

Operating loss for fiscal 2005 was $1.1 million compared to $1.9 million for fiscal 2004. The net improvement in our operating loss for the year was directly related to the volatile market pricing and a decrease in selling, general and administrative expenses.

Our effective tax rate for fiscal 2005 is negligible. The difference in the Company's effective tax rate from the federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets. Current period income tax expense of $3,488 represents minimum state tax liabilities.

Net loss for fiscal 2005 was $2.1 million compared to $89,000 for fiscal 2004. During fiscal 2004 the Company recognized a gain on sale of the operating assets of Able Propane in the amount of $2.7 million, which reduced its net loss from $2.7 million. Excluding this gain the net loss from fiscal 2004 to fiscal 2005 decreased by approximately $590,000. This decrease in the net loss is primarily due to gross profit increase and selling, general and administrative expense decreases offset by increases in other expenses.

FISCAL 2004 COMPARED TO FISCAL 2003

The Company reported revenues of $42,882,327 for fiscal 2004, which was a small decrease of $527,161 from the prior year's revenues of $43,409,488 for the same period. This decrease can be attributed primarily to somewhat lower gallons sales during the period as a result of a decline in heating degree days from the previous season and the initial impact of marketing changes in the way the company sells to its discount customers. The Company did not have the use of its facility in Newton, New Jersey, due to the explosion in March 2003, which negatively affected service levels to some of the customers in the Sussex County, New Jersey, delivery area.

Gross profit margin, as a percentage of revenues, for fiscal 2004, decreased by 1.89% from $6,504,093 to $5,614,858. The decrease in margin was the result of the dramatically rising product costs during the months of October, November and December. Retail pricing was adjusted appropriately to cover most of the increases while continuing to maintain the company's competitive position in the marketplace.

Selling, General, and Administrative expenses, as a percent of sales, increased by 3.24% from 11.76% in year ending June 30, 2003 to 15.00% during the year ending June 30, 2004. The Company attributes this increase to higher insurance rates due to an unsettled insurance market; payroll costs, advertising, outside consulting and legal fees.

Operating loss for fiscal 2004 was $(1,971,745) as compared to the Company's income of $328,463 for fiscal 2003. This operating loss for the year was directly related to the volatile market pricing and increased costs related to the explosion and fire in Newton, New Jersey on March 14, 2003, and increased operating costs (such as insurance).

Net loss for fiscal 2004 was $(2,700,102) as compared to income of $53,322 in fiscal 2003. This loss was directly related to an increase in operating costs, warmer temperature for the season, and a lower gross margin.

OPERATIONAL EFFICIENCIES

Volume in gallons is the true gauge by which increases or decreases can be measured on a year-to-year basis as the volatility in the cost of the commodity can present an inexact picture of real growth. Total gallons for fiscal 2005 vs. fiscal 2004 were down by 2.9%. This is primarily the result of slightly lower heating degree-days in the 2004/05 season vs. the 2003/04 season. Heating degree-days are the industry measurement used to relate each day's temperatures during the heating season to the demand for fuel used for heat. Other reasons for the year-to-year gallons decline were the fact that the March 2003 explosion, which affected our Newton fuel depot, has left this facility still in an "out of service" condition. We are currently working diligently to get this location back in service, or a substitute (acquisition) facility, before the beginning of the upcoming heating season. The ability to use this, or some other location in the area, will greatly improve our service level to the Sussex County delivery area. We are also enhancing our communications to our `will call' customers by offering Able Oil Express. We believe that by focusing our efforts on each specific segment of customer, we can build overall gallons sales. Gallons increases could also be realized through the successful completion of several acquisitions that are anticipated for completion in the current 2005/2006 fiscal year. These acquisitions, if completed, could significantly add to our Company's overall sales volume as measured in gallons as well as dollars of revenue.

The Company believes that it will continue to increase the utilization of existing personnel and equipment, thus continuing to reduce expenses as a percent of sales, and increasing profitability, within its current business configuration. The redefining of the Company's organizational chart and associated position descriptions (by assigning duties to best suit the organization's growth) will further enhance this increased utilization. Moreover, the Company has completed the process of implementing a new Versyss (now ADDS North) operating system to further streamline operations and information processing.

The Company understands the importance of controlling expenses at every level and as such, has enlisted the support of an outside consultant to assist in the integration of a new comprehensive operating budget that will interface with the new ADDS North computer operating system. The Company believes that these changes will enable management, through enhanced reporting capabilities, to quickly respond to changing trends in sales and expenses. The combination of the new operating system and the detailed budget program and reporting now provides all levels of management with real time results not previously available.

The Company's margin strategy will be strengthened as it plans to shift some of the sales volume to other area dealers within the PriceEnergy subsidiary to handle highly discounted non-service related home heating oil sales. This change will permit Able Oil Co. to focus and grow its higher margin automatic delivery customer base using its moniker of "Full Service at Discount Prices", while the PriceEnergy entity will cater to those customers looking for the lowest possible retail price either on-line or over the phone. The Company believes that this further segmentation of its customer base will be successful in increasing overall profitability while enhancing customer appeal. The Company has identified several discreet customer segments that prefer varying levels of service from the Company. By better aligning the Company's product offerings to match the desires of these customer segments, the Company believes that it will be able to capture a larger market share.

The Company implemented a service billing methodology known as "Flat Rate Pricing," an approach similar to that used in the automobile repair industry. This system provides the Company's sales and service personnel a "package approach" to selling service, and provides the customer with an easy to understand invoice. This policy is consistent with the Company's customer segmentation strategy, permitting different retail prices for different customer segments, based upon their choice of service level desired. This system will interface with the Company's automated dispatch communications program that was introduced last year. Since the flat rate pricing has now been fully rolled out, the Company's service segment is now operating as a profit center instead of a support vehicle to the fuel delivery side of the business.

WARRENSBURG, NEW YORK OPERATIONAL ENHANCEMENTS

The Company is in the process of completing operational changes to its Warrensburg, New York business, which will permit the consolidation of all daily operations on to one modern facility located in the newly developed Warrensburg Industrial Park. The Company's previous operations on its Lake George property have been moved to the new site and the Lake George location has been sold. The proceeds from the sale of this location have provided funding for the new operations at the industrial park. When completed this fall, the new fuel depot and sales office will house the local sales and administrative support personnel as well as operations and fuel storage for #2 heating oil, kerosene, propane gas, and diesel fuel. A new modular office and tank farm has been completed on the new property and the Company has terminated its leased office space on Mail Street in Warrensburg. By having all operations combined in the new location we will have the ability to grow the business more effectively as well as handle a greater volume of all products.

RECENTLY IMPLEMENTED TECHNOLOGICAL PROCEDURES

The Company has introduced additional customer service technology to its Rockaway call and administrative center during the past year. Management has completed improvements to its existing telephone hardware and in-house call management. The Company's call center environment now provides he ability to respond to changing call patterns, both higher and lower, without the expense of clerical over-staffing to meet unrealized needs. New software gives customers the option of placing an order via a voice activated technology. This enables customers who simply wish to refill their fuel tank, the opportunity to quickly place an order 24 hours a day without the help of a live customer service representative. This system has been a contributing factor in our reduction of clerical SG&A expense for the past fiscal year.

The Company is now beginning full implementation of the recently announced automated dispatch technology, which provides management with the ability to communicate with service technicians instantaneously. This system is also now performing billing functions at the customer's location as well as documenting payment data instantaneously. Additionally, management is now aware of the status of every on-duty worker and is able to obtain real time reporting for stand-by, en route, and service work time. This system has enabled the Company to maximize scheduling opportunities and eliminate service technician down time.

PRICEENERGY OPERATING SUBSIDIARY

The company's operating subsidiary, PriceEnergy, with its modern order-processing platform, has been in full operation for over four years now. This revolutionary proprietary technology is fully automated and allows for the removal of the inefficiencies associated with traditional heating oil companies in this industry. PriceEnergy has generated over 7.1 million gallons in business this year, which were delivered by the growing PriceEnergy dealer network. This is an increase of over 61% vs. prior year. In December of 2002, PriceEnergy began sales of home heating oil in the initial BJ's Wholesale Club. Gallons sold through this venue have been steadily increasing. The Company is excited about these types of opportunities with "Channel Partners" such as BJ's and is looking to expand the Channel Partner concept. The Company is currently in the process of upgrading the PriceEnergy operating platform to enable it to handle even greater volumes of business as well as provide new services to its customers including an on-line or "I-Catalog" selling energy related items for home and business.

EXPLOSION AND FIRE

On March 14, 2003, Able Energy experienced an explosion and fire at its Newton, New Jersey facility which resulted in the destruction of an office building on the site, as well as damage to 18 company vehicles and neighboring properties. While there were no serious injuries, the Newton facility has been in an out of service condition since the incident.

The Company is currently not processing deliveries from the Newton, New Jersey, facility as the Newton Board of Adjustment originally denied the Company's application to repair and rebuild the facility on the grounds that the zoning laws covering the Newton, New Jersey, property had been changed following the accident. The Company appealed the Board's decision in August of 2004, and was granted immediate permission to make some building repairs and restore power to the underground cathodic protection system. The Company has effectuated these repairs and will continue to move the legal process forward in order to regain use of the facility. It is anticipated that the Company will have use of either its Newton facility or an alternative location in the area soon. This would enable the Company to realize savings in delivery mileage and driver time as a result of being able to handle this area's business needs locally.

LIQUIDITY AND CAPITAL RESOURCES

To date, our principal sources of working capital have been the proceeds from public and private placements of securities and notes payable. Since our inception, sales of securities, including the proceeds from the exercise of outstanding options and warrants, have generated approximately $6.5 million less applicable expenses.

We had a working capital deficit of approximately $(320,000) at June 30, 2005 compared to working capital of approximately $257,000 at June 30, 2004 and ratios of current assets to current liabilities of .95:1 as of June 30, 2005 and 1.05:1 as of June 30, 2004. The working capital decrease of approximately $577,000 was primarily due to a net loss of approximately $2.1 million and capital expenditures of approximately $1.2 million. This decrease was partially offset by proceeds from the sale of common stock through the exercise of outstanding options and warrants of approximately $0.5 million, net proceeds from note payable, long term debt and lines of credit of approximately $0.9 million, depreciation and amortization included in net loss of approximately $1.2 million and non-cash compensation included in net loss of approximately $0.2 million.

In May 2005 we entered into a $1,750,000 line of credit agreement with Entrepreneurs Growth Capital, LLC. The line is collateralized by accounts receivable and inventories. Outstanding balances under the loan bear interest at an annual rate equal to the Citibank's Prime rate plus 4%. As of June 30, 2005 approximately $1 million was outstanding and $750,000 was available under this credit line.

On July 12, 2005, the Company consummated a financing with a group of lenders. Pursuant to the terms of the Securities Purchase Agreement, the Company sold variable rate convertible debentures in the amount of $2.5 million. The debentures shall be repaid within two years from the date of issuance with interest payable at a rate per annum equal to Libor, plus 4%, which on July 12, 2005 was 3.57% plus 4%, or 7.57%. The interest is payable quarterly on the first of January, April, July, and October. The debentures may be converted at the option of the purchasers into shares of the Company's Common Stock at a conversion price of $6.50 per share. The amount of shares to be issued at such conversion will be 384,618. In addition, the purchasers shall have the right to receive five-year warrants to purchase 192,308 shares of Common Stock at $7.15 per share. The market value of the Company's Common Stock on July 12, 2005 was $17.90 per share. The debenture conversion price of $6.50 is 36.31% of the market value. Closing expenses related to this transaction totaled $315,000, including a $250,000 broker fee and $65,000 in various legal expenses.

On July 27, 2005, the Company made a loan of $1,730,000 to All American Plazas, Inc. which is the largest shareholder of the Company. The funds were disbursed from the financing proceeds of $2.5 million described above. Under the note, the loan bears interest at 3.50% per annum and is secured by the 1,000,000 shares of Able Energy, Inc. Common Stock owned by All American Plazas, Inc. The interest rate of the Company on its $2.5 million of convertible debentures is currently 7.57%, as noted above.

We anticipate that funds generated from operations, together with cash and investments, and availability under our credit line will be sufficient to fund our current level of growth and our existing commitments at least through fiscal 2006. However, to the extent the expansion of our operations requires significant additional resources, we may be required to seek additional financing. No assurance can be given that such financing would be available on terms that would be acceptable to us.

MATERIAL COMMITMENTS
--------------------------------------------------------------------------------

The following schedule summarizes our contractual cost obligations as of June 30, 2005 in the periods indicated.

--------------------------------------- ---------------------------------------------------------------------------------
                                                                     Payments Due by Period
                                        ---------------------------------------------------------------------------------
             Contractual                                                                                    More than
             Obligations                    Total        Less than 1 year      1-3 years      3-5 years       5 years
--------------------------------------- --------------- ------------------- ---------------- ------------ ---------------
Long-Term Debt                             $ 4,339,187         $ 1,086,849     $    244,263    $ 151,110     $ 2,856,965
--------------------------------------- --------------- ------------------- ---------------- ------------ ---------------
Capital Lease Obligations                      976,398             266,831          669,344       40,223               -
--------------------------------------- --------------- ------------------- ---------------- ------------ ---------------
Operating Leases                                98,830              98,830                -            -               -
--------------------------------------- --------------- ------------------- ---------------- ------------ ---------------
Unconditional Purchase Obligations           2,284,909           2,284,909                -            -               -
--------------------------------------- --------------- ------------------- ---------------- ------------ ---------------
Other Long-Term Obligations                          -                   -                -            -               -
--------------------------------------- --------------- ------------------- ---------------- ------------ ---------------

Total Contractual Cash Obligations         $ 7,699,324         $ 3,737,419     $    913,607    $ 191,333     $ 2,856,965
--------------------------------------- --------------- ------------------- ---------------- ------------ ---------------

Excluded from the table above is estimated interest payments on long-long term debt and capital lease obligations of approximately $378,035, $765,819, $367,974 and $2,031,618 for the periods less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------------------------------------------------

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

FUTURE OPERATING RESULTS. Future operating results, which reflect management's current expectations may be impacted by a number of factors that could cause actual results to differ materially from those stated herein. These factors include worldwide economic and political conditions, terrorist activities, industry specific factors, and governmental agencies.

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE VOLATILITY IN THE PRICE OF OUR COMMON STOCK. Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. As demand for our services has increased in recent periods, our quarterly revenue and operating results have become highly dependent on the timing of contracts signed and programs implemented during the quarter, which are difficult to forecast.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. All of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At June 30, 2005, the Company had approximately $4.3 million of outstanding long-term debt. Although the Company's assets included approximately $1.7 million in cash and cash equivalents market rate risk associated with changing interest rates in the United States is not material. See also Note 4 of the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Attached.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of the Company's management, including the acting chief executive officer ("CEO") and acting chief financial officer ("Acting CFO") (who ceased performing the duties of Acting CFO on August 15, 2005), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Acting CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005.

Subsequent to the performance of the evaluation described above, the Company hired a new chief financial officer ("New CFO") on August 15, 2005. The New CFO, together with the Company's management and Audit Committee, is in the process of evaluating the current effectiveness of the Company's disclosure controls and procedures to ensure their effectiveness on an ongoing basis. This evaluation is still in progress. To date, no deficiencies or weaknesses in the Company's disclosure controls and procedures have been identified.

There were no significant changes in the Company's internal control over financial reporting in the fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                               For the Years Ended
                             June 30, 2005 and 2004





                                                                       Page
                                                                       ----

Report of Independent Registered Public Accounting Firm                 F-1

Consolidated Balance Sheets                                             F-2

Consolidated Statements of Operations                                   F-4

Consolidated Statements of Stockholders' Equity                         F-5

Consolidated Statements of Cash Flows                                   F-6

Notes to Consolidated Financial Statements                           F-8 - F-25

To The Board of Directors
Able Energy, Inc.
Rockaway, New Jersey 07866

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited the accompanying consolidated balance sheets of Able Energy, Inc. and subsidiaries as of June 30, 2005 and 2004 and the related consolidated statements of operations, Stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Able Energy, Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

Simontacchi & Company, LLP
Rockaway, New Jersey
September 14, 2004


                                        ABLE ENERGY, INC. AND SUBSIDIARIES
                                            Consolidated Balance Sheets
                                                     June 30,

                                                      ASSETS
                                                      ------

                                                                               2005                   2004
                                                                               ----                   ----
CURRENT ASSETS:
    Cash                                                                       $ 1,754,318            $ 1,309,848
    Accounts Receivable (Less Allowance for Doubtful
       Accounts of  $238,049 (2005) and $192,222 (2004)                          2,876,900              2,436,554
    Inventory                                                                      726,987                559,325
    Notes Receivable - Current Portion                                              57,826                 51,851
    Other Receivable - Non-Compete - Current Portion                               225,000                225,000
    Miscellaneous Receivables                                                       38,596                127,422
    Prepaid Expenses                                                               485,904                310,142
    Deferred Costs - Insurance Claims                                                    -                424,547
    Prepaid Expense - Income Taxes                                                       -                  2,063
    Deferred Income Tax                                                             64,776                 54,923
    Other Receivable                                                                     -                 75,833
                                                                               -----------            -----------
        TOTAL CURRENT ASSETS                                                     6,230,307              5,577,508
                                                                               -----------            -----------

PROPERTY AND EQUIPMENT:
    Land                                                                           479,346                479,346
    Buildings                                                                      946,046              1,000,268
    Trucks                                                                       3,594,218              3,217,443
    Fuel Tanks                                                                     824,738                674,765
    Machinery and Equipment                                                        999,315                911,177
    Building Improvements                                                          790,424                607,484
    Cylinders                                                                      295,476                183,773
    Office Furniture and Equipment                                                 205,319                200,640
    Website Development Costs                                                    2,390,589              2,330,794
                                                                               -----------            -----------
                                                                                10,525,471              9,605,690
    Less: Accumulated Depreciation and Amortization                              5,980,636              4,819,707
                                                                               -----------            -----------
        NET PROPERTY AND EQUIPMENT                                               4,544,835              4,785,983
                                                                               -----------            -----------

OTHER ASSETS:
    Deferred Income Taxes                                                           45,091                 45,091
    Deposits                                                                        54,918                137,015
    Other Receivable - Non-Compete - Less Current Portion                          450,000                675,000
    Notes Receivable - Less Current Portion                                        649,435                675,295
    Customer List, Less Accumulated Amortization of  $188,122                      422,728                422,728
    Covenant Not to Compete, Less Accumulated Amortization of
      $100,000 (2005) and $96,667 (2004)                                                 -                  3,333
    Development Costs - Franchising                                                  9,191                 18,382
    Deferred Closing Costs - Financing                                             348,055                103,360
                                                                               -----------            -----------

         TOTAL OTHER ASSETS                                                      1,979,418              2,080,204
                                                                               -----------            -----------

         TOTAL7 ASSETS                                                         $12,754,560            $12,443,695
                                                                               ===========            ===========


                           See accompanying notes to consolidated financial statements.


                                        ABLE ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Balance Sheets (continued)
                                                     June 30,

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                       ------------------------------------

                                                                               2005                   2004
                                                                               ----                   ----

CURRENT LIABILITIES:
    Accounts Payable                                                           $ 1,863,841            $ 1,703,005
    Note Payable - Line of Credit                                                1,015,468                699,236
    Note Payable - Other                                                           432,660                      -
    Current Portion of Long-Term Debt                                              338,212                371,838
    Accrued Expenses                                                               184,097                318,154
    Accrued Taxes                                                                  112,064                 31,582
    Employee Income Tax Withheld                                                   146,624                      -
    Deferred Income                                                                      -                  2,333
    Customer Pre-Purchase Payments                                               2,226,655              1,495,906
    Customer Credit Balances                                                       230,729                698,899
                                                                               -----------            -----------
        TOTAL CURRENT LIABILITIES                                                6,550,350              5,320,953

DEFERRED INCOME                                                                     79,679                 79,679
DEFERRED INCOME TAXES                                                              104,517                 91,176
LONG TERM DEBT: less current portion                                             3,961,899              3,553,836
                                                                               -----------            -----------
        TOTAL LIABILITIES                                                       10,696,445              9,045,644
                                                                               -----------            -----------

STOCKHOLDERS' EQUITY:
    Preferred Stock
    Authorized 10,000,000 Shares Par Value $.001 per share
     Issued - None
    Common Stock
    Authorized 10,000,000 Par Value $.001 per share Issued
      and Outstanding Shares 2,457,320 (2005) and 2,013,250 (2004)                   2,457                  2,014
    Paid in Surplus                                                              6,481,102              5,711,224
    Retained Earnings (Deficit)                                                 (4,425,444)            (2,315,187)
                                                                               -----------            -----------
        TOTAL STOCKHOLDERS' EQUITY                                               2,058,115              3,398,051
                                                                               -----------            -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $12,754,560            $12,443,695
                                                                               ===========            ===========


                           See accompanying notes to consolidated financial statements.


                                                ABLE ENERGY, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Operations
                                                   For the Years Ended June 30,


                                                                               2005               2004               2003
                                                                               ----               ----               ----
Net Sales                                                                      $61,964,825        $42,882,327        $43,409,488

Cost of Sales                                                                   55,977,955         37,267,469         36,905,395
                                                                               -----------        -----------        -----------

     Gross Profit                                                                5,986,870          5,614,858          6,504,093
                                                                               -----------        -----------        -----------

Expenses
     Selling, General and Administrative Expenses                                5,946,324          6,433,697          5,105,584
     Depreciation and Amortization Expense                                       1,183,144          1,152,906          1,070,046
                                                                               -----------        -----------        -----------
        Total Expenses                                                           7,129,468          7,586,603          6,175,630
                                                                               -----------        -----------        -----------

    Income (Loss) From Operations                                               (1,142,598)        (1,971,745)           328,463
                                                                               -----------        -----------        -----------

Other Income (Expenses):
     Interest and Other Income                                                     214,742            149,803            112,543
     Interest Expense                                                             (449,776)          (576,578)          (435,992)
     Directors' Fees                                                              (183,197)                 -            (24,000)
     Gain (Loss) on Sale of Assets                                                 (19,249)                 -                  -
     Gain on Insurance Recovery                                                          -                  -            215,140
     Other Expense (Note 19)                                                      (318,236)                  -                 -
     Legal Fees Relating to  Accident (Note 9)                                    (208,455)          (261,862)           (90,050)
                                                                               -----------        -----------        -----------
         Total Other Income (Expense)                                             (964,171)          (688,637)          (222,359)
                                                                               -----------        -----------        -----------

     Income (Loss) from Continuing Operations
         Before Provision for Income Taxes (Credit)                             (2,106,769)        (2,660,382)           106,104

Provision for Income Taxes (Credit)                                                  3,488             39,720             52,782
                                                                               -----------        -----------        -----------

     Net Income (Loss) From Continuing Operations                               (2,110,257)        (2,700,102)            53,322
                                                                               -----------        -----------        -----------

Discontinued Operations:
     Income (Loss) from Discontinued Operations                                          -           (57,630)            148,830
     Gain on Sale of Subsidiary Operating Assets                                         -          2,668,490                  -
                                                                               -----------        -----------        -----------

     Income (Loss) from Discontinued Operations                                          -          2,610,860            148,830
                                                                               -----------        -----------        -----------

     Net Income (Loss)                                                         $(2,110,257)       $   (89,242)       $   202,152
                                                                               ===========        ===========        ===========

Basic Earnings (Loss) per Common Share
     Income (Loss) from Continuing Operations                                  $      (.99)       $     (1.34)       $       .03
                                                                               ===========        ===========        ===========
     Income (Loss) from Discontinued Operations                                $         -        $      1.30        $       .07
                                                                               ===========        ===========        ===========

Diluted Earnings (Loss) per Common Share
     Income (Loss) from Continuing Operations                                  $      (.99)       $     (1.34)       $       .03
                                                                               ===========        ===========        ===========
     Income (Loss) from Discontinued Operations                                $         -        $      1.30        $       .07
                                                                               ===========        ===========        ===========

Weighted Average number of Common Shares Outstanding                             2,140,813          2,013,250          2,012,708
                                                                               ===========        ===========        ===========

Weighted Average Number of Common Shares Outstanding,
     Assuming Dilution                                                           2,140,813          2,013,250          2,051,700
                                                                               ===========        ===========        ===========


                                 See accompanying notes to consolidated financial statements.


                                                 ABLE ENERGY, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  For the Years Ended November 30,


                                                                                ADDITIONAL                              TOTAL
                                                                                 PAID-IN            RETAINED         STOCKHOLDERS
                                            SHARES             AMOUNT            SURPLUS            EARNINGS            EQUITY
                                            ------             ------            -------            --------            ------

Balance - June 30, 2002                    2,007,250          $  2,008          $5,687,230        $(2,428,098)        $3,261,140

Issuance of Common Stock for
Payment of Directors' Fees                     6,000                 6              23,994                  -             24,000

Net Income                                         -                 -                   -            202,152            202,152
                                           ---------          --------          ----------        -----------         ----------

Balance - June 30, 2003                    2,013,250          $  2,014          $5,711,224        $(2,225,946)        $3,487,292
                                           ---------          --------          ----------        -----------         ----------

Net Loss                                           -                 -                   -            (89,241)           (89,241)
                                           ---------          --------          ----------        -----------         ----------

Balance - June 30, 2004                    2,013,250          $  2,014          $5,711,224        $(2,315,187)        $3,398,051

Additional Shares Issued                     444,070               443             769,878                               770,321

Net Loss                                           -                 -                   -         (2,110,257)        (2,110,257)
                                           ---------          --------          ----------        -----------         ----------

Balance - June 30, 2005                    2,457,320          $  2,457          $6,481,102        $(4,425,444)        $2,058,115
                                           =========          ========          ==========        ===========         ==========


                                    See accompanying notes to consolidated financial statements.


                                                ABLE ENERGY, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Cash Flows
                                                 For the Years Ended November 30,


                                                                               2005               2004              2003
                                                                               ----               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net Income (Loss)                                                              $(2,110,257)       $   (89,242)      $   202,152
(Loss) Income from Discontinued Operations                                                            (57,630)          148,830
Gain on Sale of Subsidiary                                                                         (2,668,490)
Gain on Sale of Subsidiary - Non-Cash                                                               1,400,000
--------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) - CONTINUING OPERATIONS                                          $(2,110,257)       $(2,700,102)      $    53,322
 Adjustments to Reconcile Net Income to Net Cash
  used by Operating Activities:
    Depreciation and Amortization                                                1,183,144          1,152,906         1,070,046
    Consulting Fee                                                                  12,987                  -                 -
    Loss (Gain) on Disposal of Equipment                                            35,722                  -          (215,272)
    Directors' Fees                                                                103,200                  -            24,000
    Stock Based Compensation                                                       117,000                  -                 -
    (Increase) Decrease in:
       Accounts Receivable                                                        (440,346)           225,254          (728,282)
       Inventory                                                                  (167,662)           230,097          (383,998)
       Prepaid Expenses                                                           (117,320)            85,840          (167,143)
       Prepaid Income Taxes                                                          2,063                  -               670
       Deposits                                                                     82,097             28,526           (87,000)
       Deferred Income Tax - Asset                                                  (9,853)            18,854            (8,074)
       Deferred Costs - Insurance Claims                                           424,547            279,128          (614,816)
     Increase (Decrease) in:
       Accounts Payable                                                            160,836            282,094           261,570
       Accrued Expenses                                                            (53,575)          (484,246)           19,355
       Employee Income Tax Withheld                                                146,624                  -                 -
       Customer Advance Payments                                                   730,749            559,226            56,569
       Customer Credit Balance                                                    (468,170)           282,255          (131,692)
       Deferred Income Taxes                                                        13,341             20,866            15,598
       Escrow Deposits                                                                   -             (5,000)          (23,472)
       Deferred Income                                                              (2,333)             2,333                 -
                                                                               -----------        -----------       -----------
       NET CASH USED BY OPERATING ACTIVITIES
           CONTINUING OPERATIONS                                                  (357,206)           (21,969)         (858,619)
                                                                               -----------        -----------       -----------

CASH FLOW FROM INVESTING ACTIVITIES
 Purchase of Property and Equipment                                             (1,139,969)        (1,216,540)       (1,102,589)
 Web Site Development Costs                                                        (59,795)           (56,219)          (74,064)
 Increase in Deposits                                                                    -                  -            (7,971)
 Insurance Claim Receivable                                                              -            349,526                 -
 Disposition of Equipment                                                            4,876             73,860           118,258
 Cash Received on Sale of Equipment and Inventory - Subsidiary                     225,000                  -                 -
 Payment on Notes Receivable - Sale of Equipment                                    19,855              8,224            13,359
 Cash Received on Sale of Property                                                 229,814                  -                 -
 Note Receivable - Montgomery                                                            -                  -               655
 Receivable - Officer                                                               75,833            (75,833)                -
 Miscellaneous Receivables                                                         103 826            (56,919)           43,402
                                                                               -----------        -----------       -----------
       NET CASH USED BY INVESTING ACTIVITIES                                      (540,560)          (973,901)       (1,008,950)
                                                                               -----------        -----------       -----------


                                    See accompanying notes to consolidated financial statements.


                                              ABLE ENERGY, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows (continued)
                                               For the Years Ended November 30,


                                                                               2005               2004           2003
                                                                               ----               ----           ----
CASH FLOW FROM FINANCING ACTIVITIES
   Note Payable - Bank                                                         $  (699,236)       $   700,000    $         -
  (Decrease) Increase in Notes Payable - Bank                                            -         (1,270,764)      (200,000)
   Note Payable - Other                                                            432,660         (1,585,000)     1,085,000
   Note Payable - Officer                                                                -           (321,630)       311,320
   Note Payable - Line of Credit                                                 1,015,468                  -              -
   Decrease in Long-Term Debt                                                   (3,236,437)        (3,377,095)      (766,479)
   Increase in Long-Term Debt                                                    3,610,874          5,117,315        844,869
   Increase in Deferred Financing Cost on Notes Payable                           (244,695)                 -              -
   Sale of Common Stock                                                            463,602                  -              -
                                                                               -----------        -----------    -----------
           NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES
                CONTINUING OPERATIONS                                            1,342,236           (737,174)     1,274,710
                                                                               -----------        -----------    -----------

DISCONTINUED OPERATIONS:
   Net Cash (Used) Provided by Discontinued Operations                                   -          1,055,720        734,332
   Proceeds from Sale of Equipment and Inventory                                         -          3,000,000              -
   Cost of Sale                                                                          -         (1,412,861)             -
                                                                               -----------        -----------    -----------
            NET CASH PROVIDED BY DISCONTINUED
                OPERATIONS                                                               -          2,642,859        734,332
                                                                               -----------        -----------    -----------

NET INCREASE IN CASH                                                               444,470            909,815        141,473
Cash - Beginning of Year                                                         1,309,848            400,033        258,560
                                                                               -----------        -----------    -----------
Cash - End of Year                                                             $ 1,754,318        $ 1,309,848    $   400,033
                                                                               ===========        ===========    ===========

The Company had Interest Cash Expenditures of:                                 $   432,849        $   665,032    $   416,049
The Company had Tax Cash Expenditures of:                                      $    17,249        $    59,638    $    34,567


                                    See accompanying notes to consolidated financial statements.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Able Energy, Inc. and its subsidiaries. All material inter-company balances and transactions were eliminated in consolidation.

MAJORITY OWNERSHIP
The Company is the majority owner, owning 70.6% of the issued shares of a subsidiary, PriceEnergy.Com, Inc. in which their capital investment is $25,000. The subsidiary has established an E-Commerce Operating System for the sale of products through a network of suppliers originally on the East Coast of the United States. The business became active in October 2000 (See Notes 7 and 12).

MINORITY INTEREST
The minority interest in PriceEnergy.Com, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, the losses have been charged against the Company, the majority owner. The loss for year ended June 30, 2005 is $819.790 (See Notes 7 and 12).

NATURE OF OPERATIONS
Able Oil Company, Able Melbourne and Able Energy New York, Inc. are full service oil companies that market and distribute home heating oil, diesel fuel and kerosene to residential and commercial customers operating in the northern New Jersey, Melbourne, Florida, and Warrensburg, New York respectively. Able Energy New York, Inc. also installs propane tanks, which it owns and sells propane for heating and cooking, along with other residential and commercial uses in the Warrensburg, New York area.

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

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided by using the straight-line method based upon the estimated useful lives of the assets as follows:

        Trucks, Machinery & Equipment and Furniture & Fixtures        5 years
        Fuel Tanks                                                   10 years
        Cylinders - Propane                                          20 years
        Building Improvements                                        20 years
        Buildings                                                 30-40 years
        Website Development                                           5 years

Depreciation expense for the year ended June 30, 2005, 2004 and 2003 amounted to $697,780, $769,742 and $745,015, respectively. The cost and related accumulated depreciation of assets sold or otherwise disposed of during the period are removed from the accounts. Any gain or loss is reflected in the year of disposal.

For income tax basis, depreciation is calculated by a combination of the straight-line and modified accelerated cost recovery systems established by the Tax Reform Act of 1986, and accelerated special depreciation per the Tax Acts of 2002 and 2003.

At June 30, 2005 and 2004 the equipment under the capital leases had net book values of approximately $ 768,248 and $ 622,924, respectively.

Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for renewals and betterments are capitalized.

E-COMMERCE OPERATING SYSTEM DEVELOPMENT COSTS
Costs of $2,390,589 incurred in the developmental stage for computer hardware and software have been capitalized in accordance with accounting pronouncement SOP98-1. The costs are included in Property and Equipment and will be amortized on a straight-line basis during the estimated useful life, 5 years. Operations commenced in October 2000. Amortization for the years ended June 30, 2005, 2004 and 2003 amounted to $472,840, $461,823 and $445,842, respectively.

GOODWILL AND INTANGIBLE ASSETS
Intangibles include customer lists, a covenant not to compete and development costs- franchising. The covenant not to compete and development costs - franchising are being amortized over 5 year periods. Amortization expense related to the covenant not to compete and development costs - franchising for the years ended June 30, 2005, 2004 and 2003 amounted to $12,524, $29,191 and $29,191, respectively.

Customer Lists totaling approximately $611,000 related to various acquisitions were being amortized over lives of 10-15 years thorough July 2001 at which point, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill and other intangible assets to be periodically tested for impairment, and adjusted when impaired, rather than being amortized as previous standards required, as such, effective July 1, 2001, the Customer List will no longer be amortized for financial statement purposes.

The Company has reviewed the provisions of this Statement. Based upon an assessment of the customer lists, there has been no impairment. As of June 30, 2001, the Company has net un-amortized customer lists of $422,728.

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

Financial instruments, which potentially subject the Company to concentrations of credit risk consists of checking and savings accounts with several financial institutions in excess of, insured limits. The excess above insured limits is approximately $1,300,000. The Company does not anticipate non-performance by the financial institutions.

CASH
For the purpose of the statement of cash flows, cash is defined as balances held in corporate checking accounts and money market accounts.

ADVERTISING EXPENSE
Advertising costs are expensed at the time the advertisement appears in various publications and other media. The expense was$338,995, $651,302 and $416,712 for the years ended June 30, 2005, 2004 and 2003, respectively.

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

STOCK BASED COMPENSATION
The Company accounts for its stock options issued to employees and outside directors pursuant to Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123".

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                             2005              2004              2003
        Net Income (Loss) From Continuing Operations, as reported       $    (2,110,257)   $   (2,700,102)   $      53,322
        Deduct: Total stock-based employee compensation
        expense determined under fair value based method for all
        awards, net of related tax effects                                      858,324           102,224          128,950
                                                                        ---------------    --------------    -------------

        Pro forma net loss from continuing operations                   $    (2,968,581)   $   (2,802,306)   $     (75,628)
                                                                        ===============    ==============    =============

        Weighted average common shares outstanding                            2,140,813         2,013,250        2,012,708
                                                                        ===============    ==============    =============

        Dilutive effect of stock options and warrants                         2,140,813         2,013,250        2,051,700
                                                                        ===============    ==============    =============


        (Loss) earning per share:
             Basic from continuing operations, as reported              $          (.99)   $        (1.34)   $         .03
                                                                        ===============    ==============    =============

             Basic from continuing operations, pro forma                $         (1.39)   $        (1.39)   $        (.04)
                                                                        ===============    ==============    =============

             Diluted from continuing operations, as reported            $          (.99)   $        (1.34)   $         .03
                                                                        ===============    ==============    =============

             Diluted from continuing operations, pro forma              $         (1.39)   $        (1.39)   $        (.04)
                                                                        ===============    ==============    =============

Potentially dilutive options and warrants to purchase 238,000, 349,000 and 389,000 shares of the common stock were outstanding as of June 30, 2005, 2004 and 2003, respectively, but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive.

The estimated weighted average fair values of the options at the date of grant using the Black-Scholes option-pricing model as promulgated by SFAS No. 123 and the related assumptions used to develop the estimates are as follows:

                                                                               2005         2004          2003
        Weighted Average fair value of options granted during the year        $4.82        $2.04         $1.99
        Risk-free interest rate                                                4.0%         4.0%          4.0%
        Expected volatility                                                  185.9%       120.1%        113.7%
        Dividend yield                                                         -            -             -
        Expected life                                                       5 years      5 years       5 years

See Note 13 for further discussion of the Company's stock options.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services." Under SFAS 123, the cost is measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

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

RECENT ACCOUNTING PRONOUNCEMENTS
SHARE-BASED PAYMENT
In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after June 15, 2005. We will adopt SFAS No. 123(R) on September 1, 2005 using the modified prospective method. We have disclosed the pro forma impact of adopting SFAS No. 123(R) on net income and earnings per share for the year ended June 30, 2005, 2004 and 2003 in Note 1, which includes all share-based payment transactions to date. We do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

INVENTORY COSTS
In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS 151 amends ARB No. 43, "Inventory Pricing", to clarify the accounting for certain costs as period expense. The Statement is effective for fiscal years beginning after June 15, 2005; however, early adoption of this Statement is permitted. There was no impact from the adoption of this statement.

NOTE 2 NOTES RECEIVABLE

A. The Company has a Receivable from Able Montgomery, Inc. and Andrew W. Schmidt related to the sale of Able Montgomery, Inc. to Schmidt, and truck financed by Able Energy, Inc. No payments of principal or interest had been received for more than one year. A new note was drawn dated June 15, 2000 for $170,000, including the prior balance, plus accrued interest. The Note bears interest at 9.5% per annum and payments commence October 1, 2000. The payments will be monthly in varying amount each year with a final payment of $55,981.07 due September 1, 2010. No payments were received in the year ended December 31, 2000. In February 2001, two (2) payments were received in the amount $2,691.66, interest only. In September 2001, $15,124.97 was received covering payments from December 2000 through October 2001, representing interest of $14,804.13 and principal of $320.84. Payments were received in November and December 2002, representing December 2001 and January 2002, a total of $3,333.34; interest of $2,678.88, and principal of $654.46. No payments have been received in more than 30 months.

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

The Company is in negotiations with Andrew Schmidt. Andrew Schmidt and the Company have reached an agreement whereby the liability will be paid by an additional $.04 per gallon charge on oil purchased from the Company. The Company believes the value of the collateral will cover the amount due if foreclosure is required.

Maturities of the Note Receivable are as follows:

                      For the 12
                     Months Ending          Principal
                        June 30,             Amount
                 ---------------------      --------------
                       2006                      $ 44,118
                       2007                        13,753
                       2008                        15,118
                       2009                        16,619
                       2010                        18,268
                       Thereafter                  60,825
                                            --------------
                       Total                     $168,701
                                            ==============

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

Maturities of these Notes Receivable are as follows:

                      For the 12
                     Months Ending          Principal
                        June 30,             Amount
                 ---------------------      --------------
                       2006                      $ 13,708
                       2007                        11,990
                       2008                         6,147
                       2009                         6,715
                                            --------------
                       Total                     $ 38,560
                                            ==============

NOTE 3 INVENTORIES

                               Items                       June 30, 2005        June 30, 2004
                 -----------------------------------    --------------------   -----------------
                 Heating Oil                                      $ 335,245           $ 232,364
                 Diesel Fuel                                         34,409              19,998
                 Kerosene                                             3,025               4,906
                 Propane                                             28,020              13,461
                 Parts, Supplies and Equipment                      326,290             288,596
                                                        --------------------   -----------------
                 Total                                            $ 726,987           $ 559,325
                                                        ====================   =================

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

        On March 3, 2004, the Company repaid $1,100,000 of the term loan principal balance. The monthly payments of principal and interest were reduced to $26,672.65, commencing with the payment due April 1, 2004, which was paid by the Company in March 2004. All other terms of the loan will remain the same.

        1.      The collateral will be as follows for the term loan:
                A. A first mortgage on properties located at 344 Route 46, Rockaway, NJ and 38 Diller Avenue, Newton, NJ
                B. A first security interest in equipment and fleet vehicles
                C.      A first security interest in the customer list

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

        The Revolving Line of Credit will have rates supported by 75% on accounts receivable less than 90 days outstanding, plus 50% on inventory. The outstanding balance at June 30, 2004 was $700,000.

        The loan facility is guaranteed by Able Energy, Inc. Officer's loans and are subordinated to the lender and will remain standstill until all debt due to the lender is paid in full.

        The Agreement contains certain financial covenants as enumerated in the Agreement

                The balance of the term loan at June 30, 2004 was     $3,064,523
                Included in current portion of long-term debt            144,422
                                                                      ----------
                Included in long-term debt - less current portion     $2,920,101
                                                                      ==========

        The Term Loan and the Line of Credit were paid in full on May 13, 2005 with new financing secured by the Company (see note 4 B and C)

B. On May13, 2005, the Company entered into a term loan with Northfield Savings Bank for $3,250,000. Principal and interest shall be due and payable the first of each months, commencing on July 1, 2005, in the amount of $21,439.25. The initial interest rate is 6.25% per annum on the unpaid principal balance for the first five (5) years, to be redetermined every fifth anniversary date (reset date) at 300 basis points over the five (5) year treasury rate, but not lower than the initial rate; at that time the monthly payment will be redetermined. At the maturity date of June 1, 2030, all amounts owed are due and payable. If payment is not received within ten (10) days after its due date, a late charge of 5% of such delinquent payment will be applied. Prepayments may be paid in whole or part, together with accrued interest on the prepaid amount.

        Security for the Note is a Mortgage and Security Agreement on real property in the Borough of Rockaway, County of Morris, New Jersey and an assignment of leases and rents, the property is at 344 Route 46. The property is owned by Able Energy Terminal, LLC, a wholly owned subsidiary. Borrower hereby grants to the bank a continuing security interest in all property of the borrower, now and hereafter in possession of the bank, as security for payment of this note and any other liabilities to the bank. The interest rate on default is 4% per annum above the interest rate then in effect.

        Covenants

        The Financial Statements and Compliance Certificate, as per the Agreement, will be signed by the borrower's chief financial officer. As of June 30, 2005, the Company is in compliance with the Agreement covenants.

        The Company paid the term loan due of $3,019,298.52, which included a prepayment penalty of $70,864 (included in interest expense on the statement of operations), to UPS Capital with proceeds from this loan and also closing costs and legal fees. The net amount to the Company was $94,993.67.

        Management believes that the carrying value of its long-term debt approximates fair value in accordance with SFA 107.

C. On May 13, 2005, the Company and subsidiaries entered into a loan and security agreement with Entrepreneur Growth Capital, LLC, as lender. The loan will be a Line-Of-Credit of $1,750,000, secured by (1) accounts receivable, 60 days or less in age from invoice date with a maximum of $1,250,000 (accounts Line of Credit) and inventory, owned by borrower in storage tanks in Rockaway, New Jersey facility and goods held for sale or lease or to be furnished under a contract of service and all present and future raw materials, work in process and finished goods, maximum credit line of $500,000 (inventory credit line). Loans and advances of 85% of net amount of eligible accounts receivable and 30% of net amount of eligible inventory, not to exceed the Line-of-Credit amount. The balance due by June 30, 2005 is $1,015,468.

        Interest and Fees

        Interest payable on loans and advances, related to both accounts receivable and inventory advances are charged at Citibank's Prime rate, plus 4% per annum, but the rate shall never be more than 24% or maximum permitted by law. All interest and fees charged or chargeable to borrower shall be deemed as an additional advance.

        Any advance interest shall be charged at 18% per annum, the default rate of interest shall be 24% per annum. The Company shall pay the lender an annual facility fee in an amount equal to two percent (2%) of the Line-of-Credit, $3,500. The facility fee is payable upon execution of this agreement and upon each annual anniversary date of this agreement until such time this agreement has been terminated in accordance with its terms. Borrower shall pay lender a minimum interest charge in an amount equal to the difference between (a) $11,000 per month, and (b) the actual amount of interest charged to the borrower on the obligation that month.

        Borrower shall pay lender a monthly collateral management fee equal to one quarter of one percent (0.25%) of the Line-of- Credit, $437.30.

        Collateral

        All of borrower's (a) accounts receivable, now existing and hereafter created (b) present and future deposit accounts (c) present and future books records, computer programs, etc. (d) presently owned or hereafter acquired inventory (e) present and future general intangibles, including customer lists, trademarks, etc. (f) rights, title and interest in any and all assets, personal property owned by third parties.

        Events of default as per Section 8 of the agreement

        This agreement shall continue in full force and effect for a term ending on the last business day of the month two (2) years from the date hereof ("the Renewal Date") and shall automatically renew from year-to-year thereafter until terminated pursuant to the terms here of. The lender may terminate this agreement on the Renewal Date or on the anniversary of the Renewal Date in any year by giving the borrower at least thirty
        (30) days prior written notice, by registered or certified mail, return receipt requested. Borrower may terminate upon the same dates by giving ninety (90) day notice to lender.

        The Company Paid the Line of Credit loan to UPS Capital of $699,235.94, plus interest of $1,621.83, for a total of $700,857.77.

NOTE 5 NOTES PAYABLE

        The Company has a mortgage note payable to Able Income Fund, LLC with an original balance of $500,000. The note is dated February 22, 2005 and is due May 22, 2005. The note has an interest rate of 14% per annum and is payable with interest only at $5,833.33 per month with the balance and any accrued interest due at May 22, 2005. The note is secured by a mortgage on property in Warrensburg Industrial Park, Warrensburg, New York, owned by Able Energy New York, Inc., a wholly owned subsidiary of the Company. The due date of the loan has been extended to August 22, 2005. All other terms and conditions remain unchanged. One of the owners of Able Income Fund, LLC is the prior Chief Executive Officer (CEO) of Able Energy, Inc. The balance due at June 30, 2005 is $432,660.

        Mortgage note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total Note is $145,000. The Note is payable in the monthly amount of principal and interest of $1,721.18 with and interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009, which is the final payment. The Note is secured by a mortgage made by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horicon Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at June 30, 2005 and June 30, 2004 was $73,713 and $88,242, respectively.

                                              INTEREST RATE AT          MATURITIES          OUTSTANDING         OUTSTANDING
                                              JUNE 30, 2005 AND                               DEBT AT             DEBT AT
                                                    2004                                     6/30/2005           6/30/2004
Notes Payable Collateralized
By Trucks and Vans                              2.90 - 12.506%       10/20/05-8/10/06         $  20,920          $  26,904

Capitalize Leases Payable
Collateralized by Trucks and Vans
Purchased                                       4.075 - 9.498%         1/7/05-4/5/10            932,102            708,570

Notes Payable Collateralized by Office
and Computer Equipment                         4.699 - 16.196%        9/1/04-5/27/08             23,376             37,435
                                                                                              ---------          ---------

                                                                                              $ 976,398          $ 772,909
                                                                                              ---------          ---------

The above notes are all collateralized by the equipment and/or furniture purchased. The capitalized leases payable are lease/purchase agreements with a small purchase price at the end of the lease. The above notes are represented by Notes Payable to Payees.

Maturities on the Notes Payable subsequent to June 30, 2005 are as follows:

                      For the 12
                     Months Ending             Principal
                        June 30,                Amount
                 ---------------------      --------------
                       2006                    $  338,212
                       2007                       334,759
                       2008                       309,158
                       2009                       263,909
                       2010                       120,924
                       thereafter               2,933,149
                                            --------------
                       Total                   $4,300,111
                                            ==============

NOTE 6 INCOME TAXES

Effective January 1, 1997 the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

The differences between the statutory Federal Income Tax and Income Taxes is accounted for as follows:

                                                2005
                                                ----

                                                AMOUNT              PERCENT
                                                ------              -------

        Statutory Federal Income Tax            $ 2,442               15.0%

        State Income Tax                          1,046                7.6
                                                -------              -----

        Income Taxes                            $ 3,488               22.6%
                                                =======              =====

        Income Taxes consist of:
         Current                                $     -
         Deferred                                 3,488
                                                -------
            TOTAL                               $ 3,488
                                                =======

        Note X - The State of New Jersey has suspended the use of carry forward losses for the years 2002 and 2003. As such, state income taxes of $45,091 have been shown as a deferred asset and as income taxes payable. New Jersey carry forward is treated separately by the Company. Able Oil Company has a New Jersey Operating Loss of $501,010 which can not be utilized in the year ended June 30, 2003, the State Income Tax on income in excess of the NOL $45,258 is shown as state income tax. Under current New Jersey law, the carry forward will be available up to 50% of NOL after 2003, the Company's fiscal year ending June 30, 2005.

        The effective tax rate differed from the statutory U.S. Federal Income Tax Rate as follows:

                                                                             FISCAL YEAR ENDED JUNE 30,
                                                                       2005             2004              2003
        U.S. Federal Statutory Rate                                    15.0             15.0              34.0

                                                                      2004                                     2003
                                                                      ----                                     ----

                                                          AMOUNT               PERCENT              AMOUNT               PERCENT
                                                          ------               -------              ------               -------
Statutory Federal Income Tax                             $ 27,804                 15.0%            $204,432                 34.0%
Federal Income Tax Reduction due to Carry forward loss
State Income Tax                                                                                   (199,165)
State Income Tax (Note X)                                  11,916                   7.6              45,258                  5.9
State Income Tax Reduction due to Carryforwardloss                                                   45,091

                                                                -                     -             (42,834)                   -
                                                         --------               -------            --------              -------
Income Taxes                                             $ 39,720                  22.6%           $ 52,782                 39.9%
                                                         ========               =======            ========              =======

Income Taxes consist of:
 Current                                                 $      -                                  $ 45,258
 Deferred                                                  39,720                                     7,524
                                                         --------                                  --------
    TOTAL                                                $ 39,720                                  $ 52,782
                                                         ========                                  ========

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:

                                                                 JUNE 30, 2005
                                                                 -------------

                                                            TEMPORARY                  TAX
                                                           DIFFERENCE               EFFECT
                                                           ----------               ------
     Depreciation and Amortization                        $ (401,097)           $(104,517)
     Allowance for Doubtful Accounts                          238,049               60,741
     Gain on Sale of Subsidiary                                18,766                4,035
     New Jersey Net Operating Loss Carry forward              501,010               45,091


                                                                 JUNE 30, 2004
                                                                 -------------

                                                            TEMPORARY                  TAX
                                                           DIFFERENCE               EFFECT
                                                           ----------               ------

     Depreciation and Amortization                        $ (339,045)            $(91,176)
     Allowance for Doubtful Accounts                          192,222               50,888
     Gain on Sale of Subsidiary                                18,766                4,035
     New Jersey Net Operating Loss Carry forward              501,010               45,091

Able Energy, Inc., et al, open years are June 30, 2001, 2002, 2003 and 2004. The Company has a Federal net operating loss carry forward of approximately $2,682,000. The net operating loss expires between June 30, 2019 and 2021. Able Energy, Inc. and PriceEnergy.Com, Inc. have a New Jersey Net Operating Loss Carry forward of approximately $489,374 and $2,217,251, respectively, which can be utilized in the year ending June 30, 2005.

These carry forward losses are available to offset future taxable income, if any. The Company's utilization of this carry forward against future taxable income is subject to the Company having profitable operations or sale of Company assets, which create taxable income. For the year ended June 30, 2005, $-0- of net income has been utilized against the net operating loss carry forward. At this time, the Company believes that a full valuation allowance should be provided. The component of the deferred tax asset as of June 30, 2005 are as follows:

           Net Operating Loss Carry forward - Tax Effect     $   911,880
           Valuation Allowance                                  (911,880)
                                                             -----------
           Net Deferred Tax based upon Net
             Operating Loss Carry forward                    $       -0-
                                                             -----------

NOTE 7 NOTE RECEIVABLE - SUBSIDIARY

The Company has a Note Receivable from PriceEnergy.Com, Inc. for advances made in the development of the business, including hardware and software costs. All of PriceEnergy.Com, Inc.'s assets are pledged as collateral to Able Energy, Inc. The amount of the note is $1,350,000 dated November 1, 2000 with interest at 8% per annum payable quarterly. Principal payments to begin two years after the date of the Note, November 1, 2002. Through June 30, 2005, no principal has been paid. Interest, in the amount of $54,000 has been accrued for the six months ended December 31, 2002. No interest has been accrued since December 31, 2002 as the note is non-performing. Unpaid accrued interest due through June 30, 2005 is $234,000. The Note, accrued interest and interest expense have been eliminated in the consolidated financial statements (See Notes 1 and 12).

Able Oil Company has a Note Receivable originally dated September 30, 2002 in the amount of $1,510,372.73 from PriceEnergy.Com, Inc. The Note has been updated for transactions through June 30, 2005, resulting in a balance of $3,544,389 with interest at 8% per annum, to be paid quarterly. Principal payments to begin one year after date of Note, October 1, 2003, and continue monthly thereafter. The Note is the result of the transference of the unpaid accounts receivable which resulted from the sale of heating oil through PriceEnergy.Com, Inc. Able Oil Company has a second position as collateral in all of the assets of PriceEnergy.Com, Inc. to Able Energy, Inc. No interest has been recorded since December 31, 2002. Any payments will go to pay principal. The note receivable accrued interest and interest income have been eliminated in consolidation against the amounts on PriceEnergy.Com, Inc.

NOTE 8 PROFIT SHARING PLAN

Effective January 1, 1997, Able Oil Company established a Qualified Profit Sharing Plan under Internal Revenue Code Section 401-K. The Company matches 25% of qualified employee contributions. The expense was $ 27,472 and $26,579 for the year ended June 30, 2005 and 2004, respectively.

NOTE 9 COMMITMENTS AND CONTINGENCIES

Able Oil Company is under contract to purchase #2 oil as follows:

                                                                 GALLONS OPEN       OPEN DOLLAR
                                                                  COMMITMENT       COMMITMENT AT
COMPANY                      PERIOD          TOTAL GALLONS        AT 6/30/04          6/30/04
-------                      ------          -------------        ----------          -------
Petrocom                10/1/05-3/31/06            252,000           252,000        $   413,910
Conectiv Energy         11/1/05-2/28/06            168,000           168,000            257,754
Petrocom                10/1/05-4/30/06            294,000           294,000            430,962
Center Oil              10/1/05-4/30/06            588,000           588,000            930,829
Gulf Oil                11/1/05-2/28/06            168,000           168,000            251,454
                                                 ---------           -------        -----------
Total                                            1,470,000         1,470,000        $ 2,284,909
                                                 ---------         ---------        -----------

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

In accordance with the agreement on the purchase of the property on Route 46, Rockaway, New Jersey by Able Energy Terminal, LLC, the purchaser shall commence after the closing which was August 31, 1999, the investigation and remediation of the property and any hazardous substances emanating from the property in order to obtain a No Further Action letter from the New Jersey Department of Environmental Protection (NJDEP). The purchaser will also pursue recovery of all costs and damages related thereto in the lawsuit by the seller against a former tenant on the purchased property. Purchaser will assume all responsibility and direction for the lawsuit, subject to the sharing of any recoveries from the lawsuit with the seller, 50-50.

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

This has been amended by an agreement dated November 5, 2001. The entire settlement, net of attorney fees, was collected and placed in an attorney's escrow account for payment of all investigation and remediation costs. Able Energy Terminal, LLC has incurred costs of $102,956 to June 30, 2005, which are included in Prepaid Expenses and must be presented to the attorney for reimbursement. The New Jersey Department of Environmental Protection (NJDEP) has issued an approval for treated water run-off. The ruling is for a 180-day period, which can be renewed for an additional 180 days, per management, during which a valid permit must be obtained. When approval is received and contract invoice wording is sufficient for the attorney, reimbursement can be made upon approval of the attorney and the Estate.

The costs of the cleanup pursuant to the Agreement of Sale must be shared equally (50/50) by the seller and purchaser up to Seller's cap of $250,000. Seller's contribution to the cleanup is in the form of a reduction to the Note of $650,000 and not by direct payments. The note has been paid in full. As such, any payment by the Estate must be direct payments. Payments will begin when and if costs exceed $397,500. In the opinion of management, the Company will not sustain costs in this matter, which will have a material adverse effect on its financial condition.

Following an explosion and fire that occurred at the Able Energy Facility in Newton, NJ on March 14, 2003, and through the subsequent clean up efforts, Able Energy has cooperated fully with all local, state and federal agencies in their investigations into the cause of this accident.

All violation charges with the New Jersey Department of Community Affairs and OSHA have been settled and paid.

The Sussex County, New Jersey, Prosecutor's Office is conducting and investigation as a result of the March 14, 2003 explosion and fire. At a hearing on July 27, 2005, the President and former CFO pleaded guilty and received community service. The Company will face a fine of up to $30,000 when sentenced September 21, 2005.

A lawsuit (known as Hicks vs. Able Energy, Inc.) has been filed against the Company by property owners who allegedly suffered property damages as a result of the March 14, 2003 explosion and fire. The Company's insurance carrier is defending as related to compensatory damages. Legal counsel is defending on the punitive damage claim. On June 13, 2005, the Court granted a motion certifying a plaintiff class action which is defined as "All Persons and Entities that on and after March 14, 2003, residing within a 1,000 yard radius of Able Oil Company's fuel depot facility and were damaged as a result of the March 14, 2003 explosion". The claim is limited to economic loss and claims for personal injury have been specifically excluded from the Class Certification. The insurer has settled approximately 200 claims against the Company. The Company believes that the Class Claims for compensatory damages is within the available limits of its insurance.

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

Two lawsuits have been filed by homeowners in Newton, New Jersey who allegedly suffered property damages as a result of the March 14, 2003 explosion and fire. The Company's insurance carrier is defending as related to the property damage claims. As to Punitive Damages, one case is being defended by an outside attorney and one by the insurance carrier. It appears that compensatory damage claims are within the available limits of insurance.

The Company in the normal course of business has been involved in lawsuits. Current suits are being defended by the insurance carrier and should be covered by insurance and legal counsel is defending on punitive damage claims as noted above.

NOTE 10 OPERATING LEASE

Able Energy Terminal, LLC, has acquired the following lease on the property it purchased on Route 46 in Rockaway, New Jersey.

The lease with Able Oil Company, a wholly owned subsidiary of Able Energy, Inc., has an expiration date of July 31, 2004 and has been rewritten. The lease provides for a change of $0.022 per gallon through put, as per a monthly rack meter reading.

Estimated future rents are $0.022 per gallon through put charges per the monthly rack meter readings.

The Company leased 9,800 square feet in the Rockaway Business Center on Green Pond Road in Rockaway, New Jersey. The facility will be used as a call center and will combine the administrative operations in New Jersey in one facility. The lease has a term of five (5) years and three (3) months from August 1, 2000 through October 31, 2005.

The rent for the first year is $7,145.83 per month and the second through fifth year is $7,431.67 per month, plus 20.5% of the building's annual operational costs and it's portion of utilities. The current monthly rent, including Common Area Charges, is $9,799.04 per month.

The lease does not contain any option for renewal. The Company and the landlord have agreed to extend the lease for a period of six months to April 30,2006 based upon the existing terms. The total rent expense was $117,588 for the year ended June 30, 2005. The estimated future rents are as follows:

                July 2005-April 2006                            $  98,830
                                                                ---------

        The following summarizes the month-to-month operating leases for the other subsidiaries:

                Able Oil Melbourne                 $500.00, per month
                                                   Total rent expense, $6,000
                Able Energy New York               $500.00, per month
                                                   Total rent expense, $6,000

NOTE 11 FRANCHISING

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

NOTE 12 RELATED PARTY TRANSACTIONS

The following officers of this Company own stock in the subsidiary, PriceEnergy.Com, Inc., which they incorporated in November 1999.

                Former Chief Executive Officer                       23.5%
                President                                             3.6%
                Chief Operating Officer                               2.3%

        No capital contributions have been made by these officers (See Notes 1 and 7).

The Company has entered into a consulting agreement with its former Chief Executive Officer ("CEO") on February 16, 2005 (see note 20). The agreement is for two years and provides for annual fees of $60,000 to be paid in monthly installments. In addition the former CEO received options to purchase 100,000 shares of the Company's common stock at $4.00 per share. The options were excercised on July 7, 2005, at which time the closing price was $16.89. The former CEO was paid $20,769 related to this agreement during the year ended June 30, 2005

During the year ended June 30, 2005 the Company paid $20,000 in legal fee to a firm in which one of the members of the Board of Directors is a partner.

All American Plazas, Inc., currently owns approximately 38% of the Company's outstanding shares. In addition, a director and General Counsel of the Company and one of the Company's vice presidents have related interests in All American Plazas. Inc.

The Company entered into a Stock Purchase Agreement on that date ("Purchase Agreement") with all of the shareholders (the "Sellers") of All American Plazas, Inc. ("All American") in connection with our acquisition of All American. The transaction is expected to be consummated in October 2005, upon receipt of the required approval by our stockholders.

At the closing, we will deliver to the Sellers 11,666,667 shares of our restricted common stock, par value $.001 per share, at $3.00 per share for an aggregate purchase price of $35,000,000. In addition, at the closing, we will deliver to certain of the Sellers a number of shares of our restricted common stock equal to the number of shares of our common stock owned by All American as of the closing date.

All American recently consummated a financing that, if the acquisition of All American is consummated, will impact the Company. Pursuant to the terms of the Securities Purchase Agreement dated June 1, 2005 (the "Agreement") among All American and certain purchasers, the purchasers loaned All American an aggregate of $5,000,000, evidenced by Secured Debentures also dated June 1, 2005 (the "Debentures").

If the Company consummate the acquisition of All American, upon such consummation, we will assume the obligations of All American under the Agreement, the Debentures and the AIR Agreement through the execution of a Securities Assumption, Amendment and Issuance Agreement, Registration Rights Agreement, Common Stock Purchase Warrant Agreement and Variable Rate Secured Convertible Debenture Agreement, each between the Purchasers and us (the "Able Energy Transaction Documents").

In connection with two loans entered into by the company in May 2005 (see note
4), fees in the amount of $167,500 were paid to Unison Capital Corporation, a company in which a vice president of Able Energy has a related interest. This individual also has a related party interest to All American Plazas, Inc., the Company's largest shareholder.

Subsequent to the payments being made and based on discussions with Unison Capital Corporation it was determined the $167,500 was an inappropriate payment to a related party and Unison Capital Corporation has agreed to reimburse this amount to the Company over a twelve month period beginning in October 2005. The charge had been appropriately classified as deferred finance charges in the balance sheet and therefore will have no effect on the Company's statement of operations.

NOTE 13 STOCK OPTIONS AND WARRANTS

STOCK OPTIONS AND WARRANTS

The Able Energy, Inc. 1999 Employee Stock Option Plan for stock options awards up to 700,000 shares of the Company's common stock to be granted to directors, employees and consultants of the Company. The Plan was cancelled and no further grants available upon the ratification of the Able Energy, Inc. 2005 Incentive Stock Plan.

The Able Energy, Inc. 2000 Employee Stock Option Plan for stock options awards up to 350,000 shares of the Company's common stock to be granted to directors, employees and consultants of the Company.

The Able Energy, Inc. 2005 Incentive Stock Plan provides for stock options, stock awards and restricted stock purchase offer awards up to 1,000,000 shares of the Company's common stock to be granted to directors, employees and consultants of the.

There was compensation expense of approximately $117,000 recorded from stock options under APB 25 for the year ended June 30, 2005. On May 5, 2005, the Company granted 50,000 vested options each to two employees at an exercise price 15% below market vesting immediately.

A summary of the Company's stock option activity, and related information for the years ended June 30, follows:

                                      Options         Weighted-Average          Number of          Weighted-Average
                                                       Exercise Price          Exercisable          Exercise Price
Outstanding June 30, 2002                235,840           $ 3.15                  230,340              $ 3.11
     Granted                              50,000             3.16
                                   --------------

Outstanding June 30, 2002                285,840             3.15                  283,090                2.48
     Granted                              50,000             2.55
     Expirations                         (47,840)            3.25
                                   --------------

Outstanding June 30, 2002                288,000             3.03                  288,000                3.03
     Granted                             200,000             5.34
     Exercised                          (194,000)            2.52
     Expirations                         (56,000)            5.00
                                   --------------

Outstanding June 30, 2002                238,000             4.92                  238,000                4.92
                                   ==============

Weighted-average fair value of options granted during the years:

                                                     2005               2004
                 Where exercise price
                   equals stock price                  -                  -

                 Where exercise price
                   exceeds stock price              $ 2.05             $ 2.04

                 Where stock price
                  exceeds exercise price            $ 7.60                -

Following is a summary of the status of stock options outstanding at June 30, 2005:

                                                                 Outstanding and Exercisable Options
                                                    ---------------------------------------------------------------
                                                          Number             Weighted-Average         Weighted-
                            Exercise                    Outstanding             Remaining              Average
                          Price Range                   at 6/30/05           Contractual Life       Exercise Price
                 -------------------------------    --------------------    -------------------    ----------------
                        $ 2.25 - $ 3.16                    38,000                  2.9                 $ 2.73
                        $ 4.00 - $ 6.68                   200,000                  4.8                   5.34
                                                    --------------------    -------------------    ----------------

A summary of the Company's stock warrant activity, and related information for the years ended June 30, follows:

                                      Warrants          Weighted-Average         Number of          Weighted-Average
                                                         Exercise Price         Exercisable          Exercise Price
Outstanding June 30, 2002                  150,000           $ 4.67                    150,000           $ 4.67
     Grants                               (170,000)            5.00
                                  -----------------

Outstanding June 30, 2003                  320,000             4.85                    320,000             4.85
     Expirations                           (40,000)            4.00
                                  -----------------

Outstanding June 30, 2004                  280,000             4.97                    280,000             4.97
     Exercised                             (91,213)            5.25
     Expirations                          (188,787)            4.83
                                  -----------------

Outstanding June 30, 2005                      -                -                    -                     -
                                  =================

NOTE 14 COMPENSATED ABSENCES

There has been no liability accrued for compensated absences; as in accordance with Company policy, all compensated absences, accrued vacation and sick payment must be used by December 31st. At June 30, 2005, any amount for accrual of the above is not material and has not been computed.

NOTE 15 CASH FLOW INFORMATION

The following transaction resulted in no cash being received or expended:

        Issuance of common stock in payment of 2003 and 2004 director fees      $ 103,200
        Issuance of common stock to Summit Ventures                                71,429
        Stock based Compensation                                                  117,000
        Stock issued on exercise of stock options- funds due                       15,000

NOTE 16 BUSINESS SEGMENT INFORMATION

The Company sells several types of products and provides services. Following are revenues by product groups and services:

                                                       CONTINUING OPERATIONS FISCAL YEAR ENDED JUNE 30,
                                                ------------------------------------------------------------
                                                      2005                  2004                 2003
                                                -----------------    ------------------   ------------------
        Home Heating Oil #2                         $ 33,979,796          $ 23,674,243         $ 24,253,490
        Commercial Oil #2                              4,742,098             2,949,654            1,878,937
        Gasoline, Diesel Fuel, Kerosene,
             Propane & Lubricants                     20,060,543            13,122,536           13,775,172
        Equipment Sales & Services
                                                       1,382,272             1,157,444            1,275,757
        Installation Repairs & Services                1,800,116             1,978,450            2,226,132
                                                -----------------    ------------------   ------------------

        Net Sales                                   $ 61,964,825          $ 42,882,327         $ 43,409,488
                                                =================    ==================   ==================

NOTE 17 SALE OF SUBSIDIARY

On March 1, 2004, the Company sold the operations of its subsidiary, Able Propane, LLC. The Sale was a sale of inventory and equipment (the operating assets of the subsidiary). The total price of the sale was $4,400,000. Of that, $3,000,000 was received in cash and was used as a reduction of long-term debt in the amount of $1,284,737. There was also payment of $135,000 of Officer Loan and $325,000 of Legal Fees. The Company had a cash increase of $1,255,268.

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

NOTE 18 DISCONTINUED OPERATIONS

On March 1, 2004, the Company sold the operating assets of its subsidiary, Able Propane, LLC (see Note 17), and discontinued the sale of propane fuel in the State of New Jersey.

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

Summarized financial information for discontinued operations for the year ended June 30 are as follows:

                                                     2004             2003
                                                     ----             ----
        Total Revenues                            $1,817,902       $2,888,174
                                                  ----------       ----------
         Income (Loss) from Discontinued
               Operations                            (57,630)         148,830
        Gain on Sale of Subsidiary                 2,668,490                -
                                                  ----------       ----------
        Total Income From Discontinued
               Operations                         $2,610,860       $  148,830
                                                  ==========       ==========

        Total Assets                              $    - 0 -       $2,940,622
        Total Liabilities                              - 0 -        2,603,736
                                                  ----------       ----------
        Net Assets of Discontinued Operations     $    - 0 -       $ 336,886
                                                  ==========       ==========

Able Propane, LLC is treated as a Partnership for tax purposes and pays no income tax. As such, there is no provision for income taxes. Able Propane, LLC has no assets or liabilities at June 30, 2004. The assets and liabilities after the sale and collection of accounts receivables and payment of accounts payables, which were transferred to the Company, were immaterial to the total assets and liabilities of the Company.

NOTE 19           OTHER EXPENSES

On March 14, 2003, a fire and explosion occurred at the Company's facility in Newton, New Jersey (see note 9). The Company submitted expenses for reimbursement to their insurance carrier. The Company was reimbursed approximately $1,041,000. Un-reimbursed expenses of $318,236 have been expensed in the year ended June 30, 2005.

NOTE 20           OTHER

In December 2004, the major shareholder and Company Chief Executive Officer
(CEO) signed a contract and received a deposit representing the sale of his 50% plus interest in the Company. In the period ended March 31, 2005, this individual has resigned as an Officer (CEO) and from the Board of Directors, where he was Chairman of the Board.

In March 2005, the Company finalized and entered into a consulting agreement with Summit Ventures, Inc. The agreement is for $71,428.50 payable in common stock valued at $.50 per share, 142,857 restricted common shares which cannot be sold for a period of one year. The shares were issued March 23, 2005. The Agreement shall terminate by December 31, 2006. The consulting fee expense will be recorded during the 22-month period of the Agreement.

NOTE 21           SUBSEQUENT EVENTS

On July 12, 2005, the Company consummated a financing with a group of lenders. Pursuant to the terms of the Securities Purchase Agreement, the Company sold variable rate convertible debentures in the amount of $2.5 million. The debentures shall be repaid within two years from the date of issuance with interest payable at a rate per annum equal to Libor, plus 4%, which on July 12, 2005 was 3.57% plus 4%, or 7.57%. The interest is payable quarterly on the first of January, April, July, and October. The debentures may be converted at the option of the purchasers into shares of the Company's Common Stock at a conversion price of $6.50 per share. The amount of shares to be issued at such conversion will be 384,618. In addition, the purchasers shall have the right to receive five-year warrants to purchase 192,308 shares of Common Stock at $7.15 per share. The market value of the Company's Common Stock on July 12, 2005 was $17.90 per share. The debenture conversion price of $6.50 is 36.31% of the market value. Closing expenses related to this transaction totaled $305,000 included a $250,000 broker fee and $65,000 in various legal expenses.

On July 27, 2005, the Company made a loan of $1,730,000 to All American Plazas, Inc., which is the largest shareholder of the Company. The funds were disbursed from the above loan of $2.5 million. Under the note, the loan bears interest at 3.50% per annum and is secured by the 1,000,000 shares of Able Energy, Inc. Common Stock owned by All American Plazas, Inc. The interest rate of the Company on its $2.5 million loan is 7.57%, as noted above.

NOTE 22 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present selected unaudited quarterly financial data for each quarter during the fiscal years ended June 30, 2005, 2004 and 2003.

                                             FIRST             SECOND            THIRD             FOURTH
                                             -----             ------            -----             ------
2005 QUARTER
------------
CONTINUING OPERATIONS:
Revenues                                      $8,221,845       $18,988,098       $23,668,771       $11,086,211
Gross Profit                                     611,987         1,790,231         2,745,538           839,114
Net Income (Loss)                              (872,899)            53,881           569,461       (1,860,700)

NET INCOME (LOSS) PER SHARE (A)
Basic                                              (.43)               .03               .28             (.99)
Diluted                                            (.43)               .03               .28             (.99)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic                                          2,013,250         2,013,250         2,030,281         2,140,813
Diluted                                        2,013,250         2,013,250         2,052,481         2,140,813


2004 QUARTER                                             FIRST            SECOND            THIRD             FOURTH
------------                                             -----            ------            -----             ------
CONTINUING OPERATIONS:
Revenues                                                 $6,504,640       $11,760,188       $16,645,044        $7,972,455
Gross Profit                                                886,576         1,393,872         2,837,892           496,518
Net Income (Loss)                                        (1,339,916)         (401,752)          456,813        (1,415,248)

DISCONTINUED OPERATIONS:
Revenues                                                    345,572         1,012,734         1,863,030                 -
Net Income (Loss)                                          (171,374)         (190,450)          344,319           (40,125)
Gain on Sale of Subsidiary Operating Assets                       -                 -         2,866,490                 -
Income (Loss) from Discontinued Operations                 (171,374)         (190,450)        3,210,809           (40,125)

NET INCOME (LOSS) PER SHARE (A)
BASIC
Continuing Operations                                          (.67)             (.20)              .23              (.70)
Discontinued Operations                                        (.08)             (.09)             1.59              (.02)

DILUTED
Continuing Operations                                          (.67)             (.20)              .22              (.70)
Discontinued Operations                                        (.08)             (.09)             1.57              (.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic                                                     2,013,250         2,013,250         2,013,250         2,013,250
Diluted                                                   2,013,250         2,013,250         2,040,588         2,013,250


2003 QUARTER                                             FIRST            SECOND            THIRD             FOURTH
------------                                             -----            ------            -----             ------
CONTINUING OPERATIONS:
Revenues                                                 $5,907,526       $11,730,840       $18,207,317        $7,563,805
Gross Profit                                              1,037,779         1,915,548         3,084,492           466,274
Net Income (Loss)                                          (742,209)          724,273         1,118,821        (1,047,565)

DISCONTINUED OPERATIONS:
Revenues                                                    325,813           722,872         1,283,263           556,206
Net Income (Loss)                                           (12,380)          200,135           (37,656)          (26,029)

NET INCOME (LOSS) PER SHARE (A)
BASIC
Continuing Operations                                          (.37)              .36               .56              (.52)
Discontinued Operations                                         .01               .10              (.02)             (.01)

DILUTED
Continuing Operations                                          (.37)              .35               .55              (.52)
Discontinued Operations                                         .01               .10              (.02)             (.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic                                                     2,003,831         2,006,855         2,009,814         2,012,708
Diluted                                                   2,003,831         2,057,512         2,052,751         2,012,708

                                      *****

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company are as follows:

-------------------------------- --------------- ------------------ ------------------- --------------- --------------
                                                                                                         GOVERNANCE
                                                                                                             AND
                                                                       COMPENSATION         AUDIT        NOMINATING
             NAME                     AGE              TITLE            COMMITTEE         COMMITTEE       COMMITTEE
-------------------------------- --------------- ------------------ ------------------- --------------- --------------
Gregory D. Frost, Esq.                 57        General Counsel
                                                 and Director
-------------------------------- --------------- ------------------ ------------------- --------------- --------------
Christopher P. Westad                  51        Acting Chief
                                                 Executive
                                                 Officer,
                                                 President and
                                                 Director
-------------------------------- --------------- ------------------ ------------------- --------------- --------------
Patrick O'Neill                        45        Director                   *                                 *
-------------------------------- --------------- ------------------ ------------------- --------------- --------------
Edward C. Miller, Jr.                  38        Director                                     *
-------------------------------- --------------- ------------------ ------------------- --------------- --------------
Stephen Chalk                          60        Director                   *                                **
-------------------------------- --------------- ------------------ ------------------- --------------- --------------
Alan E. Richards                       68        Director                                     **              *
-------------------------------- --------------- ------------------ ------------------- --------------- --------------
Solange Charas                         43        Director                   **                *
-------------------------------- --------------- ------------------ ------------------- --------------- --------------
Steven M. Vella                        42        Chief Financial
                                                 Officer
-------------------------------- --------------- ------------------ ------------------- --------------- --------------
Frank Nocito                           58        Vice President
                                                 Business
                                                 Development
-------------------------------- --------------- ------------------ ------------------- --------------- --------------
John L. Vrabel                         52        Chief Operating
                                                 Officer
-------------------------------- --------------- ------------------ ------------------- --------------- --------------

 *  Member
**  Chair

Set forth below is a brief background of the executive officers and directors of the Company, based on information supplied by them.

GREGORY D. FROST, ESQ., became General Counsel and a Director of the Company in April 2005. From 1974 to the present, he has been a practicing attorney in the State of New York and since 1999 has been a partner of the law firm of Ferber Frost Chan & Essner, LLP (formally known as Robson Ferber Frost Chan & Essner
LLP) which has in the past performed, and continues to perform, legal services for the Company. Mr. Frost's main areas of practice have been and continue to be mergers and acquisitions, and general corporate and securities matters. From 1975 through 1980, he was Assistant General Counsel at The Singer Company and RH Macy & Co. Thereafter, Mr. Frost spent approximately 12 years as a partner of the law firm of Bower & Gardner, managing their corporate and securities department. In 1970, Mr. Frost received a B.A. degree from New York University (Stern School). He received is Juris Doctorate in 1973 from New York Law School, and in 1979 obtained a Master of Law Degree (LLM) in Corporate Law from New York University Law School.

CHRISTOPHER P. WESTAD became President of the Company in 1998, and a Director when the Company went public in 1999. His current employment contract runs through July 1, 2007. He has served as Acting Chief Executive Officer since February 2005. He also served as the Company's Chief Financial Officer from 2000 to August 2005. Since September 1996, Mr. Westad has also served as the President of Able Propane until the sale of that subsidiary in March of 2004. From 1991 through 1996, Mr. Westad was Market Manager and Area Manager for Ferrellgas Partners, L.P., a company engaged in the retail sale and distribution of liquefied petroleum gas. From 1977 through 1991, Mr. Westad served in a number of management positions with RJR Nabisco. In 1975, Mr. Westad received a Bachelor of Arts in Business and Public Management from Long Island University--Southampton, New York. In connection with the March 2003 fire at the Company's Newton, New Jersey, facility, Mr. Westad entered into a pre-trial intervention agreement, conditioned on 250 hours of community service over a two-year period, which he is currently serving.

PATRICK O'NEILL has served as a Director of the Company since 1999. Mr. O'Neill has been involved in the management of real estate development and construction management for over 20 years, and has served as the President of Fenix Investment and Development, Inc., a real estate company based in Morristown, New Jersey, for the past ten years. Prior to that, Mr. O'Neill served as Vice President of Business Development for AvisAmerica, a Pennsylvania-based home manufacturer. Mr. O'Neill holds a B.S. from the United States Military Academy.

EDWARD C. MILLER, JR. has served as a Director of the Company since 1999. Mr. Miller has served as the Director of Marketing for the law firm of Norris, McLaughlin & Marcus, P.A., located in Somerville, New Jersey, since 1999. From 1991 to 1999, Mr. Miller served as Marketing Coordinator at the Morristown, New Jersey, law firm of Riker, Danzig, Scherer, Hyland & Perretti, LLP. Mr. Miller received a B.S. in Marketing Management from Syracuse University School of Management in 1991.

STEPHEN CHALK became a Director of the Company in February 2005. From 1981 to the present, Mr. Chalk has served as the President of the Pilgrim Corporation, where he has obtained a strong background in financial management, as well as over 25 years of hotel, resort, restaurant, and real estate development experience. Mr. Chalk is a graduate of Philadelphia University with a BS in Engineering and Design.

ALAN E. RICHARDS became a Director of the Company in February 2005. Mr. Richards has served as the President of Sorrento Enterprises Incorporated, a forensic accounting firm, from its inception in 1979 to the present. Mr. Richards brings a diverse background and 25-plus years of experience in financial services, including work with government agencies such as the United States Internal Revenue Service. Mr. Richards is a graduate of Iona College with a BBA in Finance.

SOLANGE CHARAS became a director of the Company in May 2005. In 2000, Ms. Charas founded Charas Consulting, Inc. which provides human resources consulting services. From 2002 though 2005, Ms. Charas was the Head of Human Resources for Benfield, Inc. In her role, she was responsible for all aspects of HR for this organization. She is currently a retained consultant to Benfield. From 1999 to 2000, Ms. Charas was the Head of Human Resources for EURO RSCG Worldwide, an advertising firm which is the largest division of France-based Havas Advertising. As Head of Human Resources, she was responsible for the creation and management of all HR programs on a worldwide basis for over 200 agencies which made up EURO RSCG. From 1996 to 1999, Ms. Charas was the National Director at Arthur Anderson, where she led all activities promoting a consulting product she was instrumental in creating for the firm. From 1995 to 1996, Ms. Charas was the leader of the International Compensation Team at Towers Perrin and a Senior Consultant with respect to international compensation at the Hay Group. Ms. Charas received an undergraduate degree in International Political Economy from University of California at Berkeley in 1982, and an MBA in Accounting and Finance from Cornell University's Johnson School of Management in 1988.

STEVEN M. VELLA joined the Company in August 2005 as Chief Financial Officer. From 2003 through August 2005, he served as Senior Director of Finance and Controller of QMed Inc., a public company that provides fully configured, technology-integrated and interactive disease management. Previous to his work at QMed, Inc., from 1998 through 2002, Mr. Vella served as Vice President of Finance and Corporate Controller of Medical Resources, Inc., a formerly public company that owns and manages fixed-site outpatient medical diagnostic imaging centers. He joined Medical Resources in November 1998, after 12 years of public accounting experience, last as a Senior Manager at Deloitte & Touche LLP. He is a graduate of Fairleigh Dickinson University with a Bachelor of Science in Accounting. He is a member of both the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants.

FRANK NOCITO became Vice President Business Development in April 2005. Since 2004, Mr. Nocito has been Vice President of All American Plazas, Inc., which owns and operates nine truck plazas located in Pennsylvania and Virginia. All American Plazas owns approximately 38% of the outstanding common stock of our Company. In 2003, Mr. Nocito, as Vice President of All American Industries Corp., acquired all of the issued and outstanding stock of All American Plazas. In 2004, Mr. Nocito and his wife created, for the benefit of their family members, including seven children, the Chelednik Family Trust, and all the issued and outstanding stock of All American Plazas was transferred to this Trust. In 2002, as a consultant to two start-up corporations, American Truck Stop of Belmont Inc. and American Truck Stop of Carney Inc., Mr. Nocito assisted the new entities in acquiring two truck plazas located in the Northeast. Subsequent to the purchase of these two truck plazas, he became in November 2003, and remains, a vice president of both corporations. In 2001, Mr. Nocito was employed by WDF/Keyspan, Inc., as a supervisor in charge of Multi-Million Dollar conversion projects for the New York City School System, converting school facilities from coal to oil and gas systems. It should be noted that in 1996, under color of a 1994 sealed indictment that had never been acted upon, an indictment was issued against Mr. Nocito for conspiracy to commit money laundering. The charge was the result of his political activities as part of the Republican Party and events arising out of the United States Government's support of the Nicaraguan Government under the Sandinista regime. In late 1998, Mr. Nocito accepted a plea offer that resulted in his serving a 19 month detention plus three years probation, which ended May 2004. Mr. Nocito's educational background includes his attending Syracuse University, Marymount College/Fordham University and Nova University.

JOHN L. VRABEL became Chief Operating Officer of the Company in August 2003. His current employment contract runs through July 1, 2007. From 2000 through the present, he served as Vice President Business Development of the Company's PriceEnergy subsidiary. From 1996 to 2000, Mr. Vrabel was Vice President Business Development of Conectiv Holdings Vital Services, LLC, a subsidiary of the Company in the energy products and services sector. He received a BBA from the University of Houston, and an Executive MBA from Baldwin-Wallace College.

COMPENSATION OF DIRECTORS

In fiscal 2005, for their service on the board of directors from fiscal 2002 through fiscal 2004, the Company paid compensation in the amount of $20,000 in cash and issued 2,000 shares of the Company's common stock to Mr. O'Neill, Mr. Miller, Mr. Westad and Mr. James Purcaro (a former director) and issued 2,000 shares to Mr. Timothy Harrington, the Company's former Chief Executive Officer and Director. Compensation for service on the board of directors during fiscal 2005 will be determined and paid in fiscal 2006.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The members of the Audit Committee are Mr. Richards (chair), Mr. Miller and Ms. Charas. The Board of Directors has determined that each of the members of the Audit Committee is independent as defined by the listing standards of the Nasdaq Small Cap Market and Section 10A(m)(3) of the Exchange Act. In addition, the Board of Directors has determined that Mr. Richards is an "audit committee financial expert," as that term is defined in Item 401(h) of Regulation S-K under the Exchange Act.

CODE OF ETHICS

The Company has adopted its Code of Business Conduct and Ethics for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, Directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission ("SEC"). Such officers, Directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of copies of the Forms 3, 4 and 5 received by the Company or representations from certain reporting persons, the Company believes that, during the fiscal year ended June 30, 2005, all Section 16(a) filing requirements applicable to its officers, Directors and 10% stockholders were met in a timely manner, except in the following instances: (1) Jonathan Austern and Gregory D. Frost as co-trustees under the Chelednik Family Trust failed to file a required Form 3; (2) Gregory D. Frost failed to file a required Form 3 and failed to file a required Form 4 with respect to the grant of 50,000 stock options in April 2005; (3) Christopher P. Westad failed to file a required Form 4 with respect to the grant of 2,000 shares of common stock in January 2005, the exercise of 40,000 stock options in March 2005, and the sale of 40,000 shares of common stock in March 2005; (4) Patrick O'Neill failed to file a required Form 4 with respect to the sale of 2,000 shares of common stock in November 2004, the grant of 2,000 shares of common stock in January 2005, and the sale of 2,000 shares of common stock in April 2005; (5) Edward C. Miller, Jr., failed to file a required Form 4 with respect to the grant of 2,000 shares of common stock in January 2005 and the sale of 2,000 shares of common stock in April 2005; (6) Stephen Chalk filed a late Form 3; (7) Alan E. Richards filed a late Form 3; (8) Solange Charas failed to file a required Form 3; (9) Frank Nocito failed to file a required Form 3 and failed to file a required Form 4 with respect to the grant of 50,000 stock options in April 2005; (10) John L. Vrabel failed to file a required Form 4 with respect to the exercise of 30,000 stock options in March 2005 and the sale of 34,000 shares of common stock in April 2005; and (11) James Purcaro failed to file a Form 4 with respect to the grant of 2,000 shares of common stock in January 2005.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain summary information with respect to the compensation paid to the Company's former Chief Executive Officer, current Acting Chief Executive Officer and Chief Operating Officer for services rendered in all capacities to the Company for the fiscal years ending 2005, 2004, and 2003. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

                                                                                              Long-Term
                                                 Annual Compensation                         Compensation
                                         ----------------------------------------------------------------------------
                                                                    Other                       Securities                 All
                                                                    Annual        Restricted    Underlying                Other
Name and                        Fiscal                              Compen-         Stock       Options/     LTIP        Compen-
Principal Position              Year     Salary       Bonus        sation (1)       Awards      Sars         Payout     sation (2)
------------------              ----     ------       -----        ----------       ------      ----         ------     ----------
Christopher P. Westad,          2005     136,479           -         2,585                       -/-                      40,640
   President and Acting         2004     100,000      13,877         5,973                    15,000/0
   Chief Executive
   Officer (3)                  2003     100,000       6,064         5,035                    15,000/0
------------------------------------------------------------------------------------------------------------------------------------
Timothy Harrington              2005     193,721           -        14,340                   100,000/0                    20,640
   former Chief Executive       2004     225,000      35,385        12,311                    25,000/0
   Officer (4)                  2003     100,000       6,064         5,035                    25,000/0
------------------------------------------------------------------------------------------------------------------------------------
John Vrabel,                    2005     138,046                     6,000                       -/-
   Chief Operating Officer      2004     120,000                     6,000                    10,000/0
                                2003     120,000                     6,000                    10,000/0

     (1) Represents car allowance and travel expense reimbursements pursuant to his employment agreement with the Company.
     (2) Represents amounts paid to Mr. Westad related to board compensation of $20,000 and the market value of 2,000 shares issued to Mr. Westad and Mr. Harrington of the Company's common stock issued on the date of issue.
     (3) Christopher P. Westad became Acting Chief Executive Officer in February 2005.
     (4) Timothy Harrington resigned as Chief Executive Officer in February 2005. The 100,000 options granted to him in 2005 were granted subsequent to his resignation pursuant to a consulting agreement.

OPTION GRANTS

                        OPTION GRANTS DURING FISCAL 2005

The following table sets forth information with respect to option grants to the named executive officers during fiscal 2005:

---------------------------------------------------------------------------------------------------------------------------
                                           % of Total
                            Number of        Options       Exercise                      Hypothetical      Hypothetical
                             Options       Granted to        Price       Expiration     Value at Grant    Value at Grant
          Name               Granted        Employees      ($/Share)        Date        Date at 5% (1)   Date at 10% (2)
---------------------------------------------------------------------------------------------------------------------------
Christopher P. Westad               0               --           --              --                --                --
---------------------------------------------------------------------------------------------------------------------------
Timothy Harrington            100,000              50%        $4.00       2/11/2010            $    0           $     0
---------------------------------------------------------------------------------------------------------------------------
John Vrabel                         0               --           --              --                --                --

     (1) The hypothetical present value at grant date of options granted during fiscal year 2005 has been calculated using the assumption that the value of the stock will appreciate 5% per year for the option term from the grant price on the date of grant.

     (2) The hypothetical present value at grant date of options granted during fiscal year 2005 has been calculated using the assumption that the value of the stock will appreciate 10% per year for the option term from the grant price on the date of grant.

OPTION EXCERCISES AND HOLDINGS

The following table sets forth, for each of the named executive officers named in the Summary Compensation Table above, information concerning the number and value of shares subject to both exercisable and unexercisable stock options as of June 30, 2005. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of June 30, 2005.

                 AGGREGATED OPTION EXERCISES DURING FISCAL 2005
                                       AND
                         OPTION VALUES AT JUNE 30, 2005

-----------------------------------------------------------------------------------------------------------------------------------
                            Number of
                            Shares                                     Number of                       Value of Unexercised
                            Acquired           Value                  Unexercised                          In-the-Money
                            Upon               Realized             Options 6/30/05                      Options 6/30/05
                            Exercise           Upon
Name                        of Options         Exercise        Exercisable    Unexercisable       Exercisable       Unexercisable
-----------------------------------------------------------------------------------------------------------------------------------
Christopher P. Westad            40,000        $370,990          30,000                 0           $350,250                --
-----------------------------------------------------------------------------------------------------------------------------------
Timothy Harrington              110,000      $1,230,201         100,000                 0         $1,053,000                --
-----------------------------------------------------------------------------------------------------------------------------------
John Vrabel                      30,000        $288,000               0                 0                 --                --

EMPLOYMENT ARRANGEMENTS

Christopher P. Westad has a three year employment agreement, effective through July 1, 2007, as President of the Company at an annual salary of $141,600. The term of the agreement may be extended by mutual consent of the Company and Mr. Westad, and the annual salary is subject to periodic increases at the discretion of the board of directors. Mr. Westad is entitled to bonuses pursuant to his employment agreements if the Company meets certain financial targets based on sales, profitability and good management goals as predetermined by the Board of Directors or compensation committee and other subjective criteria as determined by the Board of Directors or compensation committee. Such bonuses, plus all other bonuses payable to the executive management of the Company, shall not exceed in the aggregate, a "bonus pool" which shall equal up to 20% of the Company's earnings before taxes of the Company EBT for fiscal years ending in 2005, 2006, and 2007, provided the Company achieves at least $1,000,000 of EBT in each of such years. If the Company meets or exceeds $1,000,000 EBT for the fiscal year ending in 2005 then the Executive shall be entitled to 20% of the Bonus Pool. The employment agreement also provides for reimbursement of reasonable business expenses. In the event the agreement is terminated by Mr. Westad for reason, or by the Company for other than cause, death or disability, Mr. Westad shall receive a lump sum severance payment of one year's salary, and any unvested stock options shall be deemed to have vested at the termination date.

John L. Vrabel has a three year employment agreement, effective through July 1, 2007, as Chief Operating Officer of the Company at an annual salary of $141,600. The term of the agreement may be extended by mutual consent of the Company and Mr. Vrabel, and the annual salary is subject to periodic increases at the discretion of the board of directors. Mr. Vrabel is entitled to bonuses pursuant to his employment agreements if the Company meets certain financial targets based on sales, profitability and good management goals as predetermined by the Board of Directors or compensation committee and other subjective criteria as determined by the Board of Directors or compensation committee. Such bonuses, plus all other bonuses payable to the executive management of the Company, shall not exceed in the aggregate, a "bonus pool" which shall equal up to 20% of the Company's earnings before taxes of the Company EBT for fiscal years ending in 2005, 2006, and 2007, provided the Company achieves at least $1,000,000 of EBT in each of such years. If the Company meets or exceeds $1,000,000 EBT for the fiscal year ending in 2005 then the Executive shall be entitled to 20% of the Bonus Pool. The employment agreement also provides for reimbursement of reasonable business expenses. In the event the agreement is terminated by Mr. Vrabel for reason, or by the Company for other than cause, death or disability, Mr. Vrabel shall receive a lump sum severance payment of one year's salary, and any unvested stock options shall be deemed to have vested at the termination date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows, as of September 24, 2005, the amount of the Company's common stock beneficially owned (unless otherwise indicated) by (i) each person known by the Company to own 5% or more of the Company's stock, (ii) each Director, (iii) each executive officer named in the Summary Compensation Table in Item 11 above, and (iv) all Directors and executive officers as a group.

        ---------------------------------------- -------------------------- ------- ------------------
                                                    AGGREGATE NUMBER OF
                                                    SHARES BENEFICIALLY             PERCENT OF CLASS
                   NAME AND ADDRESS*                     OWNED (1)                   OUTSTANDING (2)
        ---------------------------------------- -------------------------- ------- ------------------
        Gregory D. Frost                                   1,050,000        (3)           39.5%
        ---------------------------------------- -------------------------- ------- ------------------
        Christopher P. Westad                                 35,000        (4)            1.3%
        ---------------------------------------- -------------------------- ------- ------------------
        Patrick O'Neill                                            0                       --
        ---------------------------------------- -------------------------- ------- ------------------
        Edward C. Miller, Jr.                                      0                       --
        ---------------------------------------- -------------------------- ------- ------------------
        Steven Chalk                                               0                       --
        ---------------------------------------- -------------------------- ------- ------------------
        Alan E. Richards                                           0                       --
        ---------------------------------------- -------------------------- ------- ------------------
        Solange Charas                                             0                       --
        ---------------------------------------- -------------------------- ------- ------------------
        Steven M. Vella                                            0                       --
        ---------------------------------------- -------------------------- ------- ------------------
        Frank Nocito                                       1,050,000        (5)           39.5%
        ---------------------------------------- -------------------------- ------- ------------------
        John Vrabel                                            2,300        (6)            **
        ---------------------------------------- -------------------------- ------- ------------------
        Timothy Harrington                                         0                       --
        ---------------------------------------- -------------------------- ------- ------------------
        Officers and Directors as a Group (11              1,137,300        (7)           42.3%
        persons)
        ---------------------------------------- -------------------------- ------- ------------------
        Summitt Ventures, Inc.                               142,857        (8)            5.4%
        9595 Wilshire Boulevard, Suite 510
        Beverly Hills, CA  90212
        ---------------------------------------- -------------------------- ------- ------------------
        All American Plazas, Inc.                          1,000,000        (9)           37.6%
        1267 Hilltop Lane
        Myerstown, PA  17067
        ---------------------------------------- -------------------------- ------- ------------------

* Unless otherwise indicated, the address for each stockholder is c/o Able Energy, Inc., 198 Green Pond Road, Rockaway, New Jersey 07866.

**   Represents less than 1% of the outstanding common stock.

------------

(1) The number of shares of common stock beneficially owned by each stockholder is determined under rules promulgated by the SEC. Under these rules, a person is deemed to have "beneficial ownership" of any shares over which that person has or shares voting or investing power, plus any shares that the person has the right to acquire within 60 days, including through the exercise of stock options. To our knowledge, unless otherwise indicated, all of the persons listed above have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

(2)     The percentage ownership for each stockholder is calculated by dividing
        (a) the total number of shares beneficially owned by the stockholder on September 24, 2005 by (b) 2,657,320 shares (the number of shares of our common stock outstanding on September 24, 2005), plus any shares that the stockholder has the right to acquire within 60 days after September 24, 2005.

(3) Includes 50,000 shares owned by Mr. Frost. Also includes 1,000,000 shares owned by All American Plazas, Inc., of which Mr. Frost disclaims beneficial ownership. The shares owned by All American Plazas, Inc., are held by the Chelednik Family Trust, of which Mr. Frost is a co-trustee. See Note (9) below.

(4) Includes 5,000 shares and 30,000 shares which may be acquired upon the exercise of outstanding stock options.

(5) Includes 50,000 shares owned by Mr. Nocito. Also includes 1,000,000 shares owned by All American Plazas, Inc., of which Mr. Nocito disclaims beneficial ownership. Mr. Nocito is Vice President of All

        American Plazas, Inc., and the shares owned by All American Plazas, Inc., are held by the Chelednik Family Trust, a trust established by Mr. Nocito and his wife for the benefit of their family members. See Note
        (9) below.

(6)     Includes 2,300 shares.

(7) Includes 107,300 shares owned by the officers and directors and 30,000 shares which may be obtained upon the exercise of outstanding options held by the officers and directors. Also includes 1,000,000 shares owned by All American Plazas, Inc., of which Messrs. Frost and Nocito disclaim beneficial ownership. See Note (9) below.

(8)     Includes 142,857 shares.

(9) Includes 1,000,000 shares owned by All American Plazas, Inc. The shares owned by All American Plazas, Inc., are held by the Chelednik Family Trust, a trust established by Mr. Nocito and his wife for the benefit of their family members, of which Mr. Frost is a co-trustee.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

------------------------------- ---------------------------- ---------------------------- ----------------------------
Plan Category                   Number of securities to be   Weighted-average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        future issuance under
                                warrants and rights          rights                       equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                            (a)                          (b)                           (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security holders              238,000                       $4.92                      1,350,000
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
            Total                         238,000                       $4.92                      1,350,000
------------------------------- ---------------------------- ---------------------------- ----------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ACQUISITION OF ALL AMERICAN PLAZAS, INC.

All American Plazas, Inc., currently owns approximately 38% of our outstanding shares. In addition, one of our directors and General Counsel, Gregory D. Frost, formerly served as a director and the General Counsel of All American Plazas until his resignation on March 31, 2005, and Frank Nocito, our Vice President Business Development is Vice President of All American Plazas. The shares of the Company owned by All American Plazas are held by the Chelednik Family Trust, a trust established by Mr. Nocito and his wife for the benefit of their family members, of which Mr. Frost is a co-trustee.

As more fully described in our Current Report on Form 8-K, dated and filed with the Securities and Exchange Commission on June 16, 2005, we entered into a Stock Purchase Agreement on that date ("Purchase Agreement") with all of the shareholders (the "Sellers") of All American Plazas, Inc. ("All American") in connection with our acquisition of All American. The transaction is expected to be consummated in October 2005, upon receipt of the required approval by our stockholders, as discussed herein.

All American, which is headquartered in Myerstown, Pennsylvania, is in the business of owning, operating and developing truck stops. Its operations include, but are not limited to, the ancillary merchandising of rights, products, and other goods and services. All American operates 11 multi-service truck stops in the United States that sell diesel fuel and related services to approximately 5,000 trucking accounts and other independent consumers. Its operations are located at primary interchanges servicing major truck routes in the northeast region of the United States, and its facilities, known as "All American Plazas," offer a broad range of products, services, and amenities, including diesel fuel, gasoline, home-style restaurants, truck preventive maintenance centers, and retail merchandise stores that market primarily to professional truck drivers and other highway motorists.

A complete description of All American's business and full financial statements will be included in the proxy statement for the contemplated stockholders' meeting with respect to the acquisition.

At the closing, we will deliver to the Sellers 11,666,667 shares of our restricted common stock, par value $.001 per share, at $3.00 per share for an aggregate purchase price of $35,000,000. In addition, at the closing, we will deliver to certain of the Sellers a number of shares of our restricted common stock equal to the number of shares of our common stock owned by All American as of the closing date.

The Sellers have caused All American to enter into a term sheet dated June 6, 2005 with a third party institutional lender to refinance All American's debt and provide All American with certain working capital. The term sheet provides that the loan will be in the amount of approximately $35,000,000, at an interest rate of 30-day LIBOR plus spread (adjustable rate), which is equivalent to the Prime Rate + 1.75%, with a 25-year term and a 25-year amortization schedule. All American will secure the loan with a first mortgage on all of its properties, including improvements thereto. The financing is subject to customary closing conditions and is expected to be consummated before year-end. In the event that All American completes such financing on or before December 31, 2005, we have agreed to pay an additional $10,000,000 to the Sellers, payable in shares of our restricted common stock at $3.00 per share.

RECENT ALL AMERICAN FINANCING

As previously disclosed in our Current Report on Form 8-K, dated June 7, 2005, and filed with the Securities and Exchange Commission on June 10, 2005, All American recently consummated a financing that, if the acquisition of All American is consummated, will impact us. The recently completed refinancing by All American allowed All American to pay off approximately $3,000,000 in existing debt and provided All American with approximately $2,000,000 in working capital.

The following description of the terms of All American's refinancing is qualified in its entirety by the terms and provisions contained in the financing documentation included in the Current Report on Form 8-K, dated June 7, 2005, and filed with the Securities and Exchange Commission on June 10, 2005, as Exhibits 99.1 through 99.7.

Pursuant to the terms of the Securities Purchase Agreement dated June 1, 2005 (the "Agreement") among All American and certain purchasers identified therein (collectively, the "Purchasers"), the Purchasers loaned All American an aggregate of $5,000,000, evidenced by Secured Debentures also dated June 1, 2005 (the "Debentures"). The Debentures shall be repaid within two years from the date of issuance, subject to the occurrence of an event of default, with interest payable at the rate per annum equal to LIBOR for the applicable interest period, plus 4% payable on a quarterly basis on April 1st, July 1st, October 1st and January 1st, beginning on the first such date after the date of issuance of the Debentures. The loan is secured by real estate property owned by All American in Pennsylvania and New Hampshire. In addition, in the event that we do not complete the acquisition of All American prior to the expiration of the 12-month anniversary of the Agreement, All American shall be considered in default of the loan. Pursuant to the Additional Investment Right (the "AIR Agreement") among All American and the Purchasers, the Purchasers may loan All American up to an additional $5,000,000 on the same terms and conditions as the initial $5,000,000 loan, except for the conversion price of the debentures.

If we consummate the acquisition of All American, upon such consummation, we will assume the obligations of All American under the Agreement, the Debentures and the AIR Agreement through the execution of a Securities Assumption, Amendment and Issuance Agreement, Registration Rights Agreement, Common Stock Purchase Warrant Agreement and Variable Rate Secured Convertible Debenture Agreement, each between the Purchasers and us (the "Able Energy Transaction Documents"). Such documents provide that All American shall cause the real estate collateral to continue to secure the loan, until the earlier of full repayment of the loan upon expiration of the Debentures or conversion by the Purchasers of the Debentures into shares of our common stock at a conversion rate of the lesser of (i) the purchase price paid by us for each share of All American common stock in the acquisition, or (ii) $3.00, (the "Conversion Price"), subject to further adjustment as set forth in the Able Energy Transaction Documents. However, the Conversion Price with respect to the AIR Agreement shall be $4.00. In addition, the Purchasers shall have the right to receive five-year warrants to purchase 2,500,000 of our common stock at an exercise price of $3.75 per share. Pursuant to the Able Energy Transaction Documents, we shall also have an optional redemption right (which right shall be mandatory upon the occurrence of an event of default) to repurchase all of the Debentures for 125% of the face amount of the Debentures plus all accrued and outstanding interest and expenses, as well as a right to repurchase all of the Debentures in the event of the consummation of a new financing in which we sell securities at a purchase price that is below the Conversion Price. It is currently contemplated that if the Able/All American transaction is consummated, the stockholders of All American will escrow a sufficient number of shares to satisfy the conversion of the $5,000,000 in outstanding Debentures in full.

Pursuant to the Registration Rights Agreement among the parties, if we consummate the acquisition of All American, the Purchasers shall have demand registration rights with respect to all shares of our common stock obtained by them through the conversion of the Debentures. The Purchasers shall also have an additional investment right, for a period of nine months after the initial registration statement filed by us with the Securities and Exchange Commission (the "SEC") is first declared effective by the SEC, to purchase units consisting of convertible debentures in the aggregate amount of up to $14,000,000 (the "Additional Debentures") and common stock purchase warrants equal to 50% of the face amount of such Additional Debentures (the "Additional Warrants"). The conversion price of the Additional Debentures shall be $6.50 per share of common stock with respect to the first $7,000,000 of Additional Debentures purchased, and 80% of the average weighted price of our common stock during the 20 trading days immediately prior to the Purchasers' election to purchase the Additional Debentures, with respect to the remaining $7,000,000. The Additional Warrants shall have a five- year term and an exercise price of 110% of the conversion price. In the event of the occurrence of a default with respect to the Additional Debentures, we shall have identical redemption rights to those described in the immediately preceding paragraph.

OTHER TRANSACTIONS

The Company has entered into a consulting agreement with Timothy Harrington, its former Chief Executive Officer ("CEO") on February 16, 2005 (see note 20 to the consolidated financial statements contained herein). The agreement is for two years and provides for annual fees of $60,000 to be paid in monthly installments. In addition the former CEO received options to purchase 100,000 shares of the Company's common stock at $4.00 per share. The options were excercised on July 7, 2005, at which time the closing price was $16.89. The former CEO was paid $20,769 related to this agreement during the year ended June 30, 2005.

During the year ended June 30, 2005 the Company paid $20,000 in legal fees to a firm in which Gregory D. Frost, the Company's General Counsel and one of its Directors, is a partner.

In connection with two loans entered into by the Company in May 2005 (see note 4 to the consolidated financial statements contained herein), fees in the amount of $167,500 were paid to Unison Capital Corporation, a company owned by Frank Nocito, the Company's Vice President Business Development. Mr. Nocito is also Vice President of All American Plazas, Inc., the Company's largest shareholder.

Subsequent to the payments being made and based on discussions with Unison Capital Corporation it was determined the $167,500 was an inappropriate payment to a related party and Unison Capital Corporation has agreed to reimburse this amount to the Company over a twelve month period beginning in October 2005. The charge had been appropriately classified as deferred finance charges in the balance sheet and therefore will have no effect on the Company's statement of operations.

From time to time, our majority-owned subsidiary PriceEnergy has borrowed money from us. As of June 30, 2005, the subsidiary had an indebtedness to us in the form of two promissory notes. One made on November 1, 2000 for $1,350,000 bearing interest at a rate of 8% per annum payable quarterly with principal payments that were to begin on November 1, 2002. There is a second promissory note dated December 31, 2004 in the amount of $3,544,389, which bears no interest. To date, PriceEnergy has made no payments on either promissory note. Able Energy, Inc. owns approximately 70.6% of Price Energy, Timothy Harrington, our former Chief Executive Officer, owns 23 1/2%, Christopher Westad, our President, owns 3.6% and John L. Vrabel, our Chief Operating Officer, owns 2.3%.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by the independent public accounting firm of Simontacchi & Company, LLP for the Company during fiscal 2005 and fiscal 2004.

                                                        Fiscal Year
                                                        -----------
                                                 2005                  2004
                                                 ----                  ----
                Audit Fees (1)                $  86,576             $  88,549
                Audit-Related Fees (2)           49,582                42,901
                Tax Fees (3)                     13,048                10,370
                All Other Fees (4)               20,987                     -

     (1) These are fees for professional services performed by Simontacchi for the audit of the Company's annual financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements.
     (2) These are fees for professional services performed by Simontacchi for the review of financial statements included in the Company's quarterly reports on Form 10-Q,
     (3) Principally fees for preparation of the the Company's federal and state tax returns.
     (4)  Principally fees for SEC inquiries.

The Audit Committee reviews and pre-approves all audit, review or attest engagements of, and non-audit services to be provided by, the independent registered public accounting firm (other than with respect to the de minimis exception permitted by the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated thereunder). The Audit Committee pre-approved all auditing services and permitted non-audit services rendered by Simontacchi in fiscal 2005.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBITS

The following Exhibits are filed as part of this Report:


         Exhibit
         Number            Description
         ------            -----------

          3.1              Articles of Incorporation of Registrant*

          3.2              By-Laws of Registrant*

          4.1              Specimen Common Stock Certificate*

          4.2 2000 Employee Stock Option Plan (incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed May 30, 2000)

          4.3 2005 Incentive Stock Plan (incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K filed June 1, 2005)

          4.4 Incentive Stock Option Agreement (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed June 1, 2005)

          4.5 Employee Nonstatutory Stock Option Agreement (incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed June 1,
                           2005)

          4.6 Nonstatutory Stock Option Agreement (incorporated by reference to exhibit 10.3 to the Company's Current Report on Form 8-K filed June 1, 2005)

          4.7 Consultant Nonstatutory Stock Option Agreement (incorporated by reference to exhibit 10.4 to the Company's Current Report on Form 8-K filed June 1,
                           2005)

          4.8 Stock Award Agreement (incorporated by reference to exhibit 10.5 to the Company's Current Report on Form 8-K filed June 1, 2005)

          4.9 Restricted Stock Purchase Agreement (incorporated by reference to exhibit 10.6 to the Company's Current Report on Form 8-K filed June 1, 2005)

          4.10 Form of secured Debenture, made as of June 1, 2005, by All American Plazas, Inc. in favor of the Purchasers named therein (incorporated by reference to exhibit 99.2 to the Company's Current Report on Form 8-K filed June 10, 2005)

          4.11 Additional Investment Right, by and among All American Plazas, Inc., and the Purchasers named therein (incorporated by reference to exhibit 99.3 to the Company's Current Report on Form 8-K filed June 10, 2005)

          4.12 Form of Registration Rights Agreement by and among the Purchasers named therein and the Company (incorporated by reference to exhibit 99.5 to the Company's Current Report on Form 8-K filed June 10,
                           2005)

          4.13 Form of Common Stock Purchase Warrant Agreement by and among the Purchasers named therein and the Company (incorporated by reference to exhibit 99.6 to the Company's Current Report on Form 8-K filed June 10, 2005)

          4.14 Form of Variable Rate Secured Convertible Debenture Agreement by and among the Purchasers named therein and the Company (incorporated by reference to exhibit
                           99.7 to the Company's Current Report on Form 8-K filed June 10, 2005)

          10.1 Form of Consulting Agreement with the Walsh Manning Securities, LLC***

          10.2             Lease of Company's Facility at 344 Route 46,
                           Rockaway, New Jersey*

          10.3 Form of employment agreement between the Company and Timothy Harrington, to be executed on or before the Effective Date***

          10.4 Form of employment agreement between the Company and Christopher P. Westad, to be executed on or before the Effective Date***

          10.5 $600,000 Revolving Credit Facility and $350,000 Line of Credit with PNC Bank, National Association dated October 23, 1996, and amendment thereto, dated June 12, 1998, extending the Line of Credit to $500,000*

          10.6 $675,000 Term Loan Agreement dated June 11, 1998 by and between the Company and PNC Bank, National Association and exhibits thereto, including Pledge Agreement by and between Timothy Harrington and PNC Bank, Guaranty and Suretyship Agreement by and between the Company and PNC Bank, and Pledge Agreement by and between the Company and PNC Bank*

          10.7 Marketing Alliance Agreement, dated March 1, 1998, between the Company and AllEnergy Marketing Company, L.L.C., whereby the Company obtained the exclusive right to market natural gas supplied by AllEnergy in specified areas**

          10.8 In tank agreement between the Company and Mieco, Inc., dated May 11, 1998, for the storage of the Mieco's petroleum products in the Company's tank facilities**

          10.9             Form of Company's Pre-Purchase Enrollment Form*

          10.10 Oil Supply Agreement between the Company and Mieco, Inc., dated May 19, 1998**

          10.11 Letter agreement, dated July 3, 1998, between the Company and Mieco, Inc. modifying the Oil Supply Agreement, dated May 19, 1998, whereby the Company agreed to increase the amount of oil purchased from Mieco**

          10.12 Oil Supply Agreement between the Company and Amerada Hess Corporation, dated July 30, 1998**

          10.13 Oil Supply Agreement between the Company and Bayway (TOSCO) Refining Company, dated March 27, 1998**

          10.14 Oil Supply Agreement between the Company and Koch Refining Company, L.P., dated March 17, 1998**

          10.15 Fuel Purchase Agreement (Natural Gas) between the Company and Ferrellgas, dated September 3, 1996**

          10.16 Fuel Purchase Agreement (Propane) between the Company and Keystone Propane Service, Inc., dated July 28, 1998**

          10.17 Lease between the Company and Summit Leasing Corporation ("Summit"), dated December 3, 1997**

          10.18 Franchise Agreement, dated December 31, 1998, between the Company and Andrew Schmidt regarding sale of Able Oil Company Montgomery, Inc. as a franchise***

          10.19 Stock Purchase Agreement, dated December 31, 1998, between the Company and Andrew Schmidt regarding the sale of stock of Able Oil Company Montgomery, Inc. by the Company to Mr. Schmidt***

          10.20 Pledge and Security Agreement, dated December 31, 1998, between the Company and Andrew Schmidt regarding the pledge of stock of Able Oil Company Montgomery, Inc.***

          10.21 $140,000 principal amount, 9.5% Promissory Note, dated December 31, 1998, between the Company and Andrew Schmidt regarding the sale of stock of Able Oil Company Montgomery, Inc. by the Company to Mr. Schmidt

          10.22 Stock Sale Agreement, dated December 31, 1998, between the Company and Owl Environmental, Inc. regarding the sale of stock of A&O Environmental Services, Inc. by the Company to Owl Environmental, Inc.*

          10.23 Employment Agreement with Christopher P. Westad, dated July 1, 2004 (incorporated by reference to exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended June 30, 2004)

          10.24 Employment Agreement with John Vrabel, dated July 1, 2004 (incorporated by reference to exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended June 30, 2004)

          10.25 Consulting Agreement, dated February 16, 2005, by and among the Company and Timothy Harrington (incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K filed February 23, 2005)

          10.26 Loan Agreement between the Company and Entrepreneur Growth Capital LLC, dated May 13, 2005

          10.27 Loan Agreement between the Company and Northfield Savings Bank, dated May 13, 2005

          10.28 Securities Purchase Agreement, by and among All American Plazas, Inc., dated as of June 1, 2005 (incorporated by reference to exhibit 99.1 to the Company's Current Report on Form 8-K filed June 10,
                           2005)

          10.29 Form of Securities Assumption, Amendment and Issuance Agreement by and among the Purchasers named therein and the Company (incorporated by reference to exhibit
                           99.4 to the Company's Current Report on Form 8-K filed June 10, 2005)

          10.30 Stock Purchase Agreement, by and between the Sellers named therein and the Company, dated as of June 16, 2005 (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed June 16, 2005)

          14.1 Code of Business Conduct and Ethics (incorporated by reference to Appendix C to the Company's Definitive Proxy Statement on Schedule 14A filed June 17, 2004)

          21.1             List of Subsidiaries of Registrant

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 2005              Able Energy, Inc.


                                       By: /s/ Christopher P. Westad
                                           -------------------------------------
                                           Christopher P. Westad
                                           Acting Chief Executive Officer and
                                             President

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                   Title                                       Date
---------                                   -----                                       ----

/s/ Christopher P. Westad           Acting Chief Executive Officer,             September 28, 2005
-----------------------------       President and Director
Christopher P. Westad               (Principal Executive Officer)


/s/ Steven M. Vella                 Chief Financial Officer                     September 28, 2005
----------------------------        (Principal Financial Officer)
Steven M. Vella


/s/ Jeff Feld                       Controller                                  September 28, 2005
-----------------------------       (Principal Accounting Officer)
Jeff Feld


/s/ Gregory D. Frost                General Counsel and Director                September 28, 2005
-----------------------------
Gregory D. Frost


/s/ Patrick O'Neill                 Director                                    September 28, 2005
-----------------------------
Patrick O'Neill


/s/ Edward C. Miller, Jr.           Director                                    September 28, 2005
-----------------------------
Edward C. Miller, Jr.


/s/ Stephen Chalk                   Director                                    September 28, 2005
-----------------------------
Stephen Chalk


/s/ Alan E. Richards                Director                                    September 28, 2005
-------------------------------
Alan E. Richards


/s/ Solange Charas                  Director                                    September 28, 2005
---------------------------------
Solange Charas

SEC FILED COPY ONLY - NOT BOUND WITH FINANCIAL
                                                                     Schedule II

                                Able Energy, Inc.
                        Valuation and Qualifying Accounts



                                               Balance at                                            Balance at
                                              Beginning of                                             End of
                                                  Year            Additions       Write-offs            Year
                                                  ----            ---------       ----------            ----
Allowance for doubtful accounts
                                   2003          242,358            164,752         127,207            279,913
                                   2004          279,913            109,372         197,063            192,222
                                   2005          192,222            180,494         134,667            238,049