Form 10-Q
period 2005-09-30
ABLE ENERGY INC
filed 2005-10-19
CIK 1065728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended: SEPTEMBER 30, 2005

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes  [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes  [X] No

As of October 18, 2005, 2,572,067 shares of common stock, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.


                                       ABLE ENERGY, INC. AND SUBSIDIARIES
                                                    FORM 10-Q

                                    For the Quarter Ended September 30, 2005

                                                      INDEX
                                                                                                            Page
                                                                                                            ----
Part I. Financial Information

        Item 1.  Financial Statements

                 Consolidated Balance Sheets as of September 30, 2005 and June 30, 2005...................   1

                 Consolidated Statements of Operations for the Three Months Ended September 30,

                   2005 and 2004..........................................................................   3

                 Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended

                   September 30, 2005.....................................................................   4

                 Consolidated Statements of Cash Flows for the Three Months Ended September 30,

                   2005 and 2004..........................................................................   5

                 Notes to Financial Statements............................................................   6

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....  14

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................  18

        Item 4.  Controls and Procedures..................................................................  18

Part II Other Information

        Item 1.  Legal Proceedings........................................................................  18

        Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..............................  18

        Item 5.  Other Information........................................................................  20

        Item 6.  Exhibits.................................................................................  20

Signatures ...............................................................................................  22


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 ABLE ENERGY, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS

                                               ASSETS

                                                                      SEPTEMBER 30,      JUNE 30,
                                                                          2005             2005
                                                                          ----             ----
                                                                      (UNAUDITED)
CURRENT ASSETS:
  Cash                                                               $   4,668,493    $   1,754,318
  Accounts Receivable (Less Allowance for Doubtful
     Accounts of $238,049 and $238,049, respectively                     3,109,808        2,876,900
  Inventory                                                              1,636,457          726,987
  Notes Receivable - Current Portion                                     1,791,143           57,826
  Other Receivable - Non-Compete - Current Portion                         225,000          225,000
  Other Receivables                                                         93,628           38,596
  Prepaid Expenses                                                         437,247          485,904
  Deferred Income Tax                                                       64,776           64,776
  Due from Officers and Employees                                          271,189                -
                                                                     -------------    -------------
      TOTAL CURRENT ASSETS                                              12,297,741        6,230,307
                                                                     -------------    -------------
PROPERTY AND EQUIPMENT:
  Land
  Buildings                                                                479,346          479,346
  Trucks                                                                   946,046          946,046
  Fuel Tanks                                                             3,489,465        3,594,218
  Machinery and Equipment                                                  826,442          824,738
  Building Improvements                                                  1,004,462          999,315
  Cylinders                                                                899,132          790,424
  Office Furniture and Equipment                                           338,015          295,476
  Website Development Costs                                                205,319          205,319
                                                                         2,390,589        2,390,589
                                                                     -------------    -------------
  Less: Accumulated Depreciation and Amortization                       10,578,816       10,525,471
      NET PROPERTY AND EQUIPMENT                                         6,137,524        5,980,636
                                                                     -------------    -------------
                                                                         4,441,292        4,544,835
                                                                     -------------    -------------
OTHER ASSETS:
  Deferred Income Taxes
  Deposits                                                                  45,091           45,091
  Other Receivable - Non-Compete - Less Current Portion                     59,918           54,918
  Notes Receivable - Less Current Portion                                  450,000          450,000
  Customer List, Less Accumulated Amortization of  $188,122                646,118          649,435
  Development Costs - Franchising                                          422,728          422,728
  Deferred Closing Costs - Financing                                         6,893            9,191
  Prepaid Acquisition Costs                                                439,287          348,055
                                                                           150,000                -
       TOTAL OTHER ASSETS                                                2,220,035        1,979,418
                                                                     -------------    -------------
       TOTAL ASSETS                                                  $  18,959,068    $  12,754,560
                                                                     =============    =============

                    See accompanying notes to consolidated financial statements

                                 ABLE ENERGY, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                 LIABILITIES & STOCKHOLDERS' EQUITY

                                                                      SEPTEMBER 30,      JUNE 30,
                                                                          2005             2005
                                                                          ----             ----
                                                                      (UNAUDITED)
CURRENT LIABILITIES:
  Accounts Payable                                                   $   1,941,267    $  1,863,841
  Note Payable - Line of Credit                                          1,066,490        1,015,468
  Note Payable - Other                                                           -          432,660
  Current Portion of Long-Term Debt                                        338,420          338,212
  Accrued Expenses                                                         356,512          184,097
  Accrued Taxes                                                             39,500          112,064
  Employee Income Tax Withheld                                              11,000          146,624
  Customer Pre-Purchase Payments                                         5,849,854        2,226,655
  Customer Credit Balances                                                 231,873          230,729
                                                                     -------------    -------------
      TOTAL CURRENT LIABILITIES                                          9,834,916        6,550,350

Convertible Debentures                                                   2,500,000
Deferred Income                                                             79,679           79,679
Deferred Income Taxes                                                      107,852          104,517
Long Term Debt: less current portion                                     3,874,004        3,961,899
                                                                     -------------    -------------
      TOTAL LIABILITIES                                                 16,396,451       10,696,445
                                                                     -------------    -------------

STOCKHOLDERS' EQUITY:
  Preferred Stock
  Authorized 10,000,000 Shares Par Value $.001 per share
   Issued - None
  Common Stock
  Authorized 10,000,000 Par Value $.001 per share Issued
    and Outstanding Shares 2,714,924 and 2,457,320, respectively             2,715            2,457
  Paid in Surplus                                                        8,048,845        6,481,102
  Retained Earnings (Deficit)                                           (5,488,943)      (4,425,444)
                                                                     -------------    -------------
      TOTAL STOCKHOLDERS' EQUITY                                         2,562,617        2,058,115
                                                                     -------------    -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  18,959,068    $  12,754,560
                                                                     =============    =============


                    See accompanying notes to consolidated financial statements

                                  ABLE ENERGY, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF OPERATIONS
                                             (unaudited)


                                                                       THREE MONTHS SEPTEMBER 30,
                                                                       --------------------------

                                                                          2005             2004
                                                                          ----             ----
NET SALES                                                            $  13,131,413    $   8,221,845

COST OF SALES                                                           12,208,244        7,609,858
                                                                     -------------    -------------

  GROSS PROFIT                                                             923,169          611,987
                                                                     -------------    -------------

EXPENSES
  Selling, General and Administrative Expenses                           1,502,147        1,104,700
  Depreciation and Amortization Expense                                    295,208          297,591
                                                                     -------------    -------------
     TOTAL EXPENSES                                                      1,797,355        1,402,291
                                                                     -------------    -------------

  LOSS FROM OPERATIONS                                                    (874,186)        (790,304)
                                                                     -------------    -------------

OTHER INCOME (EXPENSES):
  Interest and Other Income                                                 45,986           50,876
  Interest Expense                                                        (169,891)         (77,824)
  Loss on Sale of Assets                                                         -          (31,437)
  Legal Fees relating to Accident                                          (62,073)         (21,950)
                                                                     -------------    -------------
     TOTAL OTHER INCOME (EXPENSES)                                        (185,978)         (80,335)
                                                                     -------------    -------------

  LOSS BEFORE PROVISION FOR INCOME TAXES                                (1,060,164)        (870,639)

PROVISION FOR INCOME TAXES                                                   3,335            2,260
                                                                     -------------    -------------

  NET LOSS                                                           $  (1,063,499)   $    (872,899)
                                                                     =============    =============

BASIC AND DILUTED PER COMMON SHARE
   WEIGHTED AVERAGE SHARES OUTSTANDING                                   2,285,756        2,013,250
                                                                     =============    =============
   BASIC AND DILUTED LOSS PER SHARE                                  $        (.47)   $        (.43)
                                                                     =============    =============


                     See accompanying notes to consolidated financial statements

                                     ABLE ENERGY, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   THREE MONTHS ENDED SEPTEMBER 30, 2005
                                                (unaudited)


                                                     COMMON STOCK
                                                    $.001 PAR VALUE
                                                    ---------------

                                                                                                 TOTAL
                                                                    PAID-IN     RETAINED      STOCKHOLDERS'
                                           SHARES      AMOUNT       SURPLUS     EARNINGS         EQUITY
                                           ------      ------       -------     --------         ------
Balance - July 1, 2005                   2,457,320    $ 2,457    $ 6,481,102   $(4,425,444)    $ 2,058,115

Additional Shares Issued                   246,803        258      1,567,743             -       1,568,001

Net Loss                                         -          -              -    (1,063,499)     (1,063,499)
                                         ---------    -------    -----------   -----------     -----------
Balance - September 30, 2005             2,703,403    $ 2,715    $ 8,048,845   $(5,488,943)    $ 2,562,617
                                         =========    =======    ===========   ===========     ===========






                        See accompanying notes to consolidated financial statements

                                       ABLE ENERGY, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CASH FLOW
                                                  (unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                2005                2004
                                                                                ----                ----
Income (Loss) - Continuing Operations                                    $     (1,063,499)   $       (872,899)
   Adjustments to Reconcile Net Income (Loss) to Net Cash
    used by Operating Activities:
      Depreciation and Amortization                                               295,208             297,591
      Loss on Disposal of Equipment                                                     -              31,437
      (Increase) Decrease in:
         Accounts Receivable                                                     (232,908)           (279,867)
         Inventory                                                               (909,470)           (179,360)
         Prepaid Expenses                                                          48,657            (133,176)
         Prepaid Income Taxes                                                           -               2,063
         Deposits                                                                       -              34,097
         Miscellaneous                                                                  -                (689)
      Increase (Decrease) in:
         Accounts Payable                                                          77,426             312,487
         Accrued Expenses                                                         (35,773)             14,517
         Customer Advance Payments                                              3,623,199           1,028,247
         Customer Credit Balance                                                    1,144             390,807
         Deferred Income Taxes                                                      3,335               2,260
         Deferred Closing Costs                                                         -               1,813
         Deferred Income                                                                -              (2,333)
                                                                         ----------------    ----------------
           NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                     1,807,319             646,995
                                                                         ----------------    ----------------
CASH FLOW FROM INVESTING ACTIVITIES
-----------------------------------
   Purchase of Property and Equipment                                            (158,098)           (226,926)
   Receivable - Officer                                                          (167,500)                468
   Notes Receivable - Related Party                                            (1,730,000)                  -
   Prepaid Acquisition Costs                                                     (150,000)                  -
   Web Site Development Costs                                                           -             (12,693)
   Cash Received on Sale of Property                                                    -             226,499
   Disposition of Equipment                                                             -              10,687
   Other                                                                           13,619              68,695
                                                                         ----------------    ----------------
          NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                     (2,201,979)             66,730
                                                                         ----------------    ----------------
CASH FLOW FROM FINANCING ACTIVITIES
-----------------------------------
   Net barrowings under line of Credit                                             51,022                   -
   Decrease in Long-Term Debt                                                     (87,687)            (77,496)
   Increase in Long-Term Debt                                                     122,501              79,641
   Sale of Common Stock                                                           968,001                   -
   Sale of Convertible Debentures                                               2,500,000                   -
                                                                         ----------------    ----------------
          NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                      3,308,835               2,145
                                                                         ----------------    ----------------
NET (DECREASE) INCREASE IN CASH
Cash - Beginning of Year                                                        2,914,175             715,870
Cash - End of Period                                                            1,754,318           1,309,848
                                                                         ----------------    ----------------
                                                                         $      4,668,493    $      2,025,718
                                                                         ================    ================

The Company had Interest Cash Expenditures of:                           $        128,741    $         62,611
The Company had Tax Cash Expenditures of:                                $              -    $          4,749


                        See accompanying notes to consolidated financial statements

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL REPORTING
The accompanying unaudited consolidated financial statements of Able Energy, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. These consolidated financials statements include the accounts of Able Energy, Inc. and its wholly owned subsidiaries (Able Oil Company, Able Melbourne, Able Energy New York, Inc., Able Terminal LLC and PriceEnergy Fanchising LLC) and majority owned (70.6%) subsidiary (PriceEnergy.com Inc.). These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

NOTE 2 - REVENUE RECOGNITION
Sales of fuel and heating equipment are recognized at the time of delivery to the customer, and sales of equipment are recognized at the time of installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating equipment service contracts are deferred and amortized into income over the term of the respective service contracts, on a straight-line basis, which generally do not exceed one year.

NOTE 3 - USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of deferral, contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 4 - MINORITY INTEREST
The minority interest in PriceEnergy.Com, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, the losses have been charged against the Company, the majority owner. The loss for three months ended September 30, 2005 is $187,666.

NOTE 5 - NOTES RECEIVABLE
     A. The Company has a Note from Able Montgomery, Inc. and Andrew W. Schmidt related to the sale of Able Montgomery, Inc. and certain assets to Mr. Schmidt. No payments of principal or interest have been received for more than one year. A new note was drawn dated June 15, 2000 for $170,000, including the prior balance, plus accrued interest. The note bears interest at 9.5% per annum and payments commence October 1, 2000. The payments will be monthly in varying amount each year with a final payment of $55,981.07 due September 1, 2010. No payments were received in the year ended December 31, 2000. In February 2001, two (2) payments were received in the amount $2,691.66, interest only. In September 2001, $15,124.97 was received covering payments from December 2000 through October 2001, for interest of $14,804.13 and principal of $320.84. Payments were received in November and December 2002, representing December 2001 and January 2002, in the aggregate amount of $3,333.34, including interest of $2,678.88, and principal of $654.46. No payments have been received in more than 30 months.

          The note is secured by stock of Able Montgomery, Inc. and the assets of Andrew W. Schmidt. The income from the sale of the company and the accrued interest on the new note are shown as deferred income and amounted to $79,679 which will be realized on collection of the note.

          Andrew Schmidt and the Company have reached an agreement related to the recovery of this note whereby the liability will be paid by an additional $.04 per gallon charge on oil purchased from the Company. The Company believes the value of the collateral will cover the amount due if foreclosure is required.

     B. The Company has three Notes Receivable related to the sale of oil delivery trucks to independent drivers. These independent drivers also deliver oil for the Company. Two notes bear interest at the rate of 12% per annum and one at a rate of 9% per annum. These three notes were made in December 1998, February 1999 and January 2004. The notes are payable eight (8) months per year September through April, the oil delivery season.

     C. On July 27, 2005, the Company made a loan in the amount of $1,730,000 to All American Plazas, Inc. ("All American"), and All American executed and delivered a promissory note for the full amount of the loan in favor of the Company. Under the terms of the promissory note, the outstanding principal of the loan bears interest at the rate of 3.5% per annum. All payments of principal and accrued interest are payable ninety days after the date of the Promissory Note. The promissory note is secured by a lien on 1,000,000 shares of the Company's common stock held by All American. These shares have a pre-existing lien held by the Company's former Chief Executive Officer.

Maturities of the Note Receivable are as follows:

                For the 12 Months          Principal
                Ending September 30,         Amount
                --------------------         ------
                    2006                  $  1,791,143
                    2007                        26,074
                    2008                        21,627
                    2009                        23,731
                    2010                        18,708
                    Thereafter                  55,971
                                          ------------
                    Total                 $  1,937,261
                                          ============

NOTE 6 - INVENTORIES
                                               September 30,    June 30,
                         ITEMS                     2005           2005
                         -----                     ----           ----
           Heating Oil                          $1,241,629     $  335,245
           Diesel Fuel                              36,772         34,409
           Kerosene                                 10,207          3,025
           Propane                                  21,859         28,020
           Parts, Supplies and Equipment           326,290        326,290
                                                ----------     ----------
           Total                                $  726,987     $  726,987
                                                ==========     ==========

NOTE 7 - LINE OF CREDIT
On May 13, 2005, the Company entered into a $1,750,000 Line-Of-Credit with Entrepreneur Growth Capital, LLC. The loan is secured by accounts receivable and inventory. In addition to accounts receivable and inventory the line is collateralized by deposit accounts, books and records, computer programs general intangibles (including customer lists, trademarks, etc.),and rights, title and interest in any and all assets and personal property owned by third parties. The line carries interest at Citibank's prime rate, plus 4% per annum not to exceed 24% with a minimum interest of $11,000 per month. The line also requires an annual facility fee of 2% of the total available facility limit and monthly collateral management fees equal to .025%. The balance due as of September 30, 2005 is $1,066,490.

NOTE 8 - NOTES PAYABLE BANK
On May 13, 2005, the Company entered into a term loan with Northfield Savings Bank for $3,250,000. Principal and interest are payable in monthly installments of approximately $21,400 commencing July 1, 2005. The initial interest rate is 6.25% per annum on the unpaid principal balance for the first five years, to be reset every fifth anniversary date at 3 percent over the five year treasury rate, but not lower than the initial rate; at that time the monthly payment will be reset. At the maturity date of June 1, 2030, all remaining amounts are due.

The Note is secured by Company-owned real property located at 344 Route 46, Rockaway, New Jersey and an assignment of leases and rents at such location. The interest rate on default is 4% per annum above the interest rate then in effect.

NOTE 8 - NOTES PAYABLE BANK (CONTINUED)
Maturities of the Note Payable Bank are as follows:

                For the 12 Months          Principal
                Ending September 30,         Amount
                --------------------         ------
                    2006                  $     56,600
                    2007                        60,240
                    2008                        64,115
                    2009                        68,239
                    2010                        72,628
                    Thereafter               2,914,594
                                          ------------
                    Total                 $  3,236,416
                                          ============

Management believes that the carrying value of its long-term debt approximates fair value in accordance with SFA 107.

NOTE 9 - NOTES PAYABLE
     A. Note payable dated, August 27, 1999, related to the purchase of B & B Fuels facility and equipment. The total principal of the Note was $145,000. The Note is payable in the monthly amount of principal and interest of $1,721.18 with an interest rate of 7.5% per annum. The initial payment was made on September 27, 1999, and continues monthly until August 27, 2009, which is the final payment. The Note is secured by a mortgage granted by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horicon Avenue, Town of Warrensburg, Warren County, New York. The balance due on this Note at September 30, 2005 was $ 69,908.

     B. The following notes are all collateralized by the equipment and/or furniture purchased. The capitalized leases payable are lease/purchase agreements with a small purchase price at the end of the lease:

                                                      Interest Rate at                           Outstanding Debt
                                                     September 30, 2005        Maturities          At 9/30/2005
                                                     ------------------        ----------          ------------
          Notes Payable - Collateralized

          By Trucks and Vans                           2.90 - 12.506%       10/20/05-8/10/06       $     12,447

          Capital Leases Payable - Collateralized
          by Trucks, Vans and Oil Tanks                4.075 - 9.498%       12/8/06-4/5/10              873,964

          Notes and Capital Leases Payable -
          Collateralized by Office and Computer
          Equipment                                   10.995 - 16.196%      12/15/06-7/19/07             19,688
                                                                                                   ------------
                                                                                                   $    906,099
                                                                                                   ============

Maturities on the Notes Payable at September 30, 2005 are as follows:

                For the 12 Months          Principal
                Ending September 30,         Amount
                --------------------         ------
                    2006                  $    265,868
                    2007                       247,200
                    2008                       231,865
                    2009                       141,849
                    2010                        19,317
                                          ------------
                    Total                 $    906,099
                                          ============

NOTE 10 - CONVERTIBLE DEBENTURES
On July 12, 2005, the Company consummated a financing in the amount of $2.5 million. Under such financing the Company sold debentures evidenced by a Variable Rate Convertible Debenture (the "Convertible Debentures"). The Convertible Debentures have a term of two years from the date of issuance, subject to the occurrence of an event of default, with interest payable at the rate per annum equal to LIBOR for the applicable interest period, plus 4% payable on a quarterly basis. The Debentures may be converted at the option of the selling security holders into shares of our common stock at a conversion price of $6.50 per share. In addition, the security holders received five year warrants to purchase 192,308 of common stock at an exercise price of $7.15 per share. The Company has an optional redemption right (which right shall be mandatory upon the occurrence of an event of default) to repurchase all of the Convertible Debentures for 125% of the face amount of the Convertible Debentures plus all accrued and outstanding interest and expenses, as well as a right to repurchase all of the Convertible Debentures in the event of the consummation of a new financing in which the Company sells securities at a purchase price that is below the $6.50 conversion price.

The Company also granted to the security holders who acquired the Convertible Debentures an additional investment right (the "Additional Investment Right"), for a period of eighteen months from the date the resale prospectus is declared effective, to purchase units consisting of convertible debentures in the aggregate amount of up to $15,000,000 (the "Additional Debentures") and common stock purchase warrants equal to 50% of the face amount of such Additional Debentures (the "Additional Warrants"). The conversion price of the Additional Debentures shall be $6.50 per share of common stock with respect to the first $5,000,000 of Additional Debentures purchased, $7.50 per share of common stock for the second $5,000,000 of Additional Debentures purchased and 80% of the average weighted price of our common stock during the 20 trading days immediately prior to the holders' election to purchase the third $5,000,000 of Additional Debentures. The Additional Warrants shall have a five-year term and an exercise price of 110% of the conversion price. In the event of the occurrence of a default with respect to the Additional Debentures, the Company shall have identical redemption rights to those described in the immediately preceding paragraph. Moreover, the Company shall have the right to cause the security holders who originally acquired the Convertible Debentures, on a pro rata basis, based on the percentage of their purchase of Convertible Debentures, to exercise their Additional Investment Right; however, each such selling security holder may refuse to exercise their respective purchase right, but in such event, would waive its right to purchase the Additional Debentures.

NOTE 11- COMMITMENTS AND CONTINGENCIES
Able Oil Company is under contract to purchase #2 oil as follows:

                                                                   GALLONS OPEN     OPEN DOLLAR
                                                                    COMMITMENT      COMMITMENT
          COMPANY              PERIOD          TOTAL GALLONS        AT 6/30/04      AT 6/30/04
          -------              ------          -------------        ----------      ----------
Petrocom                   10/1/05-3/31/06           252,000             252,000      $   413,910
Conectiv Energy            11/1/05-2/28/06           168,000             168,000          257,754
Petrocom                   10/1/05-4/30/06           294,000             294,000          430,962
Center Oil                 10/1/05-4/30/06           588,000             588,000          930,829
Gulf Oil                   11/1/05-2/28/06           168,000             168,000          251,454
Petrocom                   10/1/05-4/30/06           588,000             588,000        1,057,434
Petrocom                   10/1/05-4/30/06           294,000             294,000          571,696
Petrocom                   10/1/05-4/30/06           294,000             294,000          636,510
Petrocom                   10/1/05-4/30/06           294,000             294,000          564,316
Gulf Oil                   10/1/05-4/30/06           294,000             294,000          577,689
                                                   ---------           ---------      -----------
Total                                              3,234,000           3,234,000      $ 5,692,554
                                                   ---------           ---------      -----------

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

Related to its purchase of the property on Route 46, Rockaway, New Jersey the Company commenced an investigation and remediation of the property and any hazardous substances emanating from the property in order to obtain a No Further Action letter from the New Jersey Department of Environmental Protection (NJDEP). The Company is pursuing recovery of all costs and damages related thereto in the lawsuit by the seller against a former tenant on the purchased property. The Company has assumed all responsibility and direction for the lawsuit, subject to the sharing of any recoveries from the lawsuit with the seller, 50-50 after first $397,500 has been satified. In exchange the Company will receive a reduction of the outstanding mortgage in order to compensate for related costs up to $250,000. A settlement has been reached by the Company with regard to the lawsuit. The settlement provides for a lump sum payment of $397,500 from the defendants to the Company. In return, the defendants receive a release and indemnification from the Company. Pursuant to the original agreement, the seller receives 50% of the settlement amount, net of attorney fees.

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

Following an explosion and fire that occurred at the Company's Facility in Newton, NJ on March 14, 2003, and through the subsequent clean up efforts, the Company has cooperated fully with all local, state and federal agencies in their investigations into the cause of this accident.

All violation charges with the New Jersey Department of Community Affairs and OSHA have been settled and paid.

The Sussex County, New Jersey, Prosecutor's Office is conducting an investigation as a result of the March 14, 2003 explosion and fire. At a hearing on July 27, 2005, the President and former CFO pleaded guilty and received community service. The Company will pay a fine of $20,000 as a result of sentencing which occurred on October 6, 2005 .

A lawsuit (known as Hicks vs. Able Energy, Inc.) has been filed against the Company by property owners who allegedly suffered property damages as a result of the March 14, 2003 explosion and fire. The Company's insurance carrier is defending as related to compensatory damages. Legal counsel is defending on the punitive damage claim. On June 13, 2005, the Court granted a motion certifying a plaintiff class action which is defined as "All Persons and Entities that on and after March 14, 2003, residing within a 1,000 yard radius of Able Oil Company's fuel depot facility and were damaged as a result of the March 14, 2003 explosion". The claim is limited to economic loss and claims for personal injury have been specifically excluded from the Class Certification. The insurer has settled approximately 2190 claims against the Company. The Company believes that the Class Claims for compensatory damages is within the available limits of its insurance.

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

As a result of the March 14, 2003 explosion and fire, various claims for property damage have been submitted to the Company's insurance carrier. These claims are presently being handled and, in many cases, settled by the insurance carrier's adjuster. There were 227 claims being handled of which 219 have been handled and adjusted with reserves for losses established as deemed appropriate by the insurance carrier.

Two lawsuits have been filed by homeowners in Newton, New Jersey who allegedly suffered property damages as a result of the March 14, 2003 explosion and fire. The Company's insurance carrier is defending as related to the property damage claims. As to Punitive Damages, one case is being defended by an outside attorney and one by the insurance carrier. It appears that compensatory damage claims are within the available limits of insurance. As a result of the March 14, 2003 fire at the Newton, New Jersey, terminal, a subsidiary of the Company entered a guilty plea in July 2005 to one count of negligently damaging property, a fourth-degree crime in New Jersey. In connection with the plea agreement, the Company will pay a fine of $20,000, and its guilty plea cannot be used against the company in any civil lawsuits.

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
The Company in the normal course of business has been involved in lawsuits. Current suits are being defended by the insurance carrier and should be covered by insurance and legal counsel is defending on punitive damage claims as noted above.

NOTE 12 - RELATED PARTY TRANSACTIONS
The following officers of this Company own stock in the subsidiary, PriceEnergy.Com, Inc., which they incorporated in November 1999:

                Former Chief Executive Officer          23.5%
                President                                3.6%
                Chief Operating Officer                  2.3%

No capital contributions have been made by these officers (See Notes 1 and 7).

The Company has entered into a consulting agreement with its former Chief Executive Officer ("CEO") on February 16, 2005 (see note 20). The agreement is for two years and provides for annual fees of $60,000 to be paid in monthly installments. In addition the former CEO received options to purchase 100,000 shares of the Company's common stock at $4.00 per share. The options were exercised on July 7, 2005, at which time the closing price was $16.89. The former CEO was paid $15,000 related to this agreement during the period ended September 30, 2005.

On February 22, 2005, the Company borrowed the sum of $500,000 from Able Income Fund, LLC ("Able Income"). The loan was evidenced by a promissory note (the "Note") issued by the Company to the order of Able Income in the principal amount of $500,000 bearing interest at the rate of 14% per annum payable interest only in the amount of $5,833.33 per month with the principal balance and any accrued unpaid interest due and payable on May 22, 2005. The Note was secured by a mortgage on property located in Warrensburg Industrial Park, Warrensburg, New York, owned by Able Energy New York, Inc., a wholly owned subsidiary of the Company. One of the owners of Able Income is Timothy Harrington, the former Chief Executive Officer of the Company. The maturity date of the Note was extended to August 22, 2005.

Able Income subsequently agreed to surrender the Note as of September 30, 2005, in exchange for 57,604 shares of the Company's common stock, $.001 par value. The number of shares exchanged was determined by dividing the principal balance of the Note, together with all accrued and unpaid interest thereon as of September 30, 2005, by $8.68, representing a 20% discount off the average closing price of the Company's stock as listed on the Nasdaq SmallCap Market for the period from October 3, 2005 through October 14, 2005. The shares were offered only to Able Income in connection with the surrender of the Note and, thus, were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as not being a part of any public offering.

The Company entered into a Stock Purchase Agreement in June 2005 ("Purchase Agreement") with all of the shareholders (the "Sellers") of All American Plazas, Inc. ("All American") in connection with the Company's acquisition of All American. The transaction is expected to be consummated in November 2005, upon receipt of the required approval by our stockholders. All American currently owns approximately 40% of the Company's outstanding shares. The Company's CEO, Chairman and General Counsel, Gregory D. Frost, formerly served as a director and the General Counsel of All American until his resignation on March 31, 2005, and the Company's Vice President Business Development, Frank Nocito, is Vice President of All American. In addition, one of the Company's directors, Stephen Chalk, performs certain paid consulting services in the area of real estate development for All American. At the closing, the Company will deliver to the Sellers 11,666,667 shares of our restricted common stock, par value $.001 per share, at $3.00 per share for an aggregate purchase price of $35,000,000. In addition, at the closing, the Company will deliver to certain of the Sellers a number of shares of its restricted common stock equal to the number of shares of its common stock owned by All American as of the closing date.

All American recently consummated a financing that, if the acquisition of All American is consummated, will impact the Company. Pursuant to the terms of the Securities Purchase Agreement dated June 1, 2005 (the "Agreement") between All American and certain purchasers, the purchasers loaned All American an aggregate of $5,000,000, evidenced by Secured Debentures also dated June 1, 2005 (the "Debentures").

NOTE 12 - RELATED PARTY TRANSACTIONS (CONTINUED)
If the Company consummates the acquisition of All American, upon such consummation, the Company will assume the obligations of All American under the Agreement, the Debentures and the AIR Agreement through the execution of a Securities Assumption, Amendment and Issuance Agreement, Registration Rights Agreement, Common Stock Purchase Warrant Agreement and Variable Rate Secured Convertible Debenture Agreement, each between the Purchasers and the Company.

On July 27, 2005, the Company made a loan in the amount of $1,730,000 to All American, and All American executed and delivered a Promissory Note for the full amount of the loan in favor of the Company (see note 5).

In connection with two loans entered into by the company in May 2005 (see note
4), fees in the amount of $167,500 were paid to Unison Capital Corporation, a company in which a vice president of the Company has a related interest. This individual also has a related party interest to All American, the Company's largest shareholder.

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

NOTE 13 - BUSINESS SEGMENT INFORMATION
The Company sells several types of products and provides services. Following are revenues by product groups and services:

                                            CONTINUING OPERATIONS QUARTER ENDED
                                                       SEPTEMBER 30,
                                           -------------------------------------
                                                2005                  2004
                                           -----------------   -----------------

        Home Heating Oil #2                $      5,108 746    $      1,842,254
        Commercial Oil #2                         1,689,717           1,557,659
        Gasoline, Diesel Fuel, Kerosene,
             Propane & Lubricants                 5,610,500           4,127,047
        Equipment Sales & Services                  254,386             285,329
        Installation Repairs & Services             468,064             409,556
                                           -----------------   -----------------

        Net Sales                          $     13,131,413    $      8,221,845
                                           =================   =================

NOTE 14 - RECENTLY ISSUED ACCOUNTING STANDARDS
SHARE-BASED PAYMENT
In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." Statement 123(R) supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Statement is effective for fiscal years beginning after June 15, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:
        A. "Modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

        B. "Modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

NOTE 14 - RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)
The Company adopted Statement 123(R) on July 1, 2005 using the modified prospective method. The impact of this Statement was immaterial to our consolidated financial statements.

NOTE 21 SUBSEQUENT EVENTS
On March 1, 2005, the Company entered into an amendment (the "Agreement") to an existing consultant agreement with Summitt Ventures, Inc. ("Summitt"). The value of the consideration contemplated to be rendered by Summitt to the Company under the Agreement was approximately $71,000, and the Company issued 142,857 shares of the Company's common stock (the "Shares"), valued at $0.50 per share, as payment. The Shares at the time of issue were unregistered, restricted shares of the Company and not subject to any registration requirement. The shares were offered only to Summitt in connection with the Agreement and, thus, were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as not being a part of any public offering. The Shares are not convertible into any other class or series of equity of the Company. No proceeds were received by the Company at the time of issuance of the Shares and no proceeds have been received by the Company on account of the Agreement. On September 22, 2005, the Company terminated the Agreement with Summitt, with cause, and on October 13, 2005, the Company notified Summitt that it was canceling the certificate evidencing the Shares on the grounds that, among other things, Summitt induced the Company to enter into the Agreement through misrepresentation.

On October 13, 2005, the Company received a letter from the Nasdaq Listing Qualifications Staff ("Nasdaq"), notifying the Company that it was not in compliance with Marketplace Rule 4310(c)(2)(B)(ii) (the "Rule"). The Rule requires the Company to have a minimum $35 million in market value of listed securities, or $2.5 million in shareholders' equity or $500,000 in net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. Nasdaq informed the Company that it would be provided 30 calendar days, or until November 14, 2005, to regain compliance with the Rule.

The Company must demonstrate compliance with the Rule by November 14, 2005 by either:

          o showing aggregate market value of its common stock in excess of $35 million for a minimum of 10consecutive business days, or

          o increasing its shareholders' equity to an amount which exceeds $2.5 million.

If the Company has met either one of the criteria above at any time before November 14, 2005, Nasdaq will determine if the Company has regained compliance.

The shareholders' equity reported in this Quarterly Report on Form 10-Q is $2,562,617, which exceeds the $2.5 million required under the Rule. The Company's Audit Committee believes that the Company is now in compliance with the Rule and will likely maintain compliance with the Rule.

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

        OVERVIEW

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

        CRITICAL ACCOUNTING POLICIES

        Our accounting policies are described in Note 2 of the condensed consolidated financial statements included in this Report on Form 10-Q for the quarter ended September 30, 2005. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        We consider the following policy to be the most critical in understanding the judgments involved in preparing the financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

        RESULTS OF OPERATIONS

        The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in our Condensed Consolidated Statements of Operations.

                                                                                                   PERIOD-TO-
                                                                                                   ----------
                                                               % FOR THREE MONTHS ENDED              PERIOD
                                                         -------------------------------------       ------
                                                          SEPTEMBER 30,        SEPTEMBER 30,        % CHANGES
                                                              2005                 2004           2005 VS. 2004
                                                         ----------------     ----------------    -------------
        Net sales                                            100.0%               100.0%              59.7%
        Cost of sales                                         93.0                 92.6               60.4
                                                         ----------------     ----------------
        Gross profit                                           7.0                  7.4               50.8
                                                         ----------------     ----------------
        Selling, general and administrative expenses          11.4                 13.4               36.0
        Depreciation and Amortization Expense                  2.2                  3.6               (0.8)
                                                         ----------------     ----------------
        Loss from operations                                  (6.6)                (9.6)              10.7
        Interest and Other Income                              0.4                  0.6               (9.6)
        Interest Expense                                      (1.3)                (0.9)              118.3
        Loss on sale of assets                                  -                  (0.4)                *
        Legal Fees Relating to Accident                       (0.5)                (0.3)              182.8
                                                         ----------------     ----------------
        Loss before income tax provision                      (8.1)               (10.6)              21.8
        Income tax provision                                  (0.0)                (0.0)                *
                                                         ----------------     ----------------
        Net loss                                              (8.1)               (10.6)              21.8
                                                         ----------------     ----------------

        * Not meaningful

        THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

        Revenue for the three months ended September 30, 2005 increased approximately $4.9 million or 59.7% over the three months ended September 30, 2004. This increase can be attributed primarily to the pass-through of fuel oil costs to customers and a total increase of liquid fuel product sales of approximately 9.3% offset by the impact of marketing changes in the way the Company sells to its discount customers.

        Gross profit margins for the three months ended September 30, 2005 decreased to 7.0% from 7.4% for the three months ended September 30, 2004. The decrease in margin was the result of the dramatically rising product costs during the period. Retail pricing was adjusted as necessary to cover most of the increases while continuing to maintain the Company's competitive position in the marketplace. Gross profit margin was also affected by a strong increase in sales of our PriceEnergy subsidiary in our present market area. Selling, general and administrative expenses for the three months ended September 30, 2005 increased by approximately $397,000 or 36.0% compared to the three months ended September 30, 2004. The

        Company attributes this increase primarily to an increase in professional fees of approximately $175,000 related to general corporate matters including SEC filings and potential acquisitions, an increase in payroll related to the addition of key management positions of approximately $122,000, and an increase in credit card processing fees of approximately $90,000 which relates partly to the increase in revenue and the shift of customer payment methods to more credit card based payment.

        Depreciation and amortization expense remained relatively flat for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

        Other income (expenses) increased to a net expense of $185,978 in the three months ended September 30, 2005 from $80,355 in the three months ended September 30, 2004. The increase of approximately $106,000 is primarily related to an increase in interest expense of approximately $92,000 related to debt financing and interest on convertible debentures entered into during July 2005.

        Operating loss for the three months ended September 30, 2005 was $874,186 compared to $790,031 for the three months ended September 30, 2004. The net increase in the operating loss for the period was directly related to an increase in selling, general and administrative expenses partially offset by an overall improvement in gross margin dollars.

        Our effective tax rate for the three months ended September 30, 2005 and the three months ended September 30, 2004 is negligible. The difference in the Company's effective tax rate from the federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets.

        Net loss for the three months ended September 30, 2005 was $1.1 million compared to $872,626 for the three months ended September 30, 2004. The net increase directly related to an increase in selling, general and administrative expenses and the increase in interest expense, partially offset by an overall improvement in gross margin dollars.

        LIQUIDITY AND CAPITAL RESOURCES

        To date, our principal sources of working capital have been the proceeds from public and private placements of securities and notes payable. Since our inception, sales of securities, including the proceeds from the exercise of outstanding options and warrants, have generated approximately $8.1 million less applicable expenses.

        We had working capital of approximately $2.5 million at September 30, 2005 compared to a working capital deficit of approximately $(320,000) at June 30, 2005 and ratios of current assets to current liabilities of 1.25:1 as of September 30, 2005 and .95:1 as of June 30, 2005. The working capital increase of approximately $2.8 was primarily due to issuance of convertible debentures of $2.5 million, the sale of common stock through the exercise of outstanding options and warrants of approximately $0.8 million, and the conversion of note payable into equity of $0.5 million. This increase was partially offset by a net loss of approximately $1.1.

        In May 2005 we entered into a $1,750,000 line of credit agreement with Entrepreneurs Growth Capital, LLC. The line is collateralized by accounts receivable and inventories. Outstanding balances under the loan bear interest at an annual rate equal to the Citibank's prime rate plus 4%. As of September 30, 2005 approximately $1.1 million was outstanding and $684,000 was available under this credit line.

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

        MATERIAL COMMITMENTS

        The following schedule summarizes our contractual cost obligations as of September 30, 2005 in the periods indicated.

        -------------------------------- ---------------------------------------------------------------------------
                                                                   Payments Due by Period
                                         ---------------------------------------------------------------------------
                  Contractual                               Less than                                   More than
                  Obligations                Total            1 year        1-3 years     3-5 years      5 years
        -------------------------------- --------------- ---------------- -------------- ------------ --------------
        Long-Term Debt                     $  4,391,000      $ 1,155,000    $   162,000    $ 159,000    $ 2,915,000
        -------------------------------- --------------- ---------------- -------------- ------------ --------------
        Capital Lease Obligations               888,000          250,000        619,000       19,000              -
        -------------------------------- --------------- ---------------- -------------- ------------ --------------
        Operating Leases                         89,000           89,000              -            -              -
        -------------------------------- --------------- ---------------- -------------- ------------ --------------
        Unconditional Purchase
        Obligations                           5,693,000        5,693,000              -            -              -
        -------------------------------- --------------- ---------------- -------------- ------------ --------------
        Other Long-Term Obligations           2,500,000                -      2,500,000            -              -
        -------------------------------- --------------- ---------------- -------------- ------------ --------------
        Total Contractual Cash
        Obligations                        $ 13,561,000      $ 7,187,000    $ 3,281,000    $ 178,000    $ 2,915,000
        -------------------------------- --------------- ---------------- -------------- ------------ --------------

        Excluded from the table above is estimated interest payments on long-long term debt and capital lease obligations of approximately $369,000, $766,000, $368,000 and $1,987,000 for the periods less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively.

        SEASONALITY

        The Company's business is directly related to the heating needs of its customers. Accordingly, the weather can have a material effect on the Company's sales in any particular year. Generally, however, the temperatures in the past thirty years have been relatively stable, and as a result, have not had a significant impact on the Company's performance, except on a short-term basis. In the years 1997 and 2001, "El Nino" caused two of the warmest winters on record, which impacted home heating oil sales during the 1997-1998 and 2001-2002 winter seasons. The winter of 2004-2005 recorded temperatures for the season, which were normal for New Jersey, the Company's primary delivery area..

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

        Able Energy NY's propane operation can experience up to 80% decrease in heating related propane sales during the months of April to September, which is offset somewhat by an increase of pool heating and cooking fuel.

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

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. All of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At September 30, 2005, the Company had approximately $6.7 million of outstanding long-term debt and convertible debentures. Although the Company's assets included approximately $4.7 million in cash and cash equivalents, the market rate risk associated with changing interest rates in the United States is not material.

        ITEM 4. CONTROLS AND PROCEDURES

        An evaluation was performed under the supervision and with the participation of the Company's management, including the acting chief executive officer ("Acting CEO") (who ceased performing the duties of Acting CEO on October 13, 2005) and chief financial officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Acting CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005.

        There were no significant changes in the Company's internal control over financial reporting in the first fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS

        As a result of the March 14, 2003 fire at the Newton, New Jersey, terminal, a subsidiary of the Company entered a guilty plea in July 2005 to one count of negligently damaging property, a fourth-degree crime in New Jersey. In connection with the plea agreement, the Company will pay a fine of $20,000, and its guilty plea cannot be used against the Company in any civil lawsuits. In addition, Christopher P. Westad, the Company's President, entered into a pre-trial intervention agreement, conditioned upon 250 hours of community service over a two-year period, which he is currently performing.

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

        ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        (a)     1.      On July 12, 2005, the Company consummated a financing
                        with certain purchasers identified in the Securities
                        Purchase Agreement dated as of July 12, 2005
                        (collectively the "Purchasers"), in a
                        transaction permitted under section 4(2) of the Securities Act of 1933, in the amount of $2.5 Million
                        Dollars.

                        Pursuant to the terms of the Securities Purchase Agreement dated as of July 12, 2005 (the "Agreement") among Able Energy, Inc., and the Purchasers, the Purchasers purchased Debentures in the aggregate amount of $2.5 Million Dollars evidenced by a Variable Rate Convertible Debenture also dated July 12, 2005 (the "Debenture"). The Debentures shall be repaid within two years from the date of issuance, subject to the occurrence of an event of default, with interest payable at the rate per annum equal to LIBOR for the applicable interest period, plus 4% payable on a quarterly basis on April 1st, July 1st, October 1st and January 1st, beginning on the first such date after the date of issuance of the Debentures. The Debentures may be converted at the option of the Purchasers into shares of our common stock at a conversion price of $6.50 per share. In addition, the Purchasers shall have the right to receive five (5) year warrants to purchase 192,308 of common stock at an exercise price of $7.15 per share. Pursuant to the Agreement, we shall also have an optional redemption right (which right shall be mandatory upon the occurrence of an event of default) to repurchase all of the Debentures for 125% of the face amount of the Debentures plus all accrued and outstanding interest and expenses, as well as a right to repurchase all of the Debentures in the event of the consummation of a new financing in which we sell securities at a purchase price that is below the Conversion Price.

                        Pursuant to the Registration Rights Agreement among the parties, the Purchasers shall have demand registration rights with respect to all shares of our common stock obtained by them through the conversion of the Debentures. The Purchasers shall also have an additional investment right, for a period of nine months after the initial registration statement is filed by us with the Securities and Exchange Commission (the "SEC") is first declared effective by the SEC, to purchase units consisting of convertible debentures in the aggregate amount of up to $15,000,000 (the "Additional Debentures") and common stock purchase warrants equal to 50% of the face amount of such Additional Debentures (the "Additional Warrants"). The conversion price of the Additional Debentures shall be $6.50 per share of common stock with respect to the first $5,000,000 of Additional Debentures purchased, $7.50 per share of common stock for the second $5,000,000 of Additional Debentures purchased and 80% of the average weighted price of our common stock during the 20 trading days immediately prior to the Purchasers' election to purchase the third $5,000,000 of Additional Debentures. The Additional Warrants shall have a five-year term and an exercise price of 110% of the conversion price. In the event of the occurrence of a default with respect to the Additional Debentures, we shall have identical redemption rights to those described in the immediately preceding paragraph. Moreover, the Company shall have the right to cause the Purchasers' on a pro rata basis, based on the percentage of their purchase of Debentures, to exercise their Additional Investment Right; however, each Purchaser may refuse to exercise their respective purchase right, but in such event, the Purchaser waives its right to purchase the Additional Debentures. The Agreement provide that, commencing 90 days following the Effective Date (the date the initial registration statement is declared effective by the SEC), and ending on the 179th calendar day with regard to the first $5,000,000 in Additional Debentures, if the average weighted price of our stock for any 20 consecutive trading day period, during said period, exceeds $7.80 per share. We also have a similar right with regard to the second $5,000,000 if our stock during the period commencing 180 days, following the Effective Date through the 269th day, for any 20 consecutive trading day period, exceeds $9.00 per share and for the period 270 days following the Effective Date through the 360th calendar day, we have a similar right with regard to the third $5,000,000 tranche if our stock exceeds $10.20.

                2. On February 22, 2005, the Company borrowed the sum of $500,000 from Able Income Fund, LLC ("Able Income"). The loan was evidenced by a promissory note (the "Note") issued by the Company to the order of Able Income in the principal amount of $500,000 bearing interest at the rate of 14% per annum payable interest only in the amount of $5,833.33 per month with the principal balance and any accrued unpaid interest due and payable on May 22, 2005. The Note was secured by a mortgage on property located in Warrensburg Industrial Park, Warrensburg, New York, owned by Able Energy New York, Inc., a wholly owned subsidiary of the Company. One of the owners of Able Income is Timothy Harrington, the former Chief Executive Officer of the Company. The maturity date of the Note was extended to August 22, 2005.

                        Able Income subsequently agreed to surrender the Note as of September 30, 2005, in exchange for 57,604 shares of the Company's common stock, $.001 par value. The number of shares exchanged was determined by dividing the principal balance of the Note, together with all accrued and unpaid interest thereon as of September 30, 2005, by $8.68, representing a 20% discount off the average closing price of the Company's stock as listed on the Nasdaq SmallCap Market for the period from October 3, 2005 through October 14, 2005. The shares were offered only to Able Income in connection with the surrender of the Note and, thus, were exempt from registration under
                        Section 4(2) of the Securities Act of 1933, as amended, as not being a part of any public offering.

        (b)     Non-applicable

        (c)     None

        ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                None.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

        ITEM 5. OTHER INFORMATION

        (a)     1.      On March 1, 2005, the Company entered into an amendment
                        (the "Agreement") to an existing consultant agreement with Summitt Ventures, Inc. ("Summitt"). The value of the consideration contemplated to be rendered by Summitt to the Company under the Agreement was $71,428.50, and the Company issued 142,857 shares of the Company's common stock (the "Shares"), valued at $0.50 per share, as payment. The Shares at the time of issue were unregistered, restricted shares of the Company and not subject to any registration requirement. The shares were offered only to Summitt in connection with the Agreement and, thus, were exempt from registration under Section
                        4(2) of the Securities Act of 1933, as amended, as not being a part of any public offering. The Shares are not convertible into any other class or series of equity of the Company. No proceeds were received by the Company at the time of issuance of the Shares and no proceeds have been received by the Company on account of the Agreement. On September 22, 2005, the Company terminated the Agreement with Summitt, with cause, and on October
                        13, 2005, the Company notified Summitt that it was canceling the certificate evidencing the Shares on the grounds that, among other things, Summitt induced the Company to enter into the Agreement through misrepresentation.

                2. On October 13, 2005, the Company received a letter from the Nasdaq Listing Qualifications Staff ("Nasdaq"), notifying the Company that it was not in compliance with Marketplace Rule 4310(c)(2)(B)(ii) (the "Rule"). The Rule requires the Company to have a minimum $35 million in market value of listed securities, or $2.5 million in shareholders' equity or $500,000 in net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. Nasdaq informed the Company that it would be provided 30 calendar days, or until November 14, 2005, to regain compliance with the Rule.

                        The Company must demonstrate compliance with the Rule by November 14, 2005 by either:

                                o showing aggregate market value of its common stock in excess of $35 million for a minimum of 10 consecutive business days, or

                                o increasing its shareholders' equity to an amount which exceeds $2.5 million.

                        If the Company has met either one of the criteria above at any time before November 14, 2005, Nasdaq will determine if the Company has regained compliance.

                        The shareholders' equity reported in this Quarterly Report on Form 10-Q is $2,562,617, which exceeds the $2.5 million required under the Rule. The Company's Audit Committee believes that the Company is now in compliance with the Rule and will likely maintain compliance with the Rule.

        (b)     None.

        ITEM 6. EXHIBITS

        10.1 Securities Purchase Agreement dated as of July 12, 2005, between Able Energy, Inc., and the purchasers identified on the signature pages thereto (incorporated by reference to exhibit
                99.1 to the Able Energy, Inc., Current Report on Form 8-K filed July 15, 2005).

        10.2 Registration Rights Agreement dated as of July 12, 2005, between Able Energy, Inc., and the purchasers signatory thereto (incorporated by reference to exhibit 99.3 to the Able Energy, Inc., Current Report on Form 8-K filed July 15, 2005).

        10.3 Form of Variable Rate Convertible Debenture dated July 12, 2005 (incorporated by reference to exhibit 99.2 to the Able Energy, Inc., Current Report on Form 8-K filed July 15, 2005).

        10.4 Form of Common Stock Purchase Warrant (incorporated by reference to exhibit 99.4 to the Able Energy, Inc., Current Report on Form 8-K filed July 15, 2005).

        10.5 Promissory Note of All American Plazas, Inc., in favor of Able Energy, Inc., dated July 27, 2005.

        10.6 Letter of Intent between Able Energy, Inc., and PHS Group, Inc., dated September 8, 2005.

        10.7 Subscription Agreement between Able Income Fund LLC and Able Energy, Inc., dated as of September 30, 2005.

        31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).

        31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).

        32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Able Energy, Inc.




                                        By: /s/ Gregory D. Frost
                                           -------------------------------------
                                           Gregory D. Frost
                                           Chief Executive Officer, Chairman and
                                             General Counsel


                                        By: /s/ Steven M. Vella
                                           -------------------------------------
                                           Steven M. Vella
                                           Chief Financial Officer

October 19, 2005