Form 10-Q/A
period 2005-09-30
ABLE ENERGY INC
filed 2005-10-21
CIK 1065728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1
(Mark One)

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

As of October 20, 2005, 2,572,067 shares of common stock, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.


                                       ABLE ENERGY, INC. AND SUBSIDIARIES
                                                   FORM 10-Q/A

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


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 ABLE ENERGY, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS

                                               ASSETS

                                                                      SEPTEMBER 30,      JUNE 30,
                                                                          2005             2005
                                                                          ----             ----
                                                                      (UNAUDITED)
CURRENT ASSETS:
  Cash                                                               $   4,668,493    $   1,754,318
  Accounts Receivable (Less Allowance for Doubtful
     Accounts of $238,049 and $238,049, respectively                     3,109,808        2,876,900
  Inventory                                                              1,636,457          726,987
  Notes Receivable - Current Portion                                     1,791,143           57,826
  Other Receivable - Non-Compete - Current Portion                         225,000          225,000
  Other Receivables                                                         93,628           38,596
  Prepaid Expenses                                                         437,247          485,904
  Deferred Income Tax                                                       64,776           64,776
  Due from Officers and Employees                                          271,189                -
                                                                     -------------    -------------
      TOTAL CURRENT ASSETS                                              12,297,741        6,230,307
                                                                     -------------    -------------
PROPERTY AND EQUIPMENT:
  Land                                                                     479,346          479,346
  Buildings                                                                946,046          946,046
  Trucks                                                                 3,489,465        3,594,218
  Fuel Tanks                                                               826,442          824,738
  Machinery and Equipment                                                1,004,462          999,315
  Building Improvements                                                    899,132          790,424
  Cylinders                                                                338,015          295,476
  Office Furniture and Equipment                                           205,319          205,319
  Website Development Costs                                              2,390,589        2,390,589
                                                                     -------------    -------------
                                                                        10,578,816       10,525,471
  Less: Accumulated Depreciation and Amortization                        6,137,524        5,980,636
                                                                     -------------    -------------
      NET PROPERTY AND EQUIPMENT                                         4,441,292        4,544,835
                                                                     -------------    -------------

OTHER ASSETS:
  Deferred Income Taxes                                                     45,091           45,091
  Deposits                                                                  59,918           54,918
  Other Receivable - Non-Compete - Less Current Portion                    450,000          450,000
  Notes Receivable - Less Current Portion                                  646,118          649,435
  Customer List, Less Accumulated Amortization of  $188,122                422,728          422,728
  Development Costs - Franchising                                            6,893            9,191
  Deferred Closing Costs - Financing                                       439,287          348,055
  Prepaid Acquisition Costs                                                150,000                -
                                                                     -------------    -------------
       TOTAL OTHER ASSETS                                                2,220,035        1,979,418
                                                                     -------------    -------------
       TOTAL ASSETS                                                  $  18,959,068    $  12,754,560
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
                                                                     =============    =============


                     See accompanying notes to consolidated financial statements

                                     ABLE ENERGY, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   THREE MONTHS ENDED SEPTEMBER 30, 2005
                                                (unaudited)


                                                     COMMON STOCK
                                                    $.001 PAR VALUE
                                                    ---------------

                                                                                                 TOTAL
                                                                    PAID-IN     RETAINED      STOCKHOLDERS'
                                           SHARES      AMOUNT       SURPLUS     EARNINGS         EQUITY
                                           ------      ------       -------     --------         ------
Balance - July 1, 2005                   2,457,320    $ 2,457    $ 6,481,102   $(4,425,444)    $ 2,058,115

Option Exercise                            200,000        200      1,067,801             -       1,068,001

Note Conversion                             57,604         58        499,942             -         500,000

Net Loss                                         -          -              -    (1,063,499)     (1,063,499)
                                         ---------    -------    -----------   -----------     -----------
Balance - September 30, 2005             2,714,924    $ 2,715    $ 8,048,845   $(5,488,943)    $ 2,562,617
                                         =========    =======    ===========   ===========     ===========






                        See accompanying notes to consolidated financial statements

                                       ABLE ENERGY, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CASH FLOW
                                                  (unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                2005                2004
                                                                                ----                ----
Income (Loss) - Continuing Operations                                    $     (1,063,499)   $       (872,899)
   Adjustments to Reconcile Net Income (Loss) to Net Cash
    used by Operating Activities:
      Depreciation and Amortization                                               295,208             297,591
      Loss on Disposal of Equipment                                                     -              31,437
      (Increase) Decrease in:
         Accounts Receivable                                                     (232,908)           (279,867)
         Inventory                                                               (909,470)           (179,360)
         Prepaid Expenses                                                          48,657            (133,176)
         Prepaid Income Taxes                                                           -               2,063
         Deposits                                                                       -              34,097
         Miscellaneous                                                                  -                (689)
      Increase (Decrease) in:
         Accounts Payable                                                          77,426             312,487
         Accrued Expenses                                                         (35,773)             14,517
         Customer Advance Payments                                              3,623,199           1,028,247
         Customer Credit Balance                                                    1,144             390,807
         Deferred Income Taxes                                                      3,335               2,260
         Deferred Closing Costs                                                         -               1,813
         Deferred Income                                                                -              (2,333)
                                                                         ----------------    ----------------
           NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                     1,807,319             646,995
                                                                         ----------------    ----------------
CASH FLOW FROM INVESTING ACTIVITIES
-----------------------------------
   Purchase of Property and Equipment                                            (158,098)           (226,926)
   Receivable - Officer                                                          (167,500)                468
   Notes Receivable - Related Party                                            (1,730,000)                  -
   Prepaid Acquisition Costs                                                     (150,000)                  -
   Web Site Development Costs                                                           -             (12,693)
   Cash Received on Sale of Property                                                    -             226,499
   Disposition of Equipment                                                             -              10,687
   Other                                                                           13,619              68,695
                                                                         ----------------    ----------------
          NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                     (2,201,979)             66,730
                                                                         ----------------    ----------------
CASH FLOW FROM FINANCING ACTIVITIES
-----------------------------------
   Net barrowings under line of Credit                                             51,022                   -
   Decrease in Long-Term Debt                                                     (87,687)            (77,496)
   Increase in Long-Term Debt                                                     122,501              79,641
   Exercise of Options                                                            968,001                   -
   Sale of Convertible Debentures                                               2,500,000                   -
                                                                         ----------------    ----------------
          NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                      3,308,835               2,145
                                                                         ----------------    ----------------
NET (DECREASE) INCREASE IN CASH
Cash - Beginning of Year                                                        2,914,175             715,870
Cash - End of Period                                                            1,754,318           1,309,848
                                                                         ----------------    ----------------
                                                                         $      4,668,493    $      2,025,718
                                                                         ================    ================

The Company had Interest Cash Expenditures of:                           $        128,741    $         62,611
The Company had Tax Cash Expenditures of:                                $              -    $          4,749


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

On September 19, 2005 an officer of the Company exercised options to acquire 50,000 shares of the Company's common stock at a price of $6.68 per share. In connection with this exercise the officer entered into a one year $100,000 promissory note collateralized by the common stock of the Company and secured by the employees wages. The note is payable in monthly installments of interest only through the term of the note with principal due on the one year anniversary. Payment will begin in November 2005 at an interest rate equal to the prime rate.

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

The shareholders' equity reported in this Quarterly Report on Form 10-Q/A is $2,562,617, which exceeds the $2.5 million required under the Rule. The Company's Audit Committee believes that the Company is now in compliance with the Rule and will likely maintain compliance with the Rule.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Statements in this Quarterly Report on Form 10-Q/A concerning the Company's outlook or future economic performance, anticipated profitability, gross billings, expenses or other financial items, and statements concerning assumptions made or exceptions to any future events, conditions, performance or other matters are "forward looking statements," as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors that would cause actual results to differ materially from those stated in such statements. Such risks, and uncertainties and factors include, but are not limited to: (i) changes in external competitive market factors or trends in the Company's results of operation; (ii) unanticipated working capital or other cash requirements and (iii) changes in the Company's business strategy or an inability to execute its competitive factors that may prevent the Company from competing successfully in the marketplace.

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

        CRITICAL ACCOUNTING POLICIES

        Our accounting policies are described in Note 2 of the condensed consolidated financial statements included in this Report on Form 10-Q/A for the quarter ended September 30, 2005. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                        The shareholders' equity reported in this Quarterly Report on Form 10-Q/A is $2,562,617, which exceeds the $2.5 million required under the Rule. The Company's Audit Committee believes that the Company is now in compliance with the Rule and will likely maintain compliance with the Rule. In response to certain comments by Nasdaq, the Company is filing this Quarterly Report on Form 10-Q/A to clarify certain items relating to the calculation of the shareholders' equity.

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

        10.5 Promissory Note of All American Plazas, Inc., in favor of Able Energy, Inc., dated July 27, 2005. (incorporated by reference to
                Exhibit 10.5 to the the Able Energy, Inc., Current Report filed October 19, 2005)

        10.6 Letter of Intent between Able Energy, Inc., and PHS Group, Inc., dated September 8, 2005. (incorporated by reference to Exhibit 10.6 to the the Able Energy, Inc., Current Report filed October 19, 2005)

        10.7 Subscription Agreement between Able Income Fund LLC and Able Energy, Inc., dated as of September 30, 2005. (incorporated by reference to Exhibit 10.7 to the the Able Energy, Inc., Current Report filed October 19, 2005)

        31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).

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

October 21, 2005