Form 10-Q/A
period 2005-09-30
ABLE ENERGY INC
filed 2005-11-21
CIK 1065728

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 2
(Mark One)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

As of October 20, 2005, 2,572,067 shares of common stock, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.


================================================================================

                                EXPLANATORY NOTE

On November 14, 2005, the Company's Chief Financial Officer and Chief Executive Officer concluded that the Company's previously issued financial statements for the three-month period ended September 30, 2005, as filed with the Company's Quarterly Report on Form 10-Q and as amended by the Company's Amendment Number 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for such period, should no longer be relied upon because of an error in such financial statements.

The error relates to the allocation of proceeds from, and recognition of a beneficial conversion feature relating to, the convertible debentures and warrants sold by the Company in a private placement on July 12, 2005. The Company has corrected the error and has restated its consolidated financial statements for the three-month period ended September 30, 2005.

This Amendment Number 2 on Form 10-Q/A to the Company's Form 10-Q for the three-month period ended September 30, 2005 includes a restatement of the consolidated financial statements for such period.


                                               ABLE ENERGY, INC. AND SUBSIDIARIES
                                                          FORM 10-Q/A

                                            For the Quarter Ended September 30, 2005

                                                             INDEX


                                                                                                                       PAGE
                                                                                                                    ----------
PART I.   FINANCIAL INFORMATION

          Item 1.    Financial Statements

                     Consolidated Balance Sheets as of September 30, 2005 and June 30, 2005.......................       1

                     Consolidated Statements of Operations for the Three Months Ended September 30,
                           2005 and 2004..........................................................................       3

                     Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended
                           September 30, 2005.....................................................................       4

                     Consolidated Statements of Cash Flows for the Three Months Ended September 30
                            2005 and 2004.........................................................................       5

                     Notes to Financial Statements................................................................       6

          Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations........      14

          Item 3.    Quantitative and Qualitative Disclosures About Market Risk...................................      17

          Item 4.    Controls and Procedures......................................................................      17

PART II   OTHER INFORMATION

          Item 1.    Legal Proceedings............................................................................      18

          Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..................................      18

          Item 5.    Other Information............................................................................      19

          Item 6.    Exhibits.....................................................................................      20

SIGNATURES .......................................................................................................      21


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                    ABLE ENERGY, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS

                                                  ASSETS


                                                                       SEPTEMBER 30,         JUNE 30,
                                                                            2005              2005
                                                                       (As restated
                                                                       -- see Note 1)
                                                                      ----------------  -----------------
                                                                        (UNAUDITED)
CURRENT ASSETS:
     Cash                                                             $     4,668,493   $      1,754,318
     Accounts Receivable (Less Allowance for Doubtful
       Accounts of $238,049 and $238,049, respectively                      3,109,808          2,876,900
     Inventory                                                              1,636,457            726,987
     Notes Receivable - Current Portion                                     1,791,143             57,826
     Other Receivable - Non-Compete - Current Portion                         225,000            225,000
     Other Receivables                                                         93,628             38,596
     Prepaid Expenses                                                         437,247            485,904
     Deferred Income Tax                                                       64,776             64,776
     Due from Officers and Employees                                          271,189                  -
                                                                      ----------------  -----------------
         TOTAL CURRENT ASSETS                                              12,297,741          6,230,307
                                                                      ----------------  -----------------

PROPERTY AND EQUIPMENT:
     Land                                                                     479,346            479,346
     Buildings                                                                946,046            946,046
     Trucks                                                                 3,489,465          3,594,218
     Fuel Tanks                                                               826,442            824,738
     Machinery and Equipment                                                1,004,462            999,315
     Building Improvements                                                    899,132            790,424
     Cylinders                                                                338,015            295,476
     Office Furniture and Equipment                                           205,319            205,319
     Website Development Costs                                              2,390,589          2,390,589
                                                                      ----------------  -----------------
                                                                           10,578,816         10,525,471
     Less: Accumulated Depreciation and Amortization                        6,137,524          5,980,636
                                                                      ----------------  -----------------
         NET PROPERTY AND EQUIPMENT                                         4,441,292          4,544,835
                                                                      ----------------  -----------------

OTHER ASSETS:
     Deferred Income Taxes                                                     45,091             45,091
     Deposits                                                                  59,918             54,918
     Other Receivable - Non-Compete - Less Current Portion                    450,000            450,000
     Notes Receivable - Less Current Portion                                  646,118            649,435
     Customer List, Less Accumulated Amortization of $188,122                 422,728            422,728
     Development Costs - Franchising                                            6,893              9,191
     Deferred Closing Costs - Financing                                       439,287            348,055
     Discount on Debt                                                       2,221,467                  -
     Prepaid Acquisition Costs                                                150,000                  -
                                                                      ----------------  -----------------
               TOTAL OTHER ASSETS                                           4,441,502          1,979,418
                                                                      ----------------  -----------------
         TOTAL ASSETS                                                 $    21,180,535   $     12,754,560
                                                                      ================  =================


                        See accompanying notes to consolidated financial statements


                                                 ABLE ENERGY, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                 LIABILITIES & STOCKHOLDERS' EQUITY


                                                                                                   SEPTEMBER 30,        JUNE 30,
                                                                                                      2005               2005
                                                                                                  (As restated
                                                                                                  -- see Note 1)
                                                                                                 ----------------  -----------------
                                                                                                   (UNAUDITED)
CURRENT LIABILITIES:
     Accounts Payable                                                                            $     1,941,267   $      1,863,841
     Note Payable - Line of Credit                                                                     1,066,490          1,015,468
     Note Payable - Other                                                                                      -            432,660
     Current Portion of Long-Term Debt                                                                   338,420            338,212
     Accrued Expenses                                                                                    356,512            184,097
     Accrued Taxes                                                                                        39,500            112,064
     Employee Income Tax Withheld                                                                         11,000            146,624
     Customer Pre-Purchase Payments                                                                    5,849,854          2,226,655
     Customer Credit Balances                                                                            231,873            230,729
                                                                                                 ----------------  -----------------
         TOTAL CURRENT LIABILITIES                                                                     9,834,916          6,550,350

     Convertible Debentures                                                                            2,500,000
     Deferred Income                                                                                      79,679             79,679
     Deferred Income Taxes                                                                               107,852            104,517
     Long Term Debt: less current portion                                                              3,874,004          3,961,899
                                                                                                 ----------------  -----------------
         TOTAL LIABILITIES                                                                            16,396,451         10,696,445

STOCKHOLDERS' EQUITY:
     Preferred Stock
     Authorized 10,000,000 Shares Par Value $.001 per share Issued - None
     Common Stock
      Authorized 10,000,000 Par Value $.001 per share Issued and Outstanding Shares 2,714,924
       and 2,457,320, respectively                                                                         2,715              2,457
     Paid in Surplus                                                                                  10,548,845          6,481,102
     Retained Earnings (Deficit)                                                                      (5,767,476)        (4,425,444)
                                                                                                 ----------------  -----------------
         TOTAL STOCKHOLDERS' EQUITY                                                                    4,784,084          2,058,115
                                                                                                 ----------------  -----------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $    21,180,535   $     12,754,560
                                                                                                 ================  =================


                                     See accompanying notes to consolidated financial statements


                                                 ABLE ENERGY, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                             (unaudited)


                                                                                                     THREE MONTHS SEPTEMBER 30,
                                                                                                      2005                2004
                                                                                                 (As restated
                                                                                                 -- see Note 1)
                                                                                                -----------------  -----------------
NET SALES                                                                                       $     13,131,413   $      8,221,845

COST OF SALES                                                                                         12,208,244          7,609,858
                                                                                                -----------------  -----------------

   GROSS PROFIT                                                                                          923,169            611,987
                                                                                                -----------------  -----------------

EXPENSES
   Selling, General and Administrative Expenses                                                        1,502,147          1,104,700
   Depreciation and Amortization Expense                                                                 295,208            297,591
                                                                                                -----------------  -----------------
       TOTAL EXPENSES                                                                                  1,797,355          1,402,291
                                                                                                -----------------  -----------------

LOSS FROM OPERATIONS                                                                                    (874,186)          (790,304)
                                                                                                -----------------  -----------------

OTHER INCOME (EXPENSES):
   Interest and Other Income                                                                              45,986             50,876
   Interest Expense                                                                                     (169,891)           (77,824)
   Amortization of Discount on Debt                                                                     (278,533)                 -
   Loss on Sale of Assets                                                                                      -            (31,437)
   Legal Fees Relating to Accident                                                                       (62,073)           (21,950)
                                                                                                -----------------  -----------------
       TOTAL OTHER INCOME (EXPENSES)                                                                    (464,511)           (80,335)
                                                                                                -----------------  -----------------

   LOSS BEFORE PROVISION FOR INCOME TAXES                                                             (1,338,697)          (870,639)

PROVISION FOR INCOME TAXES                                                                                 3,335              2,260
                                                                                                -----------------  -----------------

     NET LOSS                                                                                   $     (1,342,032)  $       (872,899)
                                                                                                =================  =================

BASIC AND DILUTED PER COMMON SHARE
   WEIGHTED AVERAGE SHARES OUTSTANDING                                                                 2,285,756          2,013,250
                                                                                                =================  =================
   BASIC AND DILUTED LOSS PER SHARE                                                             $           (.59)  $           (.43)
                                                                                                =================  =================


                                     See accompanying notes to consolidated financial statements


                                               ABLE ENERGY, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                              THREE MONTHS ENDED SEPTEMBER 30, 2005
                                                   (As restated -- see Note 1)
                                                           (unaudited)


                                                          COMMON STOCK
                                                         $.001 PAR VALUE


                                                                                                                     TOTAL
                                                                                 PAID-IN          RETAINED       STOCKHOLDERS'
                                                SHARES           AMOUNT          SURPLUS          EARNINGS          EQUITY
                                            ---------------  --------------   --------------   --------------   ---------------
Balance - July 1, 2005                           2,457,320   $       2,457    $   6,481,102    $  (4,425,444)   $     2,058,115

Warrant Issuance                                         -               -          900,000               --            900,000
Beneficial Conversion Feature of
    Convertible Debt                                     -               -        1,600,000               --          1,600,000
Option Exercise                                    200,000             200        1,067,801               --          1,068,001
Note Conversion                                     57,604              58          499,942               --            500,000
Net Loss                                                 -               -                -       (1,342,032)        (1,342,032)
                                            ---------------  --------------   --------------   --------------   ---------------
Balance - September 30, 2005                     2,714,924   $       2,715    $  10,548,845    $  (5,767,476)   $     4,784,084
                                            ===============  ==============   ==============   ==============   ================


                                   See accompanying notes to consolidated financial statements


                                                 ABLE ENERGY, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENT OF CASH FLOW
                                                             (unaudited)


                                                                                                         THREE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                 -----------------------------------
                                                                                                       2005              2004
                                                                                                  (As restated
                                                                                                  - see Note 1)
                                                                                                 ----------------  -----------------
Income (Loss) - Continuing Operations                                                            $    (1,342,032)  $       (872,899)
   Adjustments to Reconcile Net Income (Loss) to Net Cash
     used by Operating Activities:
     Depreciation and Amortization                                                                       295,208            297,591
     Amortization of Discount on Debt                                                                    278,533                  -
     Loss on Disposal of Equipment                                                                             -             31,437
     (Increase) Decrease in:
       Accounts Receivable                                                                              (232,908)          (279,867)
       Inventory                                                                                        (909,470)          (179,360)
       Prepaid Expenses                                                                                   48,657           (133,176)
       Prepaid Income Taxes                                                                                    -              2,063
       Deposits                                                                                                -             34,097
       Miscellaneous                                                                                           -               (689)
     Increase (Decrease) in:
       Accounts Payable                                                                                   77,426            312,487
       Accrued Expenses                                                                                  (35,773)            14,517
       Customer Advance Payments                                                                       3,623,199          1,028,247
       Customer Credit Balance                                                                             1,144            390,807
       Deferred Income Taxes                                                                               3,335              2,260
       Deferred Closing Costs                                                                                  -              1,813
       Deferred Income                                                                                         -             (2,333)
                                                                                                 ----------------  -----------------
         NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                              1,807,319            646,995
                                                                                                 ----------------  -----------------

CASH FLOW FROM INVESTING ACTIVITIES
-----------------------------------
   Purchase of Property and Equipment                                                                   (158,098)          (226,926)
   Receivable - Officer                                                                                 (167,500)               468
   Notes Receivable - Related Party                                                                   (1,730,000)                 -
   Prepaid Acquisition Costs                                                                            (150,000)                 -
   Web Site Development Costs                                                                                  -            (12,693)
   Cash Received on Sale of Property                                                                           -            226,499
   Disposition of Equipment                                                                                    -             10,687
   Other                                                                                                  13,619             68,695
                                                                                                 ----------------  -----------------
         NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                                             (2,201,979)            66,730
                                                                                                 ----------------  -----------------

CASH FLOW FROM FINANCING ACTIVITIES
-----------------------------------
   Net barrowings under line of Credit                                                                    51,022                  -
   Decrease in Long-Term Debt                                                                            (87,687)           (77,496)
   Increase in Long-Term Debt                                                                            122,501             79,641
   Exercise of Options                                                                                   968,001                  -
   Sale of Convertible Debentures                                                                      2,500,000                  -
                                                                                                 ----------------  -----------------
         NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                              3,308,835              2,145
                                                                                                 ----------------  -----------------

NET (DECREASE) INCREASE IN CASH
Cash - Beginning of Year                                                                               2,914,175            715,870
Cash - End of Period                                                                                   1,754,318          1,309,848
                                                                                                 ----------------  -----------------
                                                                                                 $     4,668,493   $      2,025,718
                                                                                                 ================  =================

The Company had Interest Cash Expenditures of:                                                   $       128,741   $         62,611
The Company had Tax Cash Expenditures of:                                                        $             -   $          4,749


                                     See accompanying notes to consolidated financial statements

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL REPORTING
The accompanying unaudited consolidated financial statements of Able Energy, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. These consolidated financial statements include the accounts of Able Energy, Inc. and its wholly owned subsidiaries (Able Oil Company, Able Melbourne, Able Energy New York, Inc., Able Terminal LLC and PriceEnergy Fanchising LLC) and majority owned (70.6%) subsidiary (PriceEnergy.com Inc.). These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

RESTATEMENT OF FIRST QUARTER 2006 FINANCIAL STATEMENTS FOR THE ALLOCATION OF PROCEEDS FROM ISSUANCE OF CONVERTIBLE DEBENTURES AND WARRANTS AND RECOGNITION OF BENEFICIAL CONVERSION FEATURE

This amendment to the Company's Form 10-Q for the period ended September 30, 2005 includes a restatement of the consolidated financial statements for the quarter then ended. The restatement relates to the allocation of proceeds from issuance of Convertible Debentures and warrants and recognition of beneficial conversion feature as follows:

The Company allocated the proceeds from the issuance of the Convertible Debentures and warrants based on their respective fair values and included $900,000 in additional paid in surplus related to the warrants. In addition, the conversion feature of the Convertible Debentures is characterized as a "beneficial conversion feature." Pursuant to Emerging Issues Task Force Issue No. 00-27, the Company has determined that the value of the beneficial conversion feature is $1,600,000. Accordingly, the Company has discounted the balance of the Convertible Debenture as of the date of issuance and included $1,600,000 in additional paid in surplus. The beneficial conversion feature is amortized from the date of issuance to the stated redemption date of July 12, 2007, of which $278,533 was amortized to expense during the three months ended September 30, 2005.

The table below reflects the effect of the allocation of proceeds from issuance of Convertible Debentures and warrants and recognition of beneficial conversion feature on net income and earnings per share as originally reported.

                                                        Quarter Ended
                                                        September 30,
                           Items                             2005
                                                       ----------------
       Net (loss)
            As previously reported                     $    (1,063,499)
            Amortization of Discount on Debt                   278,533
                                                       ----------------
            As restated                                $    (1,342,032)
                                                       ================
       Basic and Diluted loss per share

            As previously reported                     $          (.47)
            Amortization of Discount on Debt                      (.12)
                                                       ----------------
            As restated                                $          (.59 )
                                                       ================

Restated Selected Balance Sheet Data

                                                       September 30,
                           Items                             2005


                                                         (unaudited)
       Discount on Debt
            As previously reported                     $             -
            Recognition of discount on convertible
                 debt net of accumulated amortization        2,221,467
                                                       ----------------
            As restated                                $     2,221,467
                                                       ================
       Total assets

            As previously reported                     $    18,959,068
            Recognition of discount on convertible
                 debt net of accumulated amortization        2,221,467
                                                       ----------------
            As restated                                $    21,180,535
                                                       ================

       Paid In Surplus


            As previously reported                     $     8,048,845
            Allocation of proceeds from issuance of
                 Convertible Debentures and warrants
                 and recognition of beneficial
                 conversion feature                          2,500,000
                                                       ----------------
            As restated                                $    10,548,845
                                                       ================
       Total Stockholders' Equity


            As previously reported                     $     2,562,617
            Allocation of proceeds from issuance of
                 Convertible Debentures and warrants
                 and recognition of beneficial
                 conversion feature net of
       amortization
                 of discount on debt                         2,221,467
                                                       ----------------
            As restated                                $     4,784,084
                                                       ================

A summary of the significant effects of the restatement follows:

                                                  For the Quarter Ended September 30, 2005
                                              ------------------------------------------------
                                              As previously reported         As restated
                                              ----------------------   -----------------------
       Amortization of Debt Discount             $                 -      $           278,533
       Net loss                                           (1,063,499)              (1,342,032)
       Basic and Diluted loss per share                         (.47)                    (.59)

       Discount on Debt                                            -                2,221,467
       Other Assets                                        2,220,035                4,441,502
       Total assets                                       18,959,068               21,180,535
       Paid In Surplus                                     8,048,845               10,548,845
       Total Stockholders' Equity                          2,562,617                4,784,084

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

Maturities of the Note Receivable are as follows:

                For the 12 Months                      Principal
                Ending September 30,                     Amount
                -----------------------------        -------------
                        2006                         $   1,791,143
                        2007                                26,074
                        2008                                21,627
                        2009                                23,731
                        2010                                18,708
                        Thereafter                          55,971
                                                     -------------
                        Total                        $   1,937,261
                                                     =============

NOTE 6 - INVENTORIES

                                              September 30,      June 30,
                                Items             2005             2005
                                             --------------   --------------
        Heating Oil                          $    1,241,629   $      335,245
        Diesel Fuel                                  36,772           34,409
        Kerosene                                     10,207            3,025
        Propane                                      21,859           28,020
        Parts, Supplies and Equipment               326,290          326,290
                                             --------------   --------------
        Total                                $      726,987   $      726,987
                                             ==============   ==============

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

Maturities of the Note Payable Bank are as follows:

                For the 12 Months                      Principal
                Ending September 30,                     Amount
                -----------------------------        -------------
                        2006                         $      56,600
                        2007                                60,240
                        2008                                64,115
                        2009                                68,239
                        2010                                72,628
                        Thereafter                       2,914,594
                                                     -------------
                        Total                        $   3,236,416
                                                     =============

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

                                                            Interest Rate at                              Outstanding Debt
                                                           September 30, 2005         Maturities            At 9/30/2005
                                                         ----------------------   ------------------   ----------------------
          Notes Payable - Collateralized

          By Trucks and Vans                                  2.90 - 12.506%       10/20/05-8/10/06    $               12,447

          Capital Leases Payable - Collateralized
          by Trucks, Vans and Oil Tanks                       4.075 - 9.498%        12/8/06-4/5/10                    873,964

          Notes and Capital Leases Payable -
          Collateralized by Office and Computer
          Equipment                                          10.995 - 16.196%      12/15/06-7/19/07                    19,688
                                                                                                       ----------------------
                                                                                                       $              906,099
                                                                                                       ======================

Maturities on the Notes Payable at September 30, 2005 are as follows:

                For the 12 Months                      Principal
                Ending September 30,                     Amount
                -----------------------------        -------------
                        2006                         $     265,868
                        2007                               247,200
                        2008                               231,865
                        2009                               141,849
                        2010                                19,317
                                                     -------------
                        Total                        $     906,099
                                                     =============

NOTE 10 - CONVERTIBLE DEBENTURES
On July 12, 2005, the Company consummated a financing in the amount of $2.5 million. Under such financing the Company sold debentures evidenced by a Variable Rate Convertible Debenture (the "Convertible Debentures"). The Convertible Debentures have a term of two years from the date of issuance, subject to the occurrence of an event of default, with interest payable at the rate per annum equal to LIBOR for the applicable interest period, plus 4% payable on a quarterly basis. The Debentures may be converted at the option of the selling security holders into shares of our common stock at a conversion price of $6.50 per share. In addition, the security holders received five year warrants to purchase 192,308 shares of common stock at an exercise price of $7.15 per share. The Company has an optional redemption right (which right shall be mandatory upon the occurrence of an event of default) to repurchase all of the Convertible Debentures for 125% of the face amount of the Convertible Debentures plus all accrued and outstanding interest and expenses, as well as a right to repurchase all of the Convertible Debentures in the event of the consummation of a new financing in which the Company sells securities at a purchase price that is below the $6.50 conversion price.

The Company allocated the proceeds from the issuance of the Convertible Debentures and warrants based on their respective fair values and included $900,000 in additional paid in surplus related to the warrants. In addition, the conversion feature of the Convertible Debentures is characterized as a "beneficial conversion feature." Pursuant to Emerging Issues Task Force Issue No. 00-27, the Company has determined that the value of the beneficial conversion feature is $1,600,000. Accordingly, the Company has discounted the balance of the Convertible Debenture as of the date of issuance and included $1,600,000 in additional paid in surplus. The beneficial conversion feature is amortized from the date of issuance to the stated redemption date of July 12, 2007, of which $278,533 was amortized to expense during the three months ended September 30, 2005.

The Company also originally granted to the security holders who acquired the Convertible Debentures an additional investment right, for a period of eighteen months from the date the resale prospectus is declared effective, to purchase units consisting of convertible debentures in the aggregate amount of up to $15,000,000 (the "Additional Debentures") and common stock purchase warrants equal to 50% of the face amount of such Additional Debentures (the "Additional Warrants"). As described in further detail in the Company's Current Report on Form 8-K filed on November 18, 2005, the rights of the Company and the Purchasers relating to the Additional Debentures and Additional Warrants were eliminated as of November 16, 2005, and the Agreement was amended to issue the Purchasers a series of warrants (the "New Warrants") at various exercise prices. In the aggregate, the New Warrants permit the holders to acquire up to 5.25 million shares of the Company's common stock upon proper exercise. The Company has agreed to register 600,000 shares of common stock which may be obtained through the exercise of the New Warrants in addition to the registration rights described above relating to the Debentures. Notwithstanding the foregoing, until the required shareholder approvals are obtained, the Purchasers have agreed not to convert any Debentures or exercise any Additional Warrants or New Warrants which in the aggregate would exceed 19.999% of the number of shares of the Company's common stock on trading day prior to the date of the Agreement.

NOTE 11- COMMITMENTS AND CONTINGENCIES
Able Oil Company is under contract to purchase #2 oil as follows:

                                                                                  GALLONS OPEN        OPEN DOLLAR
                                                                                   COMMITMENT         COMMITMENT
           COMPANY                          PERIOD             TOTAL GALLONS        AT 6/30/04        AT 6/30/04
------------------------------     -----------------------   -----------------  -----------------  -----------------
Petrocom                               10/1/05-3/31/06                 252,000            252,000  $         413,910
Conectiv Energy                        11/1/05-2/28/06                 168,000            168,000            257,754
Petrocom                               10/1/05-4/30/06                 294,000            294,000            430,962
Center Oil                             10/1/05-4/30/06                 588,000            588,000            930,829
Gulf Oil                               11/1/05-2/28/06                 168,000            168,000            251,454
Petrocom                               10/1/05-4/30/06                 588,000            588,000          1,057,434
Petrocom                               10/1/05-4/30/06                 294,000            294,000            571,696
Petrocom                               10/1/05-4/30/06                 294,000            294,000            636,510
Petrocom                               10/1/05-4/30/06                 294,000            294,000            564,316
Gulf Oil                               10/1/05-4/30/06                 294,000            294,000            577,689
                                                             -----------------  -----------------  -----------------
Total                                                                3,234,000          3,234,000  $       5,692,554
                                                             -----------------  -----------------  -----------------

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

Related to its purchase of the property on Route 46, Rockaway, New Jersey the Company commenced an investigation and remediation of the property and any hazardous substances emanating from the property in order to obtain a No Further Action letter from the New Jersey Department of Environmental Protection (NJDEP). The Company is pursuing recovery of all costs and damages related thereto in the lawsuit by the seller against a former tenant on the purchased property. The Company has assumed all responsibility and direction for the lawsuit, subject to the sharing of any recoveries from the lawsuit with the seller, 50-50 after first $397,500 has been satisfied. In exchange the Company will receive a reduction of the outstanding mortgage in order to compensate for related costs up to $250,000. A settlement has been reached by the Company with regard to the lawsuit. The settlement provides for a lump sum payment of $397,500 from the defendants to the Company. In return, the defendants receive a release and indemnification from the Company. Pursuant to the original agreement, the seller receives 50% of the settlement amount, net of attorney fees.

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

The Sussex County, New Jersey, Prosecutor's Office is conducting an investigation as a result of the March 14, 2003 explosion and fire. At a hearing on July 27, 2005, the President and former CFO pleaded guilty and received community service. The Company will pay a fine of $20,000 as a result of sentencing which occurred on October 6, 2005.

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

On September 19, 2005 an officer of the Company exercised options to acquire 50,000 shares of the Company's common stock at a price of $6.68 per share. In connection with this exercise the officer entered into a one year $100,000 promissory note collateralized by the common stock of the Company held by the officer and secured by the officer's wages. It was subsequently determined that it was improper for the Company to accept a promissory note from such officer, and the promissory note was repaid in full, with accrued interest, by the officer as of November 18, 2005.

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

NOTE 13 - BUSINESS SEGMENT INFORMATION
The Company sells several types of products and provides services. Following are revenues by product groups and services:

                                                   CONTINUING OPERATIONS
                                                       QUARTER ENDED
                                                        SEPTEMBER 30,
                                              --------------------------------
                                                   2005              2004
                                              ---------------  ---------------

        Home Heating Oil #2                   $     5,108 746  $     1,842,254
        Commercial Oil #2                           1,689,717        1,557,659
        Gasoline, Diesel Fuel, Kerosene,
           Propane & Lubricants                     5,610,500        4,127,047
        Equipment Sales & Services                    254,386          285,329
        Installation Repairs & Services               468,064          409,556
                                              ---------------  ---------------

        Net Sales                             $    13,131,413  $     8,221,845
                                              ===============  ===============

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

NOTE 21 - SUBSEQUENT EVENTS
On March 1, 2005, the Company entered into an amendment (the "Agreement") to an existing consultant agreement with Summitt Ventures, Inc. ("Summitt"). The value of the consideration contemplated to be rendered by Summitt to the Company under the Agreement was approximately $71,000, and the Company issued 142,857 shares of the Company's common stock (the "Shares"), valued at $0.50 per share, as payment. The Shares at the time of issue were unregistered, restricted shares of the Company and not subject to any registration requirement. The shares were offered only to Summitt in connection with the Agreement and, thus, were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as not being a part of any public offering. The Shares are not convertible into any other class or series of equity of the Company. No proceeds were received by the Company at the time of issuance of the Shares and no proceeds have been received by the Company on account of the Agreement. On September 22, 2005, the Company terminated the Agreement with Summitt, with cause, and on October 13, 2005, the Company notified Summitt that it was canceling the certificate evidencing the Shares on the grounds that, among other things, Summitt induced the Company to enter into the Agreement through misrepresentation.

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

The Company was required to demonstrate compliance with the Rule by November 14, 2005 by either:

     o showing aggregate market value of its common stock in excess of $35 million for a minimum of 10consecutive business days, or

     o increasing its shareholders' equity to an amount which exceeds $2.5 million.

The shareholders' equity reported in this Quarterly Report on Form 10-Q/A is $4,784,084, which exceeds the $2.5 million required under the Rule. Nasdaq has determined that the matters set forth in its October 13, 2005 letter to the Company have been closed.

On September 19, 2005, Gregory D. Frost, the Company's current CEO, Chairman and General Counsel, exercised options to acquire 50,000 shares of the Company's common stock at a price of $6.68 per share. In connection with this exercise Mr. Frost entered into a one year $100,000 promissory note in favor of the Company, which was collateralized by the common stock of the Company owned by Mr. Frost and secured by his wages. The note was payable on the one-year anniversary of its issuance, together with interest thereon at the prime rate. Monthly interest payments were to begin in November 2005. It was subsequently determined that it was improper for the Company to accept a promissory note from Mr. Frost due to his status as director of the Company at the time of the option exercise, and the promissory note was repaid in full, together with accrued interest, by Mr. Frost as of November 18, 2005.

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


                                                     % FOR THREE MONTHS ENDED           PERIOD-TO-PERIOD
                                                  SEPTEMBER 30,     SEPTEMBER 30,         % CHANGES
                                                      2005              2004           2005 (as restated)
                                                 (as restated)                             VS. 2004
Net sales                                                  100.0%            100.0%          59.7%
Cost of sales                                               93.0              92.6           60.4
                                                ----------------  ----------------
Gross profit                                                 7.0               7.4           50.8
                                                ----------------  ----------------
Selling, general and administrative expenses                11.4              13.4           36.0
Depreciation and Amortization Expense                        2.2               3.6           (0.8)
                                                ----------------  ----------------
Loss from operations                                        (6.6)             (9.6)          10.7
Interest and Other Income                                    0.4               0.6           (9.6)
Interest Expense                                            (1.3)             (0.9)         118.3
Amortization of Discount on Debt                            (2.1)                -              *
Loss on sale of assets                                         -              (0.4)             *
Legal Fees Relating to Accident                             (0.5)             (0.3)         182.8
                                                ----------------  ----------------
Loss before income tax provision                           (10.2)            (10.6)          53.8
Income tax provision                                        (0.0)             (0.0)             *
                                                ----------------  ----------------
Net loss                                                   (10.2)            (10.6)          53.8
                                                ----------------  ----------------

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

Other income (expenses) increased to a net expense of $464,511 in the three months ended September 30, 2005 from $80,355 in the three months ended September 30, 2004. The increase of approximately $384,000 is primarily related to an increase in interest expense of approximately $92,000 related to debt financing and issueance of convertible debentures entered into during July 2005 and a non-cash charge of approximately $279,000 related to the amortization of the beneficial value ascribed to conversion rights of the convertible debentures and value of warrants issued in connection with the convertible.

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

Net loss for the three months ended September 30, 2005 was approximately $1.3 million compared to $872,626 for the three months ended September 30, 2004. The net increase directly related to an increase in selling, general and administrative expenses and the increase in interest and other expenses, partially offset by an overall improvement in gross margin dollars.

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

---------------------------------------- ------------------------------------------------------------------------------------
                                                                          PAYMENTS DUE BY PERIOD
                                         ------------------------------------------------------------------------------------
                CONTRACTUAL                                   LESS THAN                                         MORE THAN
                OBLIGATIONS                   TOTAL            1 YEAR          1-3 YEARS        3-5 YEARS        5 YEARS
---------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
Long-Term Debt                           $      4,391,000 $      1,155,000 $        162,000 $        159,000 $      2,915,000
---------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------

---------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
Capital Lease Obligations                         888,000          250,000          619,000           19,000                -
---------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
Operating Leases                                   89,000           89,000                -                -                -
---------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
Unconditional Purchase Obligations              5,693,000        5,693,000                -                -                -
---------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
Other Long-Term Obligations                     2,500,000                -        2,500,000                -                -
---------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
Total Contractual Cash Obligations       $     13,561,000 $      7,187,000 $      3,281,000 $        178,000 $      2,915,000
---------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------

---------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------

Excluded from the table above is estimated interest payments on long-long term debt and capital lease obligations of approximately $369,000, $766,000, $368,000 and $1,987,000 for the periods less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively.

SEASONALITY

The Company's business is directly related to the heating needs of its customers. Accordingly, the weather can have a material effect on the Company's sales in any particular year. Generally, however, the temperatures in the past thirty years have been relatively stable, and as a result, have not had a significant impact on the Company's performance, except on a short-term basis. In the years 1997 and 2001, "El Nino" caused two of the warmest winters on record, which impacted home heating oil sales during the 1997-1998 and 2001-2002 winter seasons. The winter of 2004-2005 recorded temperatures for the season, which were normal for New Jersey, the Company's primary delivery area.

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

                Pursuant to the Registration Rights Agreement among the parties, the Purchasers shall have demand registration rights with respect to all shares of our common stock obtained by them through the conversion of the Debentures. The Purchasers originally had an additional investment right, for a period of nine months after the initial registration statement is filed by us with the Securities and Exchange Commission (the "SEC") is first declared effective by the SEC, to purchase units consisting of convertible debentures in the aggregate amount of up to $15,000,000 (the "Additional Debentures") and common stock purchase warrants equal to 50% of the face amount of such Additional Debentures (the "Additional Warrants"). As described in further detail in the Company's Current Report on Form 8-K filed on November 18, 2005, the rights of the Company and the Purchasers relating to the Additional Debentures and Additional Warrants were eliminated as of November 16, 2005, and the Agreement was amended to issue the Purchasers a series of warrants (the "New Warrants") at various exercise prices. In the aggregate, the New Warrants permit the holders to acquire up to
                5.25 million shares of the Company's common stock upon proper exercise. The Company has agreed to register 600,000 shares of common stock which may be obtained through the exercise of the New Warrants in addition to the registration rights described above relating to the Debentures. Notwithstanding the foregoing, until the required shareholder approvals are obtained, the Purchasers have agreed not to convert any Debentures or exercise any Additional Warrants or New Warrants which in the aggregate would exceed 19.999% of the number of shares of the Company's common stock on trading day prior to the date of the Agreement.

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

     (b)  Non-applicable

     (c)  None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES
          None.

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

               The Company was required to demonstrate compliance with the Rule by November 14, 2005 by either:

               o showing aggregate market value of its common stock in excess of $35 million for a minimum of 10 consecutive business days, or

               o increasing its shareholders' equity to an amount which exceeds $2.5 million.

               The shareholders' equity reported in this Quarterly Report on Form 10-Q/A is $4,784,084, which exceeds the $2.5 million required under the Rule. Nasdaq has determined that the matters set forth in its October 13, 2005 letter to the Company have been closed.


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

10.5 Promissory Note of All American Plazas, Inc., in favor of Able Energy, Inc., dated July 27, 2005. (Incorporated by reference to exhibit 10.5 to the Able Energy, Inc. Current Report filed October 19, 2005.)

10.6 Letter of Intent between Able Energy, Inc., and PHS Group, Inc., dated September 8, 2005. (Incorporated by reference to exhibit 10.6 to the Able Energy, Inc. Current Report filed October 19, 2005.)

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


                                       Able Energy, Inc.




                                       By: /s/ Gregory D. Frost
                                           --------------------
                                           Gregory D. Frost
                                           Chief Executive Officer, Chairman and
                                             General Counsel


                                       By: /s/ Steven M. Vella
                                           -------------------
                                           Steven M. Vella
                                           Chief Financial Officer


November 21, 2005