Form 10-Q/A
period 2005-09-30
ABLE ENERGY INC
filed 2005-12-08
CIK 1065728

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 3
(Mark One)

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

As of December 7, 2005, 2,572,067 shares of common stock, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.

================================================================================

                                EXPLANATORY NOTE

On December 2, 2005, the Company's Chief Financial Officer and Chief Executive Officer concluded that the Company's previously issued financial statements for the three-month period ended September 30, 2005, as filed with the Company's Quarterly Report on Form 10-Q and as amended by the Company's Amendment Number 1 and Amendment Number 2 on Form 10-Q/A to its Quarterly Report on Form 10-Q for such period, should no longer be relied upon because of an error in such financial statements.

The error relates to the balance sheet classification of the discount recorded and footnote disclosure related to the convertible debentures and warrants sold by the Company in a private placement on July 12, 2005. The Company has corrected the error and has restated its consolidated financial statements for the three-month period ended September 30, 2005.

This Amendment Number 3 on Form 10-Q/A to the Company's Form 10-Q for the three-month period ended September 30, 2005 includes a restatement of the consolidated financial statements for such period.

                                        ABLE ENERGY, INC. AND SUBSIDIARIES
                                                   FORM 10-Q/A

                                     For the Quarter Ended September 30, 2005

                                                      INDEX

                                                                                                            PAGE
                                                                                                            ----

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets as of September 30, 2005 and June 30, 2005....................1

                    Consolidated Statements of Operations for the Three Months Ended September 30, 2005
                    and 2004..................................................................................3

                    Consolidated Statements of Changes in Stockholders' Equity for the Three Months
                    Ended  September 30, 2005.................................................................4

                    Consolidated Statements of Cash Flows for the Three Months Ended September 30 2005
                    and 2004..................................................................................5

                    Notes to Financial Statements.............................................................6

          Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....17

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk...............................21

          Item 4.   Controls and Procedures..................................................................21

PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings........................................................................21

          Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds..............................21

          Item 5.   Other Information........................................................................23

          Item 6.   Exhibits.................................................................................23

SIGNATURES...................................................................................................24


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                     ABLE ENERGY, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS

                                                   ASSETS


                                                                            SEPTEMBER 30,      JUNE 30,
                                                                                2005             2005
                                                                           (As restated
                                                                           -- see Note 1)
                                                                         --------------------------------
                                                                            (UNAUDITED)
CURRENT ASSETS:
   Cash                                                                      $4,668,493       $1,754,318
   Accounts Receivable (Less Allowance for Doubtful Accounts of
       $238,049 and $238,049, respectively                                    3,109,808        2,876,900
   Inventory                                                                  1,636,457          726,987
   Notes Receivable - Current Portion                                         1,791,143           57,826
   Other Receivable - Non-Compete - Current Portion                             225,000          225,000
   Other Receivables                                                             93,628           38,596
   Prepaid Expenses                                                             437,247          485,904
   Deferred Income Tax                                                           64,776           64,776
   Due from Officers and Employees                                              271,189                -
                                                                         --------------------------------
       TOTAL CURRENT ASSETS                                                  12,297,741        6,230,307
                                                                         --------------------------------

PROPERTY AND EQUIPMENT:
   Land                                                                         479,346          479,346
   Buildings                                                                    946,046          946,046
   Trucks                                                                     3,489,465        3,594,218
   Fuel Tanks                                                                   826,442          824,738
   Machinery and Equipment                                                    1,004,462          999,315
   Building Improvements                                                        899,132          790,424
   Cylinders                                                                    338,015          295,476
   Office Furniture and Equipment                                               205,319          205,319
   Website Development Costs                                                  2,390,589        2,390,589
                                                                         --------------------------------
                                                                             10,578,816       10,525,471
   Less: Accumulated Depreciation and Amortization                            6,137,524        5,980,636
                                                                         --------------------------------
       NET PROPERTY AND EQUIPMENT                                             4,441,292        4,544,835
                                                                         --------------------------------

OTHER ASSETS:
   Deferred Income Taxes                                                         45,091           45,091
   Deposits                                                                      59,918           54,918
   Other Receivable - Non-Compete - Less Current Portion                        450,000          450,000
   Notes Receivable - Less Current Portion                                      646,118          649,435
   Customer List, Less Accumulated Amortization of $188,122                     422,728          422,728
   Development Costs - Franchising                                                6,893            9,191
   Deferred Closing Costs - Financing                                           439,287          348,055
   Prepaid Acquisition Costs                                                    150,000                -
                                                                         --------------------------------
             TOTAL OTHER ASSETS                                               2,220,035        1,979,418
                                                                         --------------------------------
       TOTAL ASSETS                                                         $18,959,068      $12,754,560
                                                                         ================================


                        See accompanying notes to consolidated financial statements

                                        ABLE ENERGY, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                        LIABILITIES & STOCKHOLDERS' EQUITY


                                                                                  SEPTEMBER 30,      JUNE 30,
                                                                                      2005             2005
                                                                                 (As restated
                                                                                 -- see Note 1)
                                                                                --------------------------------
                                                                                  (UNAUDITED)
CURRENT LIABILITIES:
   Accounts Payable                                                                $1,941,267        $1,863,841
   Note Payable - Line of Credit                                                    1,066,490         1,015,468
   Note Payable - Other                                                                     -           432,660
   Current Portion of Long-Term Debt                                                  338,420           338,212
   Accrued Expenses                                                                   356,512           184,097
   Accrued Taxes                                                                       39,500           112,064
   Employee Income Tax Withheld                                                        11,000           146,624
   Customer Pre-Purchase Payments                                                   5,849,854         2,226,655
   Customer Credit Balances                                                           231,873           230,729
                                                                                --------------------------------
       TOTAL CURRENT LIABILITIES                                                    9,834,916         6,550,350

   Convertible Debentures, principal amount of $2,500,000 net of
         unamortized discount of $2,221,467                                           278,533
   Deferred Income                                                                     79,679            79,679
   Deferred Income Taxes                                                              107,852           104,517
   Long Term Debt: less current portion                                             3,874,004         3,961,899
                                                                                --------------------------------
       TOTAL LIABILITIES                                                           14,174,984        10,696,445

STOCKHOLDERS' EQUITY:
   Preferred Stock
   Authorized 10,000,000 Shares Par Value $.001 per share Issued - None
   Common Stock
   Authorized 10,000,000 Par Value $.001 per share Issued and
   Outstanding Shares 2,714,924
      and 2,457,320, respectively                                                       2,715             2,457
   Paid in Surplus                                                                 10,548,845         6,481,102
   Retained Earnings (Deficit)                                                     (5,767,476)       (4,425,444)
                                                                                --------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                    4,784,084         2,058,115
                                                                                --------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $18,959,068       $12,754,560
                                                                                ================================


                           See accompanying notes to consolidated financial statements

                                        ABLE ENERGY, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (unaudited)


                                                                                   THREE MONTHS SEPTEMBER 30,
                                                                                      2005            2004
                                                                                 (As restated
                                                                                 -- see Note 1)
                                                                                --------------------------------
 NET SALES                                                                        $13,131,413        $8,221,845

 COST OF SALES                                                                     12,208,244         7,609,858
                                                                                --------------------------------

    GROSS PROFIT                                                                      923,169           611,987
                                                                                --------------------------------

 EXPENSES
    Selling, General and Administrative Expenses                                    1,502,147         1,104,700
    Depreciation and Amortization Expense                                             295,208           297,591
                                                                                --------------------------------
        TOTAL EXPENSES                                                              1,797,355         1,402,291
                                                                                --------------------------------

 LOSS FROM OPERATIONS                                                                (874,186)         (790,304)
                                                                                --------------------------------

 OTHER INCOME (EXPENSES):
    Interest and Other Income                                                          45,986            50,876
    Interest Expense                                                                 (169,891)          (77,824)
    Amortization of Discount on Debt                                                 (278,533)                -
    Loss on Sale of Assets                                                                  -           (31,437)
    Legal Fees Relating to Accident                                                   (62,073)          (21,950)
                                                                                --------------------------------
        TOTAL OTHER INCOME (EXPENSES)                                                (464,511)          (80,335)
                                                                                --------------------------------

    LOSS BEFORE PROVISION FOR INCOME TAXES                                         (1,338,697)         (870,639)

 PROVISION FOR INCOME TAXES                                                             3,335             2,260
                                                                                --------------------------------

      NET LOSS                                                                    $(1,342,032)       $ (872,899)
                                                                                ================================

 BASIC AND DILUTED PER COMMON SHARE
    WEIGHTED AVERAGE SHARES OUTSTANDING                                             2,285,756         2,013,250
                                                                                ================================
    BASIC AND DILUTED LOSS PER SHARE                                              $      (.59)       $     (.43)
                                                                                ================================


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


                                                      COMMON STOCK
                                                     $.001 PAR VALUE


                                                                                                           TOTAL
                                                                        PAID-IN        RETAINED        STOCKHOLDERS'
                                           SHARES         AMOUNT        SURPLUS        EARNINGS            EQUITY
                                        -------------------------------------------------------------------------------
Balance - July 1, 2005                     2,457,320       $2,457     $6,481,102     $(4,425,444)          $2,058,115

Warrant Issuance                                   -            -        900,000              --              900,000
Beneficial Conversion Feature of
    Convertible Debt                               -            -      1,600,000              --            1,600,000
Option Exercise                              200,000          200      1,067,801              --            1,068,001
Note Conversion                               57,604           58        499,942              --              500,000
Net Loss                                           -            -              -      (1,342,032)          (1,342,032)
                                        -------------------------------------------------------------------------------
Balance - September 30, 2005               2,714,924       $2,715    $10,548,845     $(5,767,476)          $4,784,084
                                        ===============================================================================


                               See accompanying notes to consolidated financial statements

                                          ABLE ENERGY, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF CASH FLOW
                                                      (unaudited)


                                                                                          THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                -------------------------------------
                                                                                       2005                  2004
                                                                                   (As restated
                                                                                   - see Note 1)
                                                                                -------------------------------------
 Income (Loss) - Continuing Operations                                              $(1,342,032)           $(872,899)
    Adjustments to Reconcile Net Income (Loss) to Net Cash
      used by Operating Activities:
      Depreciation and Amortization                                                     295,208              297,591
      Amortization of Discount on Debt                                                  278,533                    -
      Loss on Disposal of Equipment                                                           -               31,437
      (Increase) Decrease in:
        Accounts Receivable                                                            (232,908)            (279,867)
        Inventory                                                                      (909,470)            (179,360)
        Prepaid Expenses                                                                 48,657             (133,176)
        Prepaid Income Taxes                                                                  -                2,063
        Deposits                                                                              -               34,097
        Miscellaneous                                                                         -                 (689)
      Increase (Decrease) in:
        Accounts Payable                                                                 77,426              312,487
        Accrued Expenses                                                                (35,773)              14,517
        Customer Advance Payments                                                     3,623,199            1,028,247
        Customer Credit Balance                                                           1,144              390,807
        Deferred Income Taxes                                                             3,335                2,260
        Deferred Closing Costs                                                                -                1,813
        Deferred Income                                                                       -               (2,333)
                                                                                -------------------------------------
          NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                            1,807,319              646,995
                                                                                -------------------------------------
 CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of Property and Equipment                                                 (158,098)            (226,926)
    Receivable - Officer                                                               (167,500)                 468
    Notes Receivable - Related Party                                                 (1,730,000)                   -
    Prepaid Acquisition Costs                                                          (150,000)                   -
    Web Site Development Costs                                                                -              (12,693)
    Cash Received on Sale of Property                                                         -              226,499
    Disposition of Equipment                                                                  -               10,687
    Other                                                                                13,619               68,695
                                                                                -------------------------------------
          NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                           (2,201,979)              66,730
                                                                                -------------------------------------
 CASH FLOW FROM FINANCING ACTIVITIES
    Net barrowings under line of Credit                                                  51,022                    -
    Decrease in Long-Term Debt                                                          (87,687)             (77,496)
    Increase in Long-Term Debt                                                          122,501               79,641
    Exercise of Options                                                                 968,001                    -
    Sale of Convertible Debentures                                                    2,500,000                    -
                                                                                -------------------------------------
          NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                            3,308,835                2,145
                                                                                -------------------------------------
 NET (DECREASE) INCREASE IN CASH
 Cash - Beginning of Year                                                             2,914,175              715,870
 Cash - End of Period                                                                 1,754,318            1,309,848
                                                                                -------------------------------------
                                                                                     $4,668,493           $2,025,718
                                                                                =====================================
 The Company had Interest Cash Expenditures of:                                        $128,741              $62,611
 The Company had Tax Cash Expenditures of:                                                   $-               $4,749


                                      See accompanying notes to consolidated financial statements

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL REPORTING
The accompanying unaudited consolidated financial statements of Able Energy, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. These consolidated financial statements include the accounts of Able Energy, Inc. and its wholly owned subsidiaries (Able Oil Company, Able Melbourne, Able Energy New York, Inc., Able Terminal LLC and PriceEnergy Franchising LLC) and majority owned (70.6%) subsidiary (PriceEnergy.com Inc.). These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

RESTATEMENT OF FIRST QUARTER 2006 FINANCIAL STATEMENTS FOR THE ALLOCATION OF PROCEEDS FROM ISSUANCE OF CONVERTIBLE DEBENTURES AND WARRANTS AND RECOGNITION OF BENEFICIAL CONVERSION FEATURE

This amendment to the Company's Form 10-Q for the period ended September 30, 2005 includes a restatement of the consolidated financial statements for the quarter then ended. The restatement relates to the balance sheet presentation of the unamortized discount on convertible debentures as a reduction in the face amount of the convertible debentures rather than as a deferred charge.

The previous amendment to the Company's Form 10-Q for the period ended September 30, 2005 file November 21, 2005 included a restatement of the consolidated financial statements for the quarter then ended. The restatement relates to the allocation of proceeds from issuance of Convertible Debentures and warrants and recognition of beneficial conversion feature as follows:

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

                                                            Quarter Ended
                                                            September 30,
                      Items                                      2005
                                                        ---------------------
   Net (loss)
        As previously reported                                  $(1,063,499)
        Amortization of Discount on Debt                             278,533
                                                        ---------------------
        As restated                                             $(1,342,032)
                                                        =====================
   Basic and Diluted loss per share

        As previously reported                                        $(.47)
        Amortization of Discount on Debt                               (.12)
                                                        ---------------------
        As restated                                                   $(.59)
                                                        =====================

Restated Selected Balance Sheet Data


                                                              September 30,
                           Items                                   2005

                                                               (unaudited)
        Discount on Debt
             As previously reported                               $         -
             Recognition of discount on convertible
                  debt net of accumulated amortization              2,221,467
                                                             -----------------
             As previously restated                                 2,221,467
             Reclassification of discount on convertible
                  debt net of accumulated amortization              2,221,467
                                                             -----------------
             As restated                                          $         -
                                                             =================

    Total assets

             As previously reported                               $18,959,068
             Recognition of discount on convertible
                  debt net of accumulated amortization              2,221,467
                                                             -----------------
             As previously restated                               $21,180,535
             Reclassification of discount on convertible
                  debt net of accumulated amortization              2,221,467
                                                             -----------------
             As restated                                          $18,959,068
                                                             =================

                                                             =================

    Convertible Debentures

             As previously reported                                $2,500,000
             Recognition of discount on convertible
                  debt net of accumulated amortization                      -
                                                             -----------------
             As previously restated                                $2,500,000
             Reclassification of discount on convertible
                  debt net of accumulated amortization              2,221,467
                                                             -----------------
             As restated                                           $  278,533
                                                             =================

        Paid In Surplus

             As previously reported                                $8,048,845
             Allocation of proceeds from issuance of
                  Convertible Debentures and warrants
                  and recognition of beneficial
                  conversion feature                                2,500,000
                                                             -----------------
             As restated                                          $10,548,845
                                                             =================

        Total Stockholders' Equity

             As previously reported                                $2,562,617
             Allocation of proceeds from issuance of
                  Convertible Debentures and warrants
                  and recognition of beneficial
                  conversion feature net of
                  amortization  of discount on debt                 2,221,467
                                                             -----------------
             As restated                                           $4,784,084
                                                             =================

A summary of the significant effects of the restatement follows:

----------------------------------------------------------- --------------------------------------------------------------
                                                                      For the Quarter Ended September 30, 2005
----------------------------------------------------------- --------------------------------------------------------------
                                                               As previously        As Previously
                                                                  reported             restated           As restated
----------------------------------------------------------- --------------------- ------------------- --------------------
       Amortization of Debt Discount                                          $-            $278,533             $278,533
----------------------------------------------------------- --------------------- ------------------- --------------------
       Net loss                                                      (1,063,499)         (1,342,032)          (1,342,032)
----------------------------------------------------------- --------------------- ------------------- --------------------
       Basic and Diluted loss per share                                    (.47)               (.59)                (.59)
----------------------------------------------------------- --------------------- ------------------- --------------------

----------------------------------------------------------- --------------------- ------------------- --------------------
       Discount on Debt                                                        -           2,221,467                    -
----------------------------------------------------------- --------------------- ------------------- --------------------
       Other Assets                                                    2,220,035           4,441,502            2,220,035
----------------------------------------------------------- --------------------- ------------------- --------------------
       Total Assets                                                   18,959,068          21,180,535           18,959,068
----------------------------------------------------------- --------------------- ------------------- --------------------
       Convertible Debentures                                          2,500,000           2,500,000              278,533
----------------------------------------------------------- --------------------- ------------------- --------------------
       Total Liabilities                                              16,396,451          16,396,451           14,174,984
----------------------------------------------------------- --------------------- ------------------- --------------------
       Paid In Surplus                                                 8,048,845          10,548,845           10,548,845
----------------------------------------------------------- --------------------- ------------------- --------------------
       Total Stockholders' Equity                                      2,562,617           4,784,084            4,784,084
----------------------------------------------------------- --------------------- ------------------- --------------------

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

Maturities of the Note Receivable are as follows:

 For the 12 Months                               Principal
 Ending September 30,                              Amount
-------------------------------------------- ------------------
          2006                                      $1,791,143
          2007                                          26,074
          2008                                          21,627
          2009                                          23,731
          2010                                          18,708
          Thereafter                                    55,971
                                             ------------------
          Total                                     $1,937,261
                                             ==================

NOTE 6 - INVENTORIES

                                             September 30,        June 30,
                                    Items        2005               2005
                                           ----------------- ------------------
     Heating Oil                                 $1,241,629           $335,245
     Diesel Fuel                                     36,772             34,409
     Kerosene                                        10,207              3,025
     Propane                                         21,859             28,020
     Parts, Supplies and Equipment                  326,290            326,290
                                           ----------------- ------------------
     Total                                         $726,987           $726,987
                                           ================= ==================

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

Maturities of the Note Payable Bank are as follows:

For the 12 Months                           Principal
Ending September 30,                          Amount
------------------------------------------------------------
         2006                                       $56,600
         2007                                        60,240
         2008                                        64,115
         2009                                        68,239
         2010                                        72,628
         Thereafter                               2,914,594
                                       ---------------------
         Total                                   $3,236,416
                                       =====================

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

                                                     Interest Rate at                             Outstanding Debt
                                                    September 30, 2005         Maturities           At 9/30/2005
                                                  -----------------------------------------------------------------
        Notes Payable - Collateralized
        By Trucks and Vans                            2.90 - 12.506%         10/20/05-8/10/06              $12,447

        Capital Leases Payable - Collateralized
        by Trucks, Vans and Oil Tanks                 4.075 - 9.498%          12/8/06-4/5/10               873,964

        Notes and Capital Leases Payable -
        Collateralized by Office and Computer
        Equipment                                    10.995 - 16.196%        12/15/06-7/19/07               19,688
                                                                                                -------------------
                                                                                                          $906,099
                                                                                                ===================

Maturities on the Notes Payable at September 30, 2005 are as follows:

        For the 12 Months                        Principal
        Ending September 30,                       Amount
        ------------------------------------------------------
                 2006                                $265,868
                 2007                                 247,200
                 2008                                 231,865
                 2009                                 141,849
                 2010                                  19,317
                                              ----------------
                 Total                               $906,099
                                              ================

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

The Company allocated the proceeds from the issuance of the Convertible Debentures and warrants based on their respective fair values and included $900,000 in additional paid in surplus related to the warrants. In addition, the conversion feature of the Convertible Debentures is characterized as a "beneficial conversion feature." Pursuant to Emerging Issues Task Force Issue No. 00-27, the Company has determined that the value of the beneficial conversion feature is $1,600,000. Accordingly, the Company has discounted the balance of the Convertible Debenture as of the date of issuance and included $1,600,000 in additional paid in surplus. The beneficial conversion feature is amortized from the date of issuance to the stated redemption date of July 12, 2007, of which $278,533 was amortized to expense during the three months ended September 30, 2005. The effective interest rate on these convertible debentures after the amortization of discount is 57.5% at September 30, 2005.

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

NOTE 11- COMMITMENTS AND CONTINGENCIES
Able Oil Company is under contract to purchase #2 oil as follows:

                                                                               GALLONS OPEN            OPEN DOLLAR
                                                                                COMMITMENT              COMMITMENT
        COMPANY                   PERIOD              TOTAL GALLONS             AT 6/30/04              AT 6/30/04
---------------------------------------------------------------------------------------------------------------------
Petrocom                     10/1/05-3/31/06                 252,000                 252,000                $413,910
Conectiv Energy              11/1/05-2/28/06                 168,000                 168,000                 257,754
Petrocom                     10/1/05-4/30/06                 294,000                 294,000                 430,962
Center Oil                   10/1/05-4/30/06                 588,000                 588,000                 930,829
Gulf Oil                     11/1/05-2/28/06                 168,000                 168,000                 251,454
Petrocom                     10/1/05-4/30/06                 588,000                 588,000               1,057,434
Petrocom                     10/1/05-4/30/06                 294,000                 294,000                 571,696
Petrocom                     10/1/05-4/30/06                 294,000                 294,000                 636,510
Petrocom                     10/1/05-4/30/06                 294,000                 294,000                 564,316
Gulf Oil                     10/1/05-4/30/06                 294,000                 294,000                 577,689
                                                  -------------------------------------------------------------------
Total                                                      3,234,000               3,234,000              $5,692,554
                                                  -------------------------------------------------------------------

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

NOTE 13 - BUSINESS SEGMENT INFORMATION
The Company sells several types of products and provides services. Following are revenues by product groups and services:

                                                               CONTINUING OPERATIONS
                                                                   QUARTER ENDED
                                                                   SEPTEMBER 30,
                                                             2005                2004
                                                       ---------------------------------------
        Home Heating Oil #2                                  $5,108 746            $1,842,254
        Commercial Oil #2                                     1,689,717             1,557,659
        Gasoline, Diesel Fuel, Kerosene,
           Propane & Lubricants                               5,610,500             4,127,047
        Equipment Sales & Services                              254,386               285,329
        Installation Repairs & Services                         468,064               409,556
                                                       ---------------------------------------

        Net Sales                                           $13,131,413            $8,221,845
                                                       =======================================

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

NOTE 14 - RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

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

                                                          % FOR THREE MONTHS ENDED                  PERIOD-TO-PERIOD
                                                     SEPTEMBER 30,          SEPTEMBER 30,              % CHANGES
                                                          2005                   2004              2005 (as restated)
                                                     (as restated)                                      VS. 2004
Net sales                                                      100.0%                100.0%                     59.7%
Cost of sales                                                   93.0                  92.6                      60.4
                                                  ---------------------------------------------
Gross profit                                                     7.0                   7.4                      50.8
                                                  ---------------------------------------------
Selling, general and administrative expenses                    11.4                  13.4                      36.0
Depreciation and Amortization Expense                            2.2                   3.6                      (0.8)
                                                  ---------------------------------------------
Loss from operations                                            (6.6)                 (9.6)                     10.7
Interest and Other Income                                        0.4                   0.6                      (9.6)
Interest Expense                                                (1.3)                 (0.9)                    118.3
Amortization of Discount on Debt                                (2.1)                    -                         *
Loss on sale of assets                                             -                  (0.4)                        *
Legal Fees Relating to Accident                                 (0.5)                 (0.3)                    182.8
                                                  ---------------------------------------------
Loss before income tax provision                               (10.2)                (10.6)                     53.8
Income tax provision                                            (0.0)                 (0.0)                        *
                                                  ---------------------------------------------
Net loss                                                       (10.2)                (10.6)                     53.8
                                                  ---------------------------------------------

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

-------------------------------------------------------------------------------------------------------------------------
                                                                     PAYMENTS DUE BY PERIOD
                                         --------------------------------------------------------------------------------
              CONTRACTUAL                                   LESS THAN                                       MORE THAN
              OBLIGATIONS                    TOTAL            1 YEAR         1-3 YEARS      3-5 YEARS        5 YEARS
-------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                               $4,391,000        $1,155,000       $162,000       $159,000       $2,915,000
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Capital Lease Obligations                       888,000           250,000        619,000         19,000                -
-------------------------------------------------------------------------------------------------------------------------
Operating Leases                                 89,000            89,000              -              -                -
-------------------------------------------------------------------------------------------------------------------------
Unconditional Purchase Obligations            5,693,000         5,693,000              -              -                -
-------------------------------------------------------------------------------------------------------------------------
Other Long-Term Obligations                   2,500,000                 -      2,500,000              -                -
-------------------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations          $13,561,000        $7,187,000     $3,281,000       $178,000       $2,915,000
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------

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

ITEM 4.   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the acting chief executive officer ("Acting CEO") (who ceased performing the duties of Acting CEO on October 13, 2005), current chief executive officer ("Current CEO") (who became the Current CEO on October 13, 2005) and chief financial officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, which included full consideration of the facts surrounding the accounting errors described below, the Company's management, including the Acting CEO, Current CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005. The occurrence of the errors relating to the allocation of proceeds from, recognition of a beneficial conversion feature, balance sheet classification of the discount recorded and footnote disclosure relating to, the convertible debentures and warrants sold by the Company in a private placement on July 12, 2005, the correction of each of which resulted in a restatement of the Company's consolidated financial statements for the three-month period ended September 30, 2005, was determined to have resulted from errors in the application of applicable accounting principles as opposed to inadequacies in the Company's disclosure controls and procedures.

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

10.7 Subscription Agreement between Able Income Fund LLC and Able Energy, Inc., dated as of September 30, 2005. *

31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*         Previously filed

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


December 8, 2005