Form 10-Q
period 2005-12-31
ABLE ENERGY INC
filed 2006-02-16
CIK 1065728

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

|X|         Quarterly Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended: December 31, 2005

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large accelerated filer |_|   Accelerated filer |_|    Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

As of February 10, 2006, 2,993,155 shares of common stock, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.

================================================================================

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                     For the Quarter Ended December 31, 2005

                                      INDEX



                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION

          Item 1.    Financial Statements

                     Condensed Consolidated Balance Sheets as of
                       December 31, 2005 (unaudited) and June 30, 2005......  1

                     Condensed Consolidated Statements of Operations for
                       the Three and Six Months Ended December 31, 2005
                       and 2004 (unaudited).................................  2

                     Condensed Consolidated Statement of Changes in
                       Stockholders' Equity for the Six Months Ended
                       December 31, 2005 (unaudited)........................  3

                     Condensed Consolidated Statements of Cash Flows for
                       the Six Months Ended December 31 2005 and 2004
                       (unaudited)..........................................  4

                     Notes to Condensed Consolidated Financial Statements
                       (unaudited)..........................................  5

          Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.................. 14

          Item 3.    Quantitative and Qualitative Disclosures About
                       Market Risk.......................................... 18

          Item 4.    Controls and Procedures................................ 18

PART II   OTHER INFORMATION

          Item 1.    Legal Proceedings...................................... 19

          Item 2.    Unregistered sales of equity securities and use
                       of proceeds.......................................... 19

          Item 5.    Other Information...................................... 19

          Item 6.    Exhibits............................................... 20

SIGNATURES           ....................................................... 20


PART I.         FINANCIAL INFORMATION
ITEM 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                 ABLE ENERGY, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,          JUNE 30,
                                                                                                    2005                2005
                                                                                               ----------------   ----------------
ASSETS                                                                                           (UNAUDITED)
CURRENT ASSETS:
     Cash                                                                                      $      2,931,568   $      1,754,318
     Accounts receivable, net of allowance for doubtful accounts of approximately $356,000
       and $238,000 at December 31, 2005 and June 30, 2005, respectively                              4,061,274          2,876,900
     Inventories                                                                                      2,177,898            726,987
     Notes receivable - current portion                                                                 280,255            282,826
     Deferred income taxes                                                                                    -             64,776
     Notes receivable - related parties                                                               1,899,372                  -
     Prepaid expenses and other current assets                                                          797,779            591,840
                                                                                               ----------------   ----------------
         TOTAL CURRENT ASSETS                                                                        12,148,146          6,297,647
                                                                                               ----------------   ----------------

     Property and equipment, net                                                                      4,489,221          4,284,147
     Deferred income taxes                                                                                    -             45,091
     Deposits                                                                                            59,918             54,918
     Notes receivable - less current portion                                                          1,074,182          1,099,435
     Intangible assets, net                                                                             560,712            683,416
     Deferred financing costs, net                                                                      333,719            357,246
     Prepaid acquisition costs                                                                          361,940                  -
                                                                                               ----------------   ----------------
         TOTAL ASSETS                                                                          $     19,027,838   $     12,821,900
                                                                                               ================   ================

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                     $      3,823,709   $      2,306,626
     Line of credit                                                                                   1,452,225          1,015,468
     Notes payable, current portion                                                                      73,741            516,610
     Capital leases payable, current portion                                                            307,716            321,602
     Customer pre-purchase payments                                                                   4,711,695          2,457,384
     Deferred income                                                                                    230,542             79,679
                                                                                               ----------------   ----------------
         TOTAL CURRENT LIABILITIES                                                                   10,599,628          6,697,369
                                                                                               ----------------   ----------------
     Convertible debentures, net of unamortized discount of $1,014,463                                  308,037                  -
     Deferred income taxes                                                                                    -            104,517
     Notes payable less current portion                                                               3,214,886          3,307,103
     Capital leases payable less current portion                                                        742,303            654,796
                                                                                               ----------------   ----------------
         TOTAL LIABILITIES                                                                           14,864,854         10,763,785
                                                                                               ----------------   ----------------

 Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Preferred stock; authorized 10,000,000 shares par value $.001 per share issued - none                    -                  -
     Common stock $.001 par value; 10,000,000 shares authorized; 2,760,285 and 2,457,320
          shares issued and outstanding at December 31, 2005 and June 30, 2005, respectively              2,760              2,457
     Additional paid in capital                                                                      12,000,214          6,481,102
     Accumulated deficit                                                                             (7,667,983)        (4,425,444)
     Deferred compensation                                                                             (172,007)                 -
                                                                                               ----------------   ----------------
         TOTAL STOCKHOLDERS' EQUITY                                                                   4,162,984          2,058,115
                                                                                               ----------------   ----------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $     19,027,838   $     12,821,900
                                                                                               ================   ================


                               See accompanying notes to Condensed Consolidated financial statements.

                                                                  1


                                                 ABLE ENERGY, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (unaudited)


                                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                         DECEMBER 31,                        DECEMBER 31,
                                                               --------------------------------    --------------------------------
                                                                    2005              2004              2005              2004
                                                               --------------    --------------    --------------    --------------
NET SALES                                                      $   22,340,176    $   18,988,098    $   35,471,589    $   27,209,943

COST OF SALES                                                      20,313,766        17,197,867        32,522,010        24,807,725
                                                               --------------    --------------    --------------    --------------

   GROSS PROFIT                                                     2,026,410         1,790,231         2,949,579         2,402,218
                                                               --------------    --------------    --------------    --------------

OPERATING EXPENSES:
   Selling, general and administrative                              2,061,930         1,417,276         3,626,150         2,543,926
   Depreciation and amortization                                      358,058           306,339           653,266           603,930
                                                               --------------    --------------    --------------    --------------
       TOTAL OPERATING EXPENSES                                     2,419,988         1,723,615         4,279,416         3,147,856
                                                               --------------    --------------    --------------    --------------

(LOSS) INCOME FROM OPERATIONS                                        (393,578)           66,616        (1,329,837)         (745,638)
                                                               --------------    --------------    --------------    --------------

OTHER INCOME (EXPENSES):
   Interest and other income                                           42,205            84,039            88,191           103,478
   Interest expense                                                  (215,820)          (89,054)         (385,711)         (166,878)
   Note conversion expense                                           (125,000)                -          (125,000)                -
   Amortization of discount on debt                                (1,207,004)                -        (1,485,537)                -
                                                               --------------    --------------    --------------    --------------
       TOTAL OTHER EXPENSES                                        (1,505,619)           (5,015)       (1,908,057)          (63,400)
                                                               --------------    --------------    --------------    --------------

   (LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES                 (1,899,197)           61,601        (3,237,894)         (809,038)

PROVISION FOR INCOME TAXES                                              1,310             7,720             4,645             9,980
                                                               --------------    --------------    --------------    --------------

     NET (LOSS) INCOME                                         $   (1,900,507)   $       53,881    $   (3,242,539)   $     (819,018)
                                                               ==============    ==============    ==============    ==============

BASIC PER COMMON SHARE
   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                       2,579,754         2,013,250         2,584,026         2,013,250
                                                               ==============    ==============    ==============    ==============
   BASIC (LOSS) INCOME PER COMMON SHARE                        $         (.74)   $          .03    $        (1.25)   $         (.41)
                                                               ==============    ==============    ==============    ==============


DILUTED PER COMMON SHARE
   WEIGHTED AVERAGE SHARES OUTSTANDING                              2,579,754         2,038,786         2,584,026         2,013,250
                                                               ==============    ==============    ==============    ==============
   DILUTED (LOSS) INCOME PER COMMON SHARE                      $         (.74)   $          .03    $        (1.25)   $         (.41)
                                                               ==============    ==============    ==============    ==============


                               See accompanying notes to Condensed Consolidated financial statements.

                                                                  2


                                                 ABLE ENERGY, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                 SIX MONTHS ENDED DECEMBER 31, 2005
                                                             (unaudited)


                                        COMMON STOCK             ADDITIONAL                                            TOTAL
                                 ---------------------------      PAID IN        ACCUMULATED       DEFERRED         STOCKHOLDERS'
                                    SHARES         AMOUNT         CAPITAL         DEFICIT        COMPENSATION          EQUITY
                                 ------------   ------------  ---------------  ---------------  ----------------  ------------------
Balance - July 1, 2005              2,457,320   $      2,457  $     6,481,102  $   (4,425,444)  $            --   $       2,058,115

Discounts on convertible
  debentures                               --             --        2,500,000              --                --           2,500,000
Option exercises                      200,000            200        1,067,800              --                --           1,068,000
Note conversion                        57,604             58          624,942              --                --             625,000
Conversion of convertible
  debentures and related
  accrued interest                    188,218            188        1,223,226              --                --           1,223,414
Shares cancelled in connection
  with termination of
  consulting agreement               (142,860)          (143)         (71,286)             --                --             (71,429)
Options granted in connection
  with consulting agreement                --             --          174,430              --          (174,430)                 --
Amortization of deferred
  compensation                             --             --               --              --             2,423               2,423
Net loss                                   --             --               --      (3,242,539)               --          (3,242,539)
                                 ------------   ------------  ---------------  ---------------  ----------------  ------------------
Balance - December 31, 2005         2,760,282   $      2,760  $    12,000,214  $   (7,667,983)  $      (172,007)  $       4,162,984
                                 ============   ============  ===============  ===============  ================  ==================


                               See accompanying notes to Condensed Consolidated financial statements.

                                                                 3


                                                 ABLE ENERGY, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                             (unaudited)


                                                                                                         SIX MONTHS ENDED
                                                                                                            DECEMBER 31,
                                                                                               -----------------------------------
                                                                                                     2005                2004
                                                                                               ----------------   ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                                                       $     (3,242,539)  $       (819,018)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                                                      653,266            603,930
     (Gain) loss on disposal of equipment                                                                (5,000)            35,722
     Provision for loss on accounts receivable                                                          117,678                  -
     Note conversion expenses                                                                           125,000                  -
     Amortization of discount on convertible debentures                                               1,485,537                  -
     Amortization of non-employee deferred stock compensation                                             2,423                  -
     (Increase) decrease in:
       Accounts receivable                                                                           (1,302,052)        (1,489,630)
       Inventories                                                                                   (1,450,911)          (625,086)
       Prepaid expenses and other current assets                                                       (272,018)          (134,031)
     Increase (decrease) in:
       Accounts payable and accrued expenses                                                          1,562,997          1,173,895
       Customer pre-purchase payments                                                                 2,254,311            858,591
       Deferred revenue                                                                                 150,863                  -
                                                                                               ----------------   ----------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                             79,555           (395,627)
                                                                                               ----------------   ----------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Advances to related parties                                                                       (1,899,372)             1,463
   Collection of notes receivables                                                                       27,824             10,106
   Capital expenditures                                                                                (279,605)          (443,185)
   Proceeds from sale of property and equipment                                                           5,000            234,690
   Acquisition costs                                                                                   (361,940)                 -
   Other                                                                                                 (5,000)           211,016
                                                                                               ----------------   ----------------
         NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                         (2,513,093)            14,090
                                                                                               ----------------   ----------------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of convertible debentures                                                   2,500,000                  -
   Deferred financing costs                                                                            (217,175)                 -
   Net borrowings under line of credit                                                                  436,757                  -
   Payments on capital leases                                                                          (141,708)          (174,729)
   Repayments of notes payable                                                                          (35,086)                 -
   Proceeds from option exercises                                                                     1,068,000                  -
                                                                                               ----------------   ----------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                          3,610,788           (174,729)
                                                                                               ----------------   ----------------

NET INCREASE (DECREASE) IN CASH                                                                       1,177,250           (556,266)
Cash - Beginning of Year                                                                              1,754,318          1,309,848
                                                                                               ----------------   ----------------
Cash - End of Period                                                                           $      2,931,568   $        753,582
                                                                                               ================   ================

Cash paid during the period for interest                                                       $        273,249   $        150,031
Cash paid during the period for income taxes                                                   $              -   $         15,949


                               See accompanying notes to Condensed Consolidated financial statements.

                                                                 4

                       ABLE ENERGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Able Energy, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America applicable for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. These Condensed Consolidated financial statements include the accounts of Able Energy, Inc. and its wholly owned subsidiaries (Able Oil Company, Able Oil Melbourne, Inc., Able Energy New York, Inc., Able Energy Terminal LLC and PriceEnergy Franchising LLC) and majority owned (70.6%) subsidiary (PriceEnergy.com Inc.). These Condensed Consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 28, 2005 for the year ended June 30, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
REVENUE RECOGNITION
Sales of fuel and heating equipment are recognized at the time of delivery to the customer, and sales of equipment are recognized at the time of installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating equipment service contracts are deferred and amortized into income over the term of the respective service contracts, on a straight-line basis, which generally do not exceed one year.

RECLASSIFICATIONS
Certain reclassifications have been made to prior period's condensed consolidated financial statements in order to conform to the current period presentation.

NOTE 3 - EARNINGS (LOSS) PER SHARE
Basic net income or loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is computed based on the weighted average number of common shares outstanding during the period plus dilutive securities outstanding such as stock options, warrants or convertible instruments. Total options and warrants outstanding as of December 31, 2005 were 55,000 and 5,442,309, respectively.

(Loss) earnings per share:

                                                  THREE MONTHS ENDED                         SIX MONTHS ENDED
                                         -----------------------------------    -----------------------------------
                                           DECEMBER 31,       DECEMBER 31,        DECEMBER 31,       DECEMBER 31,
                                               2005               2004                2005               2004
                                         ----------------   ----------------    ----------------   ----------------
                                           (unaudited)        (unaudited)         (unaudited)        (unaudited)
    Net (loss) income                    $    (1,900,507)   $        53,881     $    (3,242,539)   $      (819,018)
                                         ================   ================    ================   ================

    Weighted average common
    shares outstanding                         2,579,754          2,013,250           2,584,026          2,013,250

    Dilutive effect of stock options
    and warrants                                       -             25,536                   -                  -
                                         ----------------   ----------------    ----------------   ----------------

    Diluted common shares outstanding          2,579,754          2,038,786           2,584,026          2,013,250
                                         ================   ================    ================   ================

    Income (loss) per common share:

    Basic                                $          (.74)   $           .03     $         (1.25)   $          (.41)
                                         ================   ================    ================   ================

    Diluted                              $          (.74)   $           .03     $         (1.25)   $          (.41)
                                         ================   ================    ================   ================

Potentially dilutive options and warrants to purchase 472,474 and 614,748 shares of the common stock were outstanding for the three and six months ending December 31, 2005, respectively, and potentially dilutive debentures convertible into 210,517 shares of common stock were also outstanding for the three and six months ended December 31, 2005 but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive.

NOTE 4 - INVENTORIES

Inventories consisted of the following at December 31, 2005:


        Liquid fuel                        $      1,847,935
        Parts, Supplies and Equipment               329,963
                                           ----------------
        Total                              $      2,177,898
                                           ================

NOTE 5 - NOTES RECEIVABLE
On March 1, 2004, the Company entered into two notes receivable totaling $1.4 million related to the sale of its subsidiary, Able Propane LLC. The notes are secured by substantially all the assets of Able Propane LLC. The outstanding balance bears interest at a rate of 6% per annum. Principal is payable in annual installments with interest being paid in quarterly installments through their maturity date of March 1, 2008. The balance outstanding of these two notes as of December 31, 2005 was $1.175 million.

The Company has a Note from Able Montgomery, Inc. and Andrew Schmidt (the owner of Able Montgomery, Inc.) related to the sale of Able Montgomery, Inc. and certain assets to Mr. Schmidt. The note was dated June 15, 2000 for $170,000. The note bears interest at 9.5% per annum and payments commenced October 1, 2000. No payments of principal or interest have been received for more than 36 months. The note is secured by stock of Able Montgomery, Inc. and a personal guarantee of Andrew Schmidt. The Company believes the value of the collateral will cover the amount due if foreclosure is required. The balance outstanding on this note at December 31, 2005 was approximately $168,000.

The Company has a note Receivable related to the sale of oil delivery trucks to an independent driver. This independent driver also delivers oil for the Company. The note bears interest at the rate of 9% per annum. This note was issued in January 2004 and is payable in eight monthly installments each year during the period from September through April, the oil delivery season. The balance on this note at December 31, 2005 was approximately $10,700.

Maturities of the notes receivable at December 31, 2005 are as follows:

        For the Year                               Principal
        Ending December 31,                         Amount
        -------------------------               --------------
                2006                            $      280,255
                2007                                   269,519
                2008                                   769,519
                2009                                    35,144
                                                --------------
                Total                           $    1,354,437
                                                ==============

NOTE 6 - PROPERTY AND EQUIPMENT
Property and equipment was comprised of the following at December 31, 2005:

        Land                                    $      479,346
        Buildings                                    1,331,214
        Trucks                                       3,724,651
        Fuel tanks                                     836,224
        Machinery and equipment                      1,004,462
        Leasehold improvements                         579,301
        Cylinders                                      347,412
        Office furniture and equipment                 212,856
                                                --------------
                                                     8,515,466
        Less: accumulated depreciation
          and amortization                           4,026,245
                                                --------------
        Property and equipment, net             $    4,489,221
                                                ==============

At December 31, 2005, the equipment under the capital leases had a net book values of approximately $1,046,000.

Depreciation and amortization expense of property and equipment was $61,584 and $280,261 for the three and six months ended December 31, 2005, respectively.

NOTE 7 - INTANGIBLE ASSETS
Intangible assets was comprised of the following at December 31, 2005:

        Website development                     $    2,400,187
        Customer list                                  610,850
        Non-compete                                    100,000
                                                --------------
                                                     3,111,037
        Less: accumulated amortization               2,550,325
                                                --------------
        Intangible assets, net                  $      560,712
                                                ==============

Amortization expense for intangible assets was $120,009 and $132,303 for the three and six months ended December 31, 2005, respectively.

NOTE 8 - LINE OF CREDIT
On May 13, 2005, the Company entered into a $1,750,000 line-of-credit agreement with Entrepreneur Growth Capital, LLC. The loan is secured by accounts receivable, inventory and certain other assets as defined in the agreement. The line carries interest at Citibank's prime rate, plus 4% (11.25% at December 31, 2005) per annum not to exceed 24% with a minimum interest of $11,000 per month. The line also requires an annual facility fee of 2% of the total available facility limit and monthly collateral management fees equal to .025%. The outstanding balance fluctuates over time. The balance due as of December 31, 2005 is $1,452,225 and $297,775 was available under this credit line.

NOTE 9 - NOTES PAYABLE
On May 13, 2005, the Company entered into a term loan with Northfield Savings Bank for $3,250,000. Principal and interest are payable in monthly installments of approximately $21,400 which commenced July 1, 2005. The initial interest rate is 6.25% per annum on the unpaid principal balance for the first five years, to be reset every fifth anniversary date at 3% over the five year treasury rate, but not lower than the initial rate; at that time the monthly payment will be reset. At the maturity date of June 1, 2030, all remaining amounts are due. As of December 31, 2005 the Company was in default of two non-financial covenants under this agreement for which the Company has reviewed a waiver. The balance outstanding on this note at December 31, 2005 was approximately $3,223,000.

The Note is secured by Company-owned real property located in Rockaway, New Jersey and an assignment of leases and rents at such location. The interest rate on default is 4% per annum above the interest rate then in effect.

On August 27, 1999, the Company entered into a note related to the purchase of equipment and facilities from B & B Fuels Inc. The total principal of the note originally was $145,000. The note is payable in the monthly amount of principal and interest of $1,721 with an interest rate of 7.5% per year through August 27, 2009. The note is secured by a mortgage granted by Able Energy New York, Inc. on property at 2 and 4 Green Terrace and 4 Horicon Avenue, Town of Warrensburg, Warren County, New York. The balance due on this note at December 31, 2005 was approximately $ 66,000.

Maturities of the notes payable as of December 31, 2005 are as follows:

        For the Year                               Principal
        Ending December 31,                         Amount
        -------------------------               --------------
                2006                            $       73,741
                2007                                    78,701
                2008                                    83,996
                2009                                    82,700
                2010                                    73,769
                Thereafter                           2,895,720
                                                --------------
                Total                           $    3,288,627
                                                ==============

NOTE 10 - CAPITAL LEASES PAYABLE
The Company has entered into various capital leases for equipment expiring through December 2010, with aggregate monthly payments of approximately $34,000. During the six months ended December 31, 2005 the Company purchased equipment under capital lease of approximately $215,000.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2005:

        For the Year
        Ending December 31,                                 Amount
        -------------------------                       --------------
                2006                                    $      381,253
                2007                                           324,441
                2008                                           301,611
                2009                                           157,872
                2010                                            55,934
                                                        --------------
                Total minimum lease payments                 1,221,111
                Less amount representing interest              171,092
                                                        --------------
                Present value of net minimum
                  lease payments                             1,050,019
                                                        --------------
                Less current maturities                        307,716
                                                        --------------
                Long-term maturities                    $      742,303
                                                        ==============

NOTE 11 - CONVERTIBLE DEBENTURES

On July 12, 2005, the Company consummated a financing in the amount of $2.5 million. Under such financing the Company sold debentures evidenced by a Variable Rate Convertible Debenture (the "Convertible Debentures"). The Convertible Debentures had a term of two years from the date of issuance, amended November 18, 2005 to 25 months, subject to the occurrence of an event of default, with interest payable at the rate per annum equal to LIBOR for the applicable interest period, plus 4% payable on a quarterly basis. The Convertible Debentures may be converted at the option of the holders into shares of the Company's common stock at a conversion price of $6.50 per share. In addition, the purchasers received five year warrants to purchase 192,308 shares of common stock at an exercise price of $7.15 per share. The Company has an optional redemption right (which right shall be mandatory upon the occurrence of an event of default) to repurchase all of the Convertible Debentures for 125% of the face amount of the Convertible Debentures plus all accrued and outstanding interest and expenses, as well as a right to repurchase all of the Convertible Debentures in the event of the consummation of a new financing in which the Company sells securities at a purchase price that is below the $6.50 conversion price. Closing expenses relating to this transaction totaled $315,000, including a $250,000 broker fee and $65,000 in various legal expenses.

The Company allocated the proceeds from the issuance of the Convertible Debentures and warrants based on their respective fair values and included $900,000 in additional paid in capital related to the warrants. In addition, the conversion feature of the Convertible Debentures is characterized as a "beneficial conversion feature." Pursuant to Emerging Issues Task Force Issue No. 00-27, the Company has determined that the value of the beneficial conversion feature is $1,600,000. Accordingly, the Company has discounted the balance of the Convertible Debentures as of the date of issuance and included $1,600,000 in additional paid in capital. The beneficial conversion feature is amortized from the date of issuance to the stated redemption date of July 12, 2007, of which $1,207,004 and $1,485,537 was amortized to expense during the three and six months ended December 31, 2005, respectively.

During December 2005 debentures totaling $1,177,500 in principal amount plus accrued interest totaling $45,914 were converted into 188,218 shares of the Company's common stock. The amortization of discounts on debt included $902,238 for both the three and six months ended December 31, 2205 in connection with the conversion.

The Company also originally granted to the purchasers who acquired the Convertible Debentures an additional investment right, for a period of eighteen months from the date the resale prospectus was to be declared effective, to purchase units consisting of convertible debentures in the aggregate amount of up to $15,000,000 (the "Additional Debentures") and common stock purchase warrants equal to 50% of the face amount of such Additional Debentures (the "Additional Warrants"). On November 18, 2005, the rights of the Company and the purchasers relating to the Additional Debentures and Additional Warrants were eliminated as of November 16, 2005, and the purchase agreement was amended to issue the purchasers a series of warrants (the "New Warrants") with an exercise price of $7.50 per share. In the aggregate, the New Warrants permit the holders to acquire up to 5.25 million shares of the Company's common stock upon proper exercise. Notwithstanding the foregoing, until the required stockholder approvals are obtained, the purchasers have agreed not to convert any Debentures or exercise any Additional Warrants or New Warrants which in the aggregate would exceed 19.999% of the number of shares of the Company's common stock on the trading day prior to the date of the purchase agreement.

NOTE 12 - DEFERRED COMPENSATION
During December 2005, the Company entered into a consulting agreement, which included the issuance of options to purchase 25,000 shares of the Company's common stock at an excercise price of $8.09, the market price on the day of grant (December 15, 2005). The company recorded these options as deferred compensation at a fair value of $174,430 using the Black-Scholes option pricing model. The fair value of these options are being amortized over the 2 year life of the consulting agreement. The related assumptions used to develop the estimates are as follows:

        Risk-free interest rate                      3.8%
        Expected volatility                        207.2%
        Dividend yield                                  -
        Expected life                             2 years

NOTE 13 - COMMITMENTS AND CONTINGENCIES
PURCHASE COMMITMENTS
The Company is obligated to purchase number 2 oil under various contracts with its suppliers, all of which are expected to be fulfilled with no adverse consequences material to the Company's operations or financial condition. As of December 31, 2005 total open commitments under these contracts, through April 2006 are approximately $3,776,000.

SECURITIES ISSUES
On October 13, 2005, the Company received a letter from the Nasdaq Listing Qualifications Staff ("Nasdaq"), notifying the Company that it was not in compliance with Marketplace Rule 4310(c)(2)(B)(ii) (the "Rule"). The Rule requires the Company to have a minimum $35 million in market value of listed securities, or $2.5 million in shareholders' equity or $500,000 in net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. Nasdaq informed the Company that it would be provided 30 calendar days, or until November 14, 2005, to regain compliance with the Rule.

The Company was required to demonstrate compliance with the Rule by November 14, 2005 by either:

        |X| showing aggregate market value of its common stock in excess of $35 million for a minimum of 10 consecutive business days, or

        |X| increasing its shareholders' equity to an amount which exceeds $2.5 million.

The shareholders' equity reported in the Company's Quarterly Report on Form 10-QA, Amendment Number 3 for the quarter ended September 30, 2005 was $4,784,084, which exceeded the $2.5 million required under the Rule. Nasdaq has determined that the matters set forth in its October 13, 2005 letter to the Company have been closed.

On March 1, 2005, the Company entered into an amendment (the "Agreement") to an existing consultant agreement with Summitt Ventures, Inc. ("Summitt"). The value of the consideration contemplated to be rendered by Summitt to the Company under the Agreement was $71,428 and the Company issued 142,857 shares of the Company's common stock (the "Shares"), valued at $0.50 per share, as payment. The Shares at the time of issue were unregistered, restricted shares of the Company and not subject to any registration requirement. The shares were offered only to Summitt in connection with the Agreement and, thus, were exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended, as not being a part of any public offering. The Shares are not convertible into any other class or series of equity of the Company. No proceeds were received by the Company at the time of issuance of the Shares and no proceeds have been received by the Company on account of the Agreement. On September 22, 2005, the Company terminated the Agreement with Summitt, with cause, and on October 13, 2005, the Company notified Summitt that it was canceling the certificate evidencing the Shares on the grounds that, among other things, Summitt induced the Company to enter into the Agreement through misrepresentation.

EMPLOYMENT AGREEMENTS
On October 12, 2005, the Company entered into a one year employment agreement with Gregory Frost, the Company's CEO. Pursuant to the agreement, he will be paid an annual salary $250,000 and will be eligible for an annual bonus and stock option grants which will be separately determined by the Compensation Committee of the Board of Directors. The agreement also allows for a one-year automatic renewal unless notice of non-renewal is given.

On July 1, 2004, the Company entered into a three-year employment agreement with Christopher Westad, the Company's President. Pursuant to the agreement, he will be paid an annual salary $141,600 and will be eligible for an annual bonus and stock option grants which will be separately determined by the Compensation Committee of the Board of Directors.

On July 1, 2004, the Company entered into a three-year employment agreement with John Vrabel, the President of PriceEnergy.com, Inc. Pursuant to the agreement, he will be paid an annual salary $141,600 and will be eligible for an annual bonus and stock option grants which will be separately determined by the Compensation Committee of the Board of Directors.

LITIGATION
The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial condition, competitive position, or capital expenditures of the Company.

Related to its 1999 purchase of the property on Route 46, Rockaway, New Jersey, the Company settled a lawsuit with a former tenant of the property and received a lump sum settlement of $397,500. This sum was placed in an attorney's escrow account for payment of all environmental remediation costs. Able Energy Terminal, LLC has paid costs of $102,956 through December 31, 2005, which are included in prepaid expenses and must be presented to the attorney for reimbursement. The environmental remediation is currently in progress on this property with the majority of the remediation is to be completed within this calendar year.

Following an explosion and fire that occurred at the Company's Facility in Newton, NJ on March 14, 2003, and through the subsequent clean up efforts, the Company has cooperated fully with all local, state and federal agencies in their investigations into the cause of this accident.

All violation charges with the New Jersey Department of Community Affairs and OSHA have been settled and paid as of December 31, 2005.

The Sussex County, New Jersey, Prosecutor's Office conducted an investigation as a result of the March 14, 2003 explosion and fire. At a hearing on July 27, 2005, the Company entered a guilty plea to one count of negligently damaging property, a fourth degree offense, and paid a $20,000 fine. The Company's guilty plea cannot be used against it in any civil action. In addition, the Company's President, former CEO and a propane delivery driver entered into a pre-trial intervention agreement, conditioned upon 250 hours of community service over a two year period.

A lawsuit (known as Hicks vs. Able Energy, Inc.) has been filed against the Company by residents who allegedly suffered property damages as a result of the March 14, 2003 explosion and fire. The Company's insurance carrier is defending the Company as it related to compensatory damages. The Company has retained separate legal counsel to defend the Company against the punitive damage claim. On June 13, 2005, the Court granted a motion certifying a plaintiff class action which is defined as "All Persons and Entities that on and after March 14, 2003, residing within a 1,000 yard radius of Able Oil Company's fuel depot facility and were damaged as a result of the March 14, 2003 explosion". The class certification is limited to economic loss and specifically excludes claims for personal injury from the Class Certification. The Company believes that the Class Claims for compensatory damages is within the available limits of its insurance.

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

In addition to the class action, seven property owners, who were unable to reach satisfactory settlements with the Company's insurance carrier, have filed lawsuits for alleged property damages suffered as a result of the March 14, 2003 explosion and fire. Also, the Company's insurance carrier is defending the Company as it related to the property damage claims. Punitive damage claims are being defended by the Company's separate counsel. The Company believes that compensatory damage claims are within the available limits of insurance and reserves for losses have been established, as deemed appropriate, by the insurance carrier. There was a total of approximately 227 claims filed against the Company for property damages and approximately 220 claims have been settled by the Company's insurance carrier resulting in the remaining seven lawsuits as described in this paragraph.

The Company in the normal course of business has been involved in lawsuits. Current suits are being defended by the insurance carrier and should be covered by insurance and legal counsel is defending on punitive damage claims as noted above. The Company believes that the outcome of the above mentioned legal matters will not have a material effect on the Company's condensed consolidated Financial Statements.

NOTE 14 - RELATED PARTY TRANSACTIONS
The following officers of this Company own stock in the subsidiary, PriceEnergy.Com, Inc., which they incorporated in November 1999:

        Former Chief Executive Officer                        23.5%
        President                                              3.6%
        Chief Operating Officer                                2.3%

No capital contributions have been made by these officers (See Notes 1 and 7).

The Company entered into a consulting agreement with its former Chief Executive Officer ("CEO") on February 16, 2005. The agreement is for two years and provides for annual fees of $60,000 to be paid in monthly installments. In addition, the former CEO received options, which were fully vested upon grant, to purchase 100,000 shares of the Company's common stock at $4.00 per share. The options were exercised on July 7, 2005. The former CEO was paid $15,000 and $30,000 related to this agreement during the three and six months ended December 31, 2005, respectively.

On February 22, 2005, the Company borrowed the sum of $500,000 from Able Income Fund, LLC ("Able Income"). The loan was evidenced by a promissory note (the "Note") issued by the Company to the order of Able Income in the principal amount of $500,000 bearing interest at the rate of 14% per annum payable interest only in the amount of $5,833 per month with the principal balance and any accrued unpaid interest due and payable on May 22, 2005. The Note was secured by a mortgage on property located in Warrensburg Industrial Park, Warrensburg, New York, owned by Able Energy New York, Inc. One of the owners of Able Income is Timothy Harrington, the former Chief Executive Officer of the Company. The maturity date of the Note was extended to August 22, 2005. Able Income agreed to surrender the note as of September 30, 2005, in exchange for 57,604 shares of the Company's common stock. The number of shares exchanged was determined by dividing the principal balance of the Note, together with all accrued and unpaid interest thereon as of December 31, 2005, by $8.68, representing a 20% discount off the average closing price of the Company's stock as listed on the Nasdaq SmallCap Market for the period from October 3, 2005 through October 14, 2005. Note conversion expense of $125,000 was recorded during the period related to this transaction. Interest expense related to the note payable paid to Able Income during the three and six months period ended December 31, 2005 was approximately $35,000.

The Company entered into a Stock Purchase Agreement in June 2005 ("Purchase Agreement") with all of the stockholders (the "Sellers") of All American Plazas, Inc. ("All American") to purchase substantially all of the business of All American. The transaction is expected to be consummated during the first half of 2006, upon receipt of the required approval by our stockholders. All American currently owns approximately 35% of the Company's outstanding shares. The Company's CEO, Chairman and General Counsel, Gregory D. Frost, formerly served as a director and the General Counsel of All American until his resignation on March 31, 2005, and the Company's Vice President Business Development, Frank Nocito, is Vice President of All American. In addition, one of the

Company's directors, Stephen Chalk, performs certain paid consulting services in the area of real estate development for All American. At the closing, the Company will deliver to the Sellers 11,666,667 shares of the Company's restricted common stock, par value $.001 per share, at $3.00 per share for an aggregate purchase price of $35,000,000.

All American consummated a financing that, if the acquisition of All American is consummated, will impact the Company. Pursuant to the terms of the Securities Purchase Agreement dated June 1, 2005 (the "Agreement") between All American and certain purchasers, the purchasers loaned All American an aggregate of $5,000,000, evidenced by Secured Debentures also dated June 1, 2005 (the "Debentures"). It is currently contemplated that if the Able/All American transaction is consummated, the stockholders of All American will escrow a sufficient number of shares to satisfy the conversion of the $5,000,000 in outstanding Debentures in full. Pursuant to the terms of the Securities Purchase Agreement dated January 20, 2006 (the "Agreement") between All American and certain purchasers, the purchasers loaned All American an aggregate of $2,500,000, evidenced by Secured Debentures also dated January 20, 2006 (the "Debentures"). It is currently contemplated that if the Able/All American transaction is consummated, the shareholders of All American will escrow a sufficient number of shares to satisfy the exchange of the $2,500,000 in outstanding Debentures for convertible debentures to purchase our common stock at $3.00 per share, 50% warrant coverage at $3.75 exercise price and certain additional pro rata investment rights.

If the Company consummates the acquisition of All American, upon such consummation, the Company will assume the obligations of All American under the Agreement, the Debentures and the Additional Investment Rights Agreement through the execution of a Securities Assumption, Amendment and Issuance Agreement, Registration Rights Agreement, Common Stock Purchase Warrant Agreement and Variable Rate Secured Convertible Debenture Agreement, each between the Purchasers and the Company.

On July 27, 2005, as amended January 13, 2006, the Company made a loan in the amount of $1,730,000 to All American Plazas, Inc. ("All American"), and All American executed and delivered a promissory note for the full amount of the loan in favor of the Company. Under the terms of the promissory note, the outstanding principal of the loan bears interest at the rate of 3.5% per annum. All payments of principal and accrued interest are payable in full by March 20, 2006. However, All American has the right to extend the repayment of principal and interest for thirty days upon written request. The promissory note is secured by certain real estate of All American and a lien on 1,000,000 shares of the Company's common stock held by All American. These shares have a pre-existing lien held by the Company's former Chief Executive Officer.

In connection with two loans entered into by the Company in May 2005 (see Notes 8 and 9), fees in the amount of $167,500 were paid to Unison Capital Corporation ("Unison"), a company owned by an officer of the Company. This individual also has a related party interest to All American.

Subsequent to the payments being made and based on discussions with Unison it was determined the $167,500 was an inappropriate payment to a related party and Unison has agreed to reimburse this amount to the Company. On October 3, 2005, The Company entered into a note agreement with Unison whereby Unison will repay the balance plus interest at 6% per year. Interest is due in monthly installments with the principal being due in full on September 29, 2006.

During the three months ended December 31, 2005 the Company paid consulting fees amounting to approximately $39,000 to a company owned by a member of the Company's board of directors. During the six months ended December 31, 2005 the Company paid consulting fees amounting to approximately $44,000 to a company owned by a member of the Company's board of directors. At December 31, 2005 the balance of consulting fees payable to this related party was approximately $10,000.

NOTE 15 - PRODUCT INFORMATION
The Company sells several types of products and provides services. Following are sales by product groups and services:

                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                      DECEMBER 31,                           DECEMBER 31,
                                           -----------------------------------    -----------------------------------
                                                 2005               2004                2005               2004
                                           ----------------   ----------------    ----------------   ----------------
        Number 2 heating oil               $     14,432,409   $     12,140,035    $     21,230,872   $     15,539,948
        Gasoline, Diesel Fuel, Kerosene,
          Propane and Lubricants                  7,021,614          5,749,849          12,632,114          9,876,896
        Equipment Sales, Services and
          Installation                              886,153          1,098,214           1,608,604          1,793,099
                                           ----------------   ----------------    ----------------   ----------------

        Net Sales                          $     22,340,176   $     18,988,098    $     35,471,589   $     27,209,943
                                           ================   ================    ================   ================

NOTE 16 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
SHARE-BASED PAYMENT
In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." Statement 123(R) supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Statement is effective for fiscal years beginning after June 15, 2005.

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

The Company has adopted Statement 123(R) on July 1, 2005 using the modified prospective method. The impact of this Statement was immaterial to our Condensed Consolidated financial statements.

In June 2005, the FASB published Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date. The application of this pronouncement is not expected to have an impact on the Company's Consolidated financial position, results of operations, or cash flows.

The Emerging Issues Task Force ("EITF") reached a tentative conclusion on EITF No. 05-1, "Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer's Exercise of a Call Option" ("EITF No. 05-1") that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer's exercise of a call option pursuant to the original terms of the instrument. The consensus for EITF No. 05-1 has not been finalized. The adoption of this pronouncement is not expected to have an impact on our Consolidated financial position, results of operations, or cash flows.

In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered `conventional' for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized. In July 2005, the Company entered into a private placement agreement for convertible debentures, a registration rights agreement and warrants in connection with the private placement (see Note 11). Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for uncapped liquidated damages, the Company determined that the registration rights is a derivative liability. However due to various factors including substantial conversion of these debentures and the registration statement becoming effective in December 2005, the value of the registration rights was deemed to be de minimus and therefore no liability was recorded in the Condensed Consolidated financial statements.

NOTE 17 - SUBSEQUENT EVENTS
During the period from January 1, 2006 through February 6, 2006 a total of $1,117,000 in principal amount of convertible debentures were converted into 171,864 shares of the Company's common stock (which, together with the debentures converted in December 2005, brought the aggregate principal amount of convertible debentures converted to $2,294,500).

On February 3, 2006, 60,500 shares were issued upon the exercise of warrants sold in the July 12, 2005 private placement, as amended on November 16, 2005, for an aggregate exercise price of $453,750.

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

OVERVIEW

Able Energy Inc. ("Able") was incorporated in Delaware in 1997. Able Oil, a wholly owned subsidiary of Able, was established in 1989 and sells both residential and commercial its heating oil and complete HVAC service to it heating oil customers. Able Energy NY, a wholly owned subsidiary of Able, sells residential and commercial heating oil, propane diesel fuel, and kerosene to customers around the Warrensburg NY area. Able Melbourne, a wholly owned subsidiary of Able, was established in 1996 and sells various grades of diesel fuel around the Cape Canaveral FL area. PriceEnergy.com, Inc., a majority owned subsidiary of Able, was established in 1999 and has developed an internet platform that has extended the Company's ability to sell and deliver liquid fuels and related energy products.

Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for us to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include:

        |X|     Commodity Supply
        |X|     Commodity Pricing
        |X|     Customers Converting to Natural Gas
        |X|     Alternative Energy Sources
        |X|     Winter Temperature Variations (Degree Days)
        |X|     Customers Moving Out of The Area
        |X|     Legislative Changes
        |X|     The Availability (Or Lack of) Acquisition Candidates
        |X|     The Success of Our Risk Management Activities
        |X|     The Effects of Competition
        |X|     Changes in Environmental Law
        |X|     General Economic, Market, or Business Conditions

We undertake no obligation to update or revise any such forward-looking statements.

CRITICAL ACCOUNTING POLICIES

We consider the following policies to be the most critical in understanding the judgments involved in preparing the condensed consolidated financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

                                                                                                    FOR THE          FOR THE
                                                                                                     THREE             SIX
                                                                                                     MONTHS           MONTHS
                                       FOR THE THREE MONTHS             FOR THE SIX MONTHS           ENDED            ENDED
                                         ENDED DECEMBER 31,              ENDED DECEMBER 31,        DECEMBER 31,     DECEMBER 31,
                                   ----------------------------    ----------------------------   -------------    -------------
                                                                                                    2005 VS.         2005 VS.
                                       2005            2004            2005            2004           2004             2004
                                   ------------    ------------    ------------    ------------   -------------    -------------
Net sales                             100.0    %      100.0    %      100.0    %      100.0    %      17.7    %        30.4    %
Cost of sales                          90.9            90.6            91.7            91.2           18.1             31.1
                                   ------------    ------------    ------------    ------------
Gross Profit                            9.1             9.4             8.3             8.8           13.2             22.8
Selling general and
administrative                          9.2             7.5            10.2             9.3           45.5             42.5
Depreciation and
amortization                            1.6             1.7             1.8             2.2           16.9              8.2
                                   ------------    ------------    ------------    ------------
(Loss) income from
operations                             (1.7)            0.4            (3.7)           (2.7)        (690.8)            78.3
Interest and other income               0.2             0.4             0.2             0.4          (49.8)           (14.8)
Interest expense                       (1.0)           (0.5)           (1.1)           (0.6)         142.3            131.1
Note conversion expense                (0.6)              -            (0.4)              -              *                *
Amortization of discount on debt       (5.4)              -            (4.2)              -              *                *
                                   ------------    ------------    ------------    ------------
(Loss) income before
provision for income taxes             (8.5)            0.3            (9.1)           (3.0)             *                *
Provision for income taxes             (0.0)           (0.0)           (0.0)           (0.0)             *                *
                                   ------------    ------------    ------------    ------------
Net (Loss) Income                      (8.5)            0.3            (9.1)           (3.0)             *                *
                                   ============    ============    ============    ============

* Not meaningful

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

Revenue for the three months ended December 31, 2005 increased approximately $3.4 million or 17.7% over the three months ended December 31, 2004. This increase can be attributed primarily to the pass-through of fuel oil costs to customers and an increase in the volume sold of number 2 heating oil of approximately 2%, offset by the impact of marketing changes in the way the Company sells to its discount customers.

Gross profit margins for the three months ended December 31, 2005 decreased to 9.1% from 9.4% for the three months ended December 31, 2004. The decrease in gross profit margin was the result of the dramatically rising product costs during the period. Retail pricing was adjusted as necessary to cover most of the increases while continuing to maintain the Company's competitive position in the marketplace. Gross profit margin was also affected by a strong increase in sales of our PriceEnergy subsidiary in our present market area as a result of PriceEnergy's contractual relationship with BJ's Wholesale Club, the amendment of which is being negotiated by the Company.

Selling, general and administrative expenses for the three months ended December 31, 2005 increased by approximately $645,000 or 45.5% compared to the three months ended December 31, 2004. The Company attributes this increase primarily to an increase in professional fees of approximately $192,000 related to general corporate matters, including SEC filings and potential acquisitions, an increase in payroll costs related to the addition of key management positions of approximately $156,000, an increase in credit card processing fees of approximately $92,000 which relates partly to the increase in revenue and the shift of customer payment methods to more credit card based payment, and an increase of approximately $109,000 in the Company's reserve related to uncollectable accounts receivable.

Depreciation and amortization expense for the three months ended December 31, 2005 increased by approximately $52,000 or 16.9% compared to the three months ended December 31, 2004. This increase was primarily related to the amortization of deferred financing costs related to the conversion of debentures during the period.

Operating loss for the three months ended December 31, 2005 was approximately $394,000 compared to operating income of approximately $67,000 for the three months ended December 31, 2004. The net increase in the operating loss for the period was directly related to an increase in selling, general and administrative expenses partially offset by an overall improvement in gross margin dollars.

Other income (expenses) increased to a net expense of approximately $1.5 million in the three months ended December 31, 2005 from approximately $5,000 in the three months ended December 31, 2004. The increase is primarily related to an increase in interest expense of approximately $127,000 related to debt financing and issuance of convertible debentures entered into during July 2005, a non-cash charge of approximately $1.2 million related to the amortization of the beneficial value ascribed to conversion rights of the convertible debentures and value of warrants issued in connection with the convertible debentures and a non-cash charge of $125,000 related to the note conversion.

Our effective tax rate for the three months ended December 31, 2005 and the three months ended December 31, 2004 is negligible. The difference in the Company's effective tax rate from the federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets.

Net loss for the three months ended December 31, 2005 was approximately $1.9 million compared to net income of approximately $54,000 for the three months ended December 31, 2004. The net change is directly related to an increase in selling, general and administrative expenses and the increase in interest and other expenses, partially offset by an overall improvement in gross margin dollars.

SIX MONTHS ENDED DECEMBER 31, 2005 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2004

Revenue for the six months ended December 31, 2005 increased approximately $8.3 million or 30.5% over the six months ended December 31, 2004. This increase can be attributed primarily to the pass-through of fuel oil costs to customers and an increase in the volume sold of number 2 heating oil of approximately 4%, offset by the impact of marketing changes in the way the Company sells to its discount customers.

Gross profit margins for the six months ended December 31, 2005 decreased to 8.3% from 8.8% for the six months ended December 31, 2004. The decrease in gross profit margin was the result of the dramatically rising product costs during the period. Retail pricing was adjusted as necessary to cover most of the increases while continuing to maintain the Company's competitive position in the marketplace. Gross profit margin was also affected by a strong increase in sales of our PriceEnergy subsidiary in our present market area.

Selling, general and administrative expenses for the six months ended December 31, 2005 increased by approximately $1.1 million or 42.5% compared to the six months ended December 31, 2004. The Company attributes this increase primarily to an increase in professional fees of approximately $368,000 related to general corporate matters, including SEC filings and potential acquisitions, an increase in payroll costs related to the addition of key management positions of approximately $312,000, an increase in credit card processing fees of approximately $204,000 which relates partly to the increase in revenue and the shift of customer payment methods to more credit card based payment, and an increase of approximately $109,000 in the Company's reserve related to uncollectable accounts receivable.

Depreciation and amortization expense for the six months ended December 31, 2005 increased by approximately $49,000 or 8.2% compared to the six months ended December 31, 2004. This increase was primarily related to the amortization of deferred financing costs related to the conversion of debentures during the period.

Operating loss for the six months ended December 31, 2005 was approximately $1.3 million compared to approximately $746,000 for the six months ended December 31, 2004. The net increase in the operating loss for the period was directly related to an increase in selling, general and administrative expenses partially offset by an overall improvement in gross margin dollars.

Other income (expenses) increased to a net expense of approximately $1.9 million in the six months ended December 31, 2005 from approximately $63,000 in the six months ended December 31, 2004. The increase is primarily related to an increase in interest expense of approximately $119,000 related to debt financing and issuance of convertible debentures entered into during July 2005, a non-cash charge of approximately $1.5 million related to the amortization of the beneficial value ascribed to conversion rights of the convertible debentures and value of warrants issued in connection with the convertible debentures and a non-cash charge of $125,000 related to the note conversion.

Our effective tax rate for the six months ended December 31, 2005 and the six months ended December 31, 2004 is negligible. The difference in the Company's effective tax rate from the federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets.

Net loss for the six months ended December 31, 2005 was approximately $3.2 million compared to approximately $819,000 for the six months ended December 31, 2004. The net change is directly related to an increase in selling, general and administrative expenses and the increase in interest and other expenses, partially offset by an overall improvement in gross margin dollars.

LIQUIDITY AND CAPITAL RESOURCES

We had working capital of approximately $1.5 million at December 31, 2005 compared to a working capital deficit of approximately $400,000 at June 30, 2005. The working capital increase of approximately $1.9 million was primarily due to issuance of convertible debentures of $2.5 million, the issuance of common stock through the exercise of outstanding options and warrants of approximately $1.1 million, and the conversion of note payable into equity of $0.5 million. This increase was partially offset by a net loss of approximately $3.2 million.

In May 2005, we entered into a $1,750,000 line of credit agreement with Entrepreneurs Growth Capital, LLC. The line is collateralized by accounts receivable and inventories. Outstanding balances under the loan bear interest at an annual rate equal to the Citibank's prime rate plus 4%. As of December 31, 2005, approximately $1.5 million was outstanding and $250,000 was available under this credit line.

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

On July 27, 2005, as amended January 13, 2006 the Company made a loan of $1,730,000 to All American Plazas, Inc. which currently owns approximately 35% of the Company's outstanding shares. The funds were disbursed from the financing proceeds of $2.5 million described above. Under the note, the loan bears interest at 3.50% per annum and is secured by certain real estate of All American and the 1,000,000 shares of Able Energy, Inc. Common Stock owned by All American Plazas, Inc.

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

MATERIAL COMMITMENTS

The following schedule summarizes our contractual obligations as of December 31, 2005 in the periods indicated.

-------------------------------------------------------------------------------------------------------------------------
                                                                      PAYMENTS DUE BY PERIOD
                                           ------------------------------------------------------------------------------
                CONTRACTUAL                                 LESS THAN                       MORE THAN
                OBLIGATIONS                    TOTAL          1 YEAR        1-3 YEARS       3-5 YEARS         5 YEARS
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                             $   4,741,000  $   1,526,000   $    163,000     $    156,000    $   2,896,000
-------------------------------------------------------------------------------------------------------------------------
Capital Lease Obligations                      1,221,000        381,000        626,000          214,000
-------------------------------------------------------------------------------------------------------------------------
Operating Leases                                  98,000         93,000          5,000                -
-------------------------------------------------------------------------------------------------------------------------
Unconditional Purchase Obligations             3,776,000      3,776,000              -                -
-------------------------------------------------------------------------------------------------------------------------
Other Long-Term Obligations                      688,000        548,000        140,000                -
-------------------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations         $  10,524,000  $   6,324,000   $    934,000     $    370,000    $   2,896,000
-------------------------------------------------------------------------------------------------------------------------

As of December 31, 2005, there were no other off balance sheet arrangements.

SEASONALITY

The Company's business is directly related to the heating needs of its customers. Accordingly, the weather can have a material effect on the Company's sales in any particular year. Generally, however, the temperatures in the past thirty years have been relatively stable, and as a result, have not had a significant impact on the Company's performance, except on a short-term basis. In the years 1997 and 2001, "El Nino" caused two of the warmest winters on record, which impacted home heating oil sales during the 1997-1998 and 2001-2002 winter seasons. The winter of 2004-2005 recorded temperatures for the season which were normal for New Jersey, the Company's primary delivery area.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. All of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At December 31, 2005, the Company had approximately $5.0 million of outstanding long-term debt and convertible debentures. Although the Company's assets included approximately $2.9 million in cash and cash equivalents, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the acting chief executive officer ("Acting CEO") (who ceased performing the duties of Acting CEO on October 13, 2005), current chief executive officer ("Current CEO") (who became the Current CEO on October 13, 2005) and chief financial officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, which included full consideration of the facts surrounding the accounting errors described below, the Company's management, including the Acting CEO, current CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005. The occurrence of the errors relating to the allocation of proceeds from, recognition of a beneficial conversion feature, balance sheet classification of the discount recorded and footnote disclosure relating to, the convertible debentures and warrants sold by the Company in a private placement on July 12, 2005, the correction of each of which resulted in a restatement of the Company's consolidated financial statements for the three-month period ended September 30, 2005, was determined to have resulted from errors in the application of applicable accounting principles as opposed to inadequacies in the Company's disclosure controls and procedures.

There were no significant changes in the Company's internal control over financial reporting in the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) On July 12, 2005, the Company consummated a financing with certain purchasers identified in the Securities Purchase Agreement dated as of July 12, 2005 (collectively the "Purchasers"), in a transaction permitted under section 4(2) of the Securities Act of 1933, in the amount of $2.5 million.

Pursuant to the terms of the Securities Purchase Agreement dated as of July 12, 2005 (the "Agreement") among Able Energy, Inc., and the Purchasers, the Purchasers purchased Debentures in the aggregate amount of $2.5 million evidenced by a Variable Rate Convertible Debenture also dated July 12, 2005 (the "Debenture"). The Debentures shall be repaid within two years from the date of issuance, subject to the occurrence of an event of default, with interest payable at the rate per annum equal to LIBOR for the applicable interest period, plus 4% payable on a quarterly basis on April 1st, July 1st, October 1st and January 1st, beginning on the first such date after the date of issuance of the Debentures.

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

In December 2005, debentures totaling $1,177,500 in principal amount plus accrued interest thereon of $45,914 were converted into 188,218 shares of the Company's common stock.

(b) Non-applicable

(c) None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(a) 1. On March 1, 2005, the Company entered into an amendment (the "Agreement") to an existing consultant agreement with Summitt Ventures, Inc. ("Summitt"). The value of the consideration contemplated to be rendered by Summitt to the Company under the Agreement was $71,428 and the Company issued 142,857 shares of the Company's common stock (the "Shares"), valued at $0.50 per share, as payment. The Shares at the time of issue were unregistered, restricted shares of the Company and not subject to any registration requirement. The shares were offered only to Summitt in connection with the Agreement and, thus, were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as not being a part of any public offering. The Shares are not convertible into any other class or series of equity of the Company. No proceeds were received by the Company at the time of issuance of the Shares and no proceeds have been received by the Company on account of the Agreement. On September 22, 2005, the Company terminated the Agreement with Summitt, with cause, and on October 13, 2005, the Company notified Summitt that it was canceling the certificate evidencing the Shares on the grounds that, among other things, Summitt induced the Company to enter into the Agreement through misrepresentation.

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

The Company was required to demonstrate compliance with the Rule by November 14, 2005 by either:

        |X| showing aggregate market value of its common stock in excess of $35 million for a minimum of 10 consecutive business days, or

        |X| increasing its shareholders' equity to an amount which exceeds $2.5 million.

The shareholders' equity reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 was $4,784,084, which exceeded the $2.5 million required under the Rule. Nasdaq has determined that the matters set forth in its October 13, 2005 letter to the Company have been closed.

(b) None.

ITEM 6. EXHIBITS

        10.1 Employment Agreement between Able Energy, Inc. and Gregory D. Frost, dated as of October 13, 2005 (incorporated by reference to exhibit 99.1 to the registrant's Current Report on Form 8-K filed October 19, 2005).

        10.2 Amendment Agreement between Able Energy, Inc. and the Holders signatory thereto, dated as of November 16, 2005 (incorporated by reference to exhibit 99.1 to the registrant's Current Report on Form 8-K filed November 18, 2005).

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


FEBRUARY 16, 2006