Form 10-Q
period 2006-03-31
ABLE ENERGY INC
filed 2006-05-15
CIK 1065728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
☒    Yes   ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐    Yes    ☒    No

As of May 9, 2006, 3,128,923 shares of common stock, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.

ABLE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q

For the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2006	2005
ASSETS	(unaudited)
Current Assets:
Cash	$1,605,404	$1,754,318
Accounts receivable, net of allowance for doubtful accounts of approximately $472,000 and $238,000 at March 31, 2006 and June 30, 2005, respectively	3,526,628	2,876,900
Inventories	1,021,456	726,987
Notes receivable - current portion	276,962	282,826
Deferred income taxes	-	64,776
Notes receivable - related parties	1,904,457	-
Prepaid expenses and other current assets	700,313	591,840
Total Current Assets	9,035,220	6,297,647

Property and equipment, net	4,528,837	4,284,147
Deferred income taxes	-	45,091
Security deposits	84,918	54,918
Notes receivable - less current portion	849,182	1,099,435
Intangible assets, net	548,418	683,416
Deferred financing costs, net	164,656	357,246
Prepaid acquisition costs	311,940	-
Total Assets	$15,523,171	$12,821,900
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,939,705	$2,306,626
Line of credit	1,115,741	1,015,468
Notes payable, current portion	74,951	516,610
Capital leases payable, current portion	316,125	321,602
Customer pre-purchase payments	2,086,864	2,457,384
Unearned income	228,579	79,679
Total Current Liabilities	6,761,965	6,697,369

Convertible debentures, net of unamortized discount of $86,078	46,422	-
Deferred income taxes	-	104,517
Notes payable, less current portion	3,195,688	3,307,103
Capital leases payable, less current portion	685,250	654,796
Total Liabilities	10,689,325	10,763,785

Commitments and contingencies

Stockholders' Equity:
Preferred stock; authorized 10,000,000 shares par value $.001 per share issued - none	-	-
Common stock $.001 par value; 10,000,000 shares authorized; 3,031,920 and 2,457,320 shares issued and outstanding at March 31, 2006 and June 30, 2005, respectively	3,032	2,457
Additional paid-in capital	14,224,220	6,481,102
Accumulated deficit	(9,188,999)	(4,425,444)
Deferred compensation	(204,407)	-
Total Stockholders' Equity	4,833,846	2,058,115

Total Liabilities and Stockholders' Equity	$15,523,171	$12,821,900

See accompanying notes to Condensed Consolidated financial statements.

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Net sales	$26,265,365	$23,668,771	$61,736,954	$50,878,714

Cost of sales	23,810,808	20,923,233	56,332,818	45,730,958

Gross profit	2,454,557	2,745,538	5,404,136	5,147,756

Operating Expenses:
Selling, general and administrative	2,611,873	1,827,711	6,242,669	4,371,637
Depreciation and amortization	321,192	286,845	974,457	890,775
Total operating expenses	2,933,065	2,114,556	7,217,126	5,262,412

(Loss) income from operations	(478,508)	630,982	(1,812,990)	(114,656)

Other income (expenses):
Interest and other income	25,497	61,219	113,688	164,697
Interest expense	(139,620)	(97,240)	(525,331)	(264,118)
Note conversion expense	-	-	(125,000)	-
Amortization of discounts on debt	(928,385)	-	(2,413,922)	-
Total other expenses	(1,042,508)	(36,021)	(2,950,565)	(99,421)

(Loss) income before provision for income taxes	(1,521,016)	594,961	(4,763,555)	(214,077)

Provision for income taxes	-	25,500	-	35,480

Net (Loss) Income	$(1,521,016)	$569,461	$(4,763,555)	$(249,557)

Basic per common share: Weighted average common shares outstanding	2,939,379	2,030,281	2,700,748	2,030,281
Basic (loss) income per common share	$(.52)	$.28	$(1.76)	$(.12)

Diluted per common share: Weighted average shares outstanding	2,939,379	2,052,481	2,700,748	2,030,281
Diluted (loss) income per common share	$(.52)	$.28	$(1.76)	$(.12)

See accompanying notes to Condensed Consolidated financial statements.

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For The Nine Months Ended March 31, 2006
(unaudited)

						Total
	Common Stock		Additional Paid	Accumulated	Deferred	Stockholders'
	Shares	Amount	-In Capital	Deficit	Compensation	Equity

Balance - July 1, 2005	2,457,320	$2,457	$6,481,102	$(4,425,444)	$-	$2,058,115

Discounts on convertible debentures	-	-	2,500,000	-	-	2,500,000
Option and warrant exercises	288,000	288	1,727,712	-	-	1,728,000
Note conversion	57,604	58	624,942	-	-	625,000
Conversion of convertible debentures and related accrued interest	371,856	372	2,416,691	-	-	2,417,063
Shares cancelled in connection with termination of consulting agreement	(142,860)	(143)	(71,286)	-	-	(71,429)
Options granted to board members	-	-	175,593	-	(175,593)	-
Options granted in connection with consulting agreements	-	-	369,466	-	(369,466)	-
Amortization of deferred compensation	-	-	-	-	340,652	340,652
Net loss	-	-	-	(4,763,555)	-	(4,763,555)
Balance - March 31, 2006	3,031,920	$3,032	$14,224,220	$(9,188,999)	$(204,407)	$4,833,846

See accompanying notes to Condensed Consolidated financial statements.

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	For the Nine Months Ended
	March 31,
	2006	2005

Cash flow from operating activities:
Net loss	$(4,763,555)	$(249,557)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	974,457	890,775
(Gain) loss on disposal of equipment	(5,000)	35,722
Provision for loss on accounts receivable	250,750	-
Note conversion expense	125,000	-
Amortization of discount on convertible debentures	2,413,922	-
Amortization of non-employee deferred stock compensation	340,652	3,247
(Increase) decrease in:
Accounts receivable	(900,478)	(1,440,781)
Inventories	(294,469)	(343,823)
Prepaid expenses and other current assets	(174,552)	189,180
Increase (decrease) in:
Accounts payable and accrued expenses	682,642	694,767
Customer pre-purchase payments	(370,520)	(1,170,139)
Unearned revenue	148,900	(2,333)
Net cash used in operating activities	(1,572,251)	(1,392,942)

Cash flow from investing activities:
Advances to related parties	(1,904,457)	-
Collection of notes receivable	256,117	243,386
Capital expenditures	(431,045)	(903,069)
Proceeds from sale of property and equipment	5,000	229,814
Prepaid acquisition costs	(311,940)	-
Other	(30,000)	(12,896)
Net cash used in investing activities	(2,416,325)	(442,765)

Cash Flow From Financing Activities
Proceeds from issuance of convertible debentures	2,500,000	-
Deferred financing costs	(217,175)	-
Net borrowings under line of credit	100,273	50,389
Payments on capital leases payable	(218,362)	(225,000)
Proceeds from notes payable	-	500,000
Repayments of notes payable	(53,074)	--
Proceeds from option and warrant exercises	1,728,000	463,600
Net cash provided by financing activities	3,839,662	788,989

Net Decrease In Cash	(148,914)	(1,046,718)
Cash - Beginning of Year	1,754,318	1,309,848
Cash - End of Period	$1,605,404	$263,130

Cash paid during the period for interest	$406,918	$246,176
Cash paid during the period for income taxes	$-	$16,649

See accompanying notes to Condensed Consolidated financial statements.

ABLE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Liquidity and Capital Resources
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Able Energy, Inc. and Subsidiaries (the "Company") have been prepared in accordance with United States generally accepted accounting principles applicable for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. These Condensed Consolidated financial statements include the accounts of Able Energy, Inc. and its wholly owned subsidiaries (Able Oil Company, Able Oil Melbourne, Inc., Able Energy New York, Inc., Able Energy Terminal LLC and PriceEnergy Franchising L.L.C.) and majority owned (70.6%) subsidiary (PriceEnergy.com, Inc.). These Condensed Consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 28, 2005 for the year ended June 30, 2005.

Liquidity and Capital Resources
During the nine months ended March 31, 2006, the Company incurred a net loss of approximately $4.8 million, used cash in operating activities of approximately $1.6 million and obtained cash of $2.5 million from the proceeds of convertible debentures and approximately $1.7 million in proceeds from option and warrant exercises.

In order to conserve its capital resources, the Company will continue to issue, from time to time, common stock and stock options to compensate employees and non-employees for services rendered.  In addition, the Company is focusing on expanding its distribution programs and new customer relationships to increase demand for its products.

Given the Company’s March 31, 2006 cash balance of approximately $1.6 million and forecasted cash requirements, the Company anticipates that its existing capital resources, funds generated from operations and funds expected to be received from note receivable payments from related parties will be sufficient to satisfy its cash requirements through at least March 31, 2007.  Should sales be less than forecasted or expenses higher than anticipated, the Company may need to seek alternative sources of funds through the issuance of debt or equity financing or other alternatives including considering reductions in operating expenses.

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

Reclassifications
Certain reclassifications have been made to prior period’s condensed consolidated financial statements in order to conform to the current period presentation.

Note 3 - Earnings (Loss) per Share
Basic net income or loss per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income or loss per share is computed based on the weighted average number of common shares outstanding during the period plus dilutive securities outstanding such as stock options, warrants or convertible instruments. Potentially dilutive options and warrants to purchase 154,000 and 5,354,309 shares of the common stock were outstanding for the three and nine months ending March 31, 2006, respectively, and potentially dilutive debentures convertible into 20,385 shares of common stock were also outstanding for the three and nine months ended March 31, 2006 but were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive.

The following table sets forth the components of basic and diluted (loss) earnings per share for the three and nine months ended March 31, 2006 and 2005, respectively:

	Three Months Ended		Nine Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net (loss) income	$(1,521,016)	$569,461	$(4,763,555)	$(249,577)

Weighted average common shares outstanding - basic	2,939,379	2,030,281	2,700,748	2,030,281

Dilutive effect of stock options and warrants	-	22,200	-	-

Diluted common shares outstanding	2,939,379	2,052,481	2,700,748	2,030,281

(Loss) income per common share:

Basic	$(.52)	$.28	$(1.76)	$(.12)

Diluted	$(.52)	$.28	$(1.76)	$(.12)

Note 4 - Inventories
Inventories consisted of the following at March 31, 2006:

Liquid fuel	$277,514
Parts, supplies and equipment	743,942
Total	$1,021,456

Note 5 - Notes Receivable
On March 1, 2004, the Company entered into two notes receivable totaling $1.4 million related to the sale of its subsidiary, Able Propane LLC. The notes are secured by substantially all the assets of Able Propane LLC. The outstanding balance bears interest at a rate of 6% per annum. Principal is payable in annual installments with interest being paid in quarterly installments through their maturity date of March 1, 2008. The balance outstanding of these two notes as of March 31, 2006 was $950,000.

The Company has a note from Able Montgomery, Inc. and Andrew Schmidt (the owner of Able Montgomery, Inc.) related to the sale of Able Montgomery, Inc. and certain assets to Mr. Schmidt. The note was dated June 15, 2000 for $170,000. The note bears interest at 9.5% per annum and payments commenced October 1, 2000. No payments of principal or interest have been received for more than 36 months. The note is secured by stock of Able Montgomery, Inc. and a personal guarantee of Andrew Schmidt. The Company believes the value of the collateral will cover the amount due if foreclosure is required. The balance outstanding on this note at March 31, 2006 was approximately $169,000.

The Company has a note receivable related to the sale of oil delivery trucks to an independent driver. This independent driver also delivers oil for the Company. The note bears interest at the rate of 9% per annum. This note was issued in January 2004 and is payable in eight monthly installments each year during the period from September through April, through April 2007, the oil delivery season. The balance on this note at March 31, 2006 was approximately $7,000.

Maturities of the notes receivable at March 31, 2006 are as follows:

For the Year Ending March 31,	Principal Amount

2007	$276,962
2008	769,519
2009	44,519
2010	35,144
Total	$1,126,144

Note 6 - Property and Equipment
Property and equipment was comprised of the following at March 31, 2006:

Land	$479,346
Buildings	1,340,438
Trucks	3,826,414
Fuel tanks	839,064
Machinery and equipment	1,006,502
Leasehold improvements	614,875
Cylinders	375,421
Office furniture and equipment	212,856
8,694,916
Less: accumulated depreciation and amortization	(4,166,079)
Property and equipment, net	$4,528,837

At March 31, 2006, the equipment under the capital leases had a net book value of approximately $1,019,000.

Depreciation and amortization expense of property and equipment was $139,835 and $164,209 for the three months ended March 31, 2006 and 2005, respectively. Depreciation and amortization expense of property and equipment was $420,096 and $521,730 for the nine months ended March 31, 2006 and 2005, respectively

Note 7 - Intangible Assets
Intangible assets was comprised of the following at March 31, 2006:

Website development costs	$2,400,187
Customer list	610,850
Non-compete	100,000
3,111,037
Less: accumulated amortization	(2,562,619)
Intangible assets, net	$548,418

Amortization expense for intangible assets was $12,293 and $120,823 for the three months ended March 31, 2006 and 2005, respectively. Amortization expense for intangible assets was $144,596 and $363,607 for the nine months ended March 31, 2006 and 2005, respectively.

Note 8 - Line Of Credit
On May 13, 2005, the Company entered into a $1,750,000 line-of-credit agreement with Entrepreneur Growth Capital, LLC. The loan is secured by accounts receivable, inventory and certain other assets as defined in the agreement. The line carries interest at Citibank's prime rate, plus 4% per annum (11.25% at March 31, 2006) not to exceed 24% with a minimum interest of $11,000 per month. The line also requires an annual facility fee of 2% of the total available facility limit and monthly collateral management fees equal to .025%. The outstanding balance fluctuates over time. The balance due as of March 31, 2006 is $1,115,741 and approximately $364,000 was available under this credit line.

Note 9 - Notes Payable
On May 13, 2005, the Company entered into a term loan with Northfield Savings Bank for $3,250,000. Principal and interest are payable in monthly installments of approximately $21,400 which commenced July 1, 2005. The initial interest rate is 6.25% per annum on the unpaid principal balance for the first five years, to be reset every fifth anniversary date at 3% over the five year treasury rate, but not lower than the initial rate; at that time the monthly payment will be reset. At the maturity date of June 1, 2030, all remaining amounts are due. The balance outstanding on this note at March 31, 2006 was approximately $3,209,000.

The note is secured by Company-owned real property located in Rockaway, New Jersey and an assignment of leases and rents at such location. The interest rate on default is 4% per annum above the interest rate then in effect.

On August 27, 1999, the Company entered into a note related to the purchase of equipment and facilities from B & B Fuels Inc. The total principal of the note originally was $145,000. The note is payable in the monthly amount of principal and interest of $1,721 with an interest rate of 7.5% per year through August 27, 2009. The note is secured by a mortgage granted by Able Energy New York, Inc. on properties at 2 and 4 Green Terrace and 4 Horicon Avenue, Town of Warrensburg, Warren County, New York. The balance due on this note at March 31, 2006 was approximately $62,000.

Maturities of the notes payable as of March 31, 2006 are as follows:

For the Year Ending March 31,	Principal Amount
2007	$74,951
2008	85,348
2009	80,019
2010	78,845
2011	74,927
Thereafter	2,876,549
Total	$3,270,639

Note 10 - Capital Leases Payable
The Company has entered into various capital leases for equipment expiring through December 2010, with aggregate monthly payments of approximately $33,000. During the nine months ended March 31, 2006, the Company purchased equipment under 3 capital leases of approximately $243,000.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2006:

For the Year Ending March 31,	Amount
2007	$385,755
2008	322,895
2009	276,727
2010	120,741
2011	39,191
Total minimum lease payments	1,145,309
Less amount representing interest	(143,934)
Present value of net minimum lease payments	1,001,375
Less current maturities	316,125
Long-term maturities	$685,250

Note 11 - Convertible Debentures
On July 12, 2005, the Company consummated a financing in the amount of $2.5 million. Under such financing, the Company sold debentures evidenced by a Variable Rate Convertible Debenture (the "Convertible Debentures"). The Convertible Debentures had a term of two years from the date of issuance, amended November 18, 2005 to 25 months, subject to the occurrence of an event of default, with interest payable at the rate per annum equal to LIBOR for the applicable interest period, plus 4% payable on a quarterly basis. The Convertible Debentures may be converted at the option of the holders into shares of the Company’s common stock at a conversion price of $6.50 per share. In addition, the purchasers received five-year warrants to purchase 192,308 shares of common stock at an exercise price of $7.15 per share. The Company has an optional redemption right (which right shall be mandatory upon the occurrence of an event of default) to repurchase all of the Convertible Debentures for 125% of the face amount of the Convertible Debentures plus all accrued and outstanding interest, as well as a right to repurchase all of the Convertible Debentures in the event of the consummation of a new financing in which the Company sells securities at a purchase price that is below the $6.50 conversion price. Closing expenses related to this transaction totaled $315,000, including a $250,000 broker fee and $65,000 in various legal expenses.

The Company allocated the proceeds from the issuance of the Convertible Debentures and warrants based on their respective fair values and included $900,000 in additional paid-in capital related to the warrants. In addition, the conversion feature of the Convertible Debentures is characterized as a "beneficial conversion feature." Pursuant to Emerging Issues Task Force Issue No. 00-27, the Company has determined that the value of the beneficial conversion feature is $1,600,000. Accordingly, the Company has discounted the balance of the Convertible Debentures as of the date of issuance and included $1,600,000 in additional paid-in capital. The beneficial conversion feature is amortized from the date of issuance to the stated redemption date of July 12, 2007, of which $928,385 and $2,413,922 was amortized to expense during the three and nine months ended March 31, 2006, respectively.

During the three and nine months ended March 31, 2006, debentures totaling $1,190,000 and $2,367,500 in principal amount, respectively, plus accrued interest totaling $3,648 and $49,563, respectively, were converted into 183,638 and 371,856 shares of the Company’s common stock, respectively. The amortization of discounts on debt in connection with the conversions was $877,091 and $1,780,755 for the three and nine months ended March 31, 2006, respectively.

The Company also originally granted to the purchasers who acquired the Convertible Debentures an additional investment right, for a period of eighteen months from the date the resale prospectus was declared effective, to purchase units consisting of convertible debentures in the aggregate amount of up to $15,000,000 (the "Additional Debentures") and common stock purchase warrants equal to 50% of the face amount of such Additional Debentures (the "Additional Warrants"). The rights of the Company and the purchasers relating to the Additional Debentures and Additional Warrants were eliminated as of November 16, 2005, and the purchase agreement was amended to issue the purchasers a series of warrants (the "New Warrants") with an exercise price of $7.50 per share. In the aggregate, the New Warrants permit the holders to acquire up to 5.25 million shares of the Company's common stock upon proper exercise. Notwithstanding the foregoing, until the required stockholder approvals are obtained, the purchasers have agreed not to convert any Debentures or exercise any Additional Warrants or New Warrants which in the aggregate would involve the issuance of a number of shares that would exceed 19.999% of the total number of shares of the Company's common stock outstanding on the trading day prior to the date of the purchase agreement.

Note 12 - Deferred Compensation
During December 2005, the Company entered into a consulting agreement, which included the issuance of options to purchase 25,000 shares of the Company’s common stock at an exercise price of $8.09, the market price on the date of the agreement (December 15, 2005). The Company recorded these options as deferred compensation at a fair value of $174,430 using the Black-Scholes option-pricing model. The fair value of these options are being amortized over the 2-year life of the consulting agreement. The related assumptions used to develop the estimates are as follows:

Risk-free interest rate	3.8%
Expected volatility	92.7%
Dividend yield	-
Expected life	10 years

During February 2006, the Company issued options to the outside members of its board of directors to purchase an aggregate of 24,000 shares of the Company’s common stock at an exercise price of $8.32, the market price on the day of grant (February 23, 2006). The Company recorded these options as deferred compensation at a fair value of $175,593 using the Black-Scholes option-pricing model. The fair value of these options are being amortized over the board members term through June 2006.

Effective during March 2006, in connection with a consulting arrangement, the Company granted options to Timothy Harrington, the former CEO of the Company, to purchase an aggregate of 75,000 shares of the Company’s common stock at an exercise price of $7.13, the market price on the effective date of the grant (March 10, 2006). The Company recorded these options (which were fully vested upon being granted) as compensation expense as of the effective date of the grant at the fair value of $195,036 using the Black-Scholes option-pricing model. The fair value of these options were expensed as of the effective date of the grant.

The related assumptions used to develop the estimates are as follows:

Risk-free interest rate	4.25%
Expected volatility	91.0%
Dividend yield	-
Expected life	1 - 10 years

Note 13- Commitments And Contingencies
Purchase Commitments
The Company is obligated to purchase number 2 oil under various contracts with its suppliers, all of which are expected to be fulfilled with no adverse consequences material to the Company’s operations or financial condition. As of March 31, 2006, total open commitments under these contracts, through April 2006 are approximately $751,000.

Employment agreements
On October 12, 2005, the Company entered into a one-year employment agreement with Gregory Frost, the Company’s CEO. Pursuant to the agreement, he will be paid an annual salary $250,000 and will be eligible for an annual bonus and stock option grants which will be separately determined by the Compensation Committee of the Board of Directors. The agreement also allows for a one-year automatic renewal unless notice of non-renewal is given.

On July 1, 2004, the Company entered into a three-year employment agreement with Christopher Westad, the Company’s President. Pursuant to the agreement, he will be paid an annual salary $141,600 and will be eligible for an annual bonus and stock option grants which will be separately determined by the Compensation Committee of the Board of Directors.

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

Related to its 1999 purchase of the property on Route 46, Rockaway, New Jersey, the Company settled a lawsuit with a former tenant of the property and received a lump sum settlement of $397,500. This sum was placed in an attorney’s escrow account for payment of all environmental remediation costs. Able Energy Terminal, LLC has paid costs of $102,956 through March 31, 2006, which are included in prepaid expenses and must be presented to the attorney for reimbursement. The environmental remediation is currently in progress on this property with the majority of the remediation is to be completed within this calendar year.

Following an explosion and fire that occurred at the Company's Facility in Newton, NJ on March 14, 2003, and through the subsequent clean up efforts, the Company has cooperated fully with all local, state and federal agencies in their investigations into the cause of this accident.

All violation charges with the New Jersey Department of Community Affairs and OSHA have been previously settled.

The Sussex County, New Jersey, Prosecutor's Office conducted an investigation as a result of the March 14, 2003 explosion and fire. At a hearing on July 27, 2005, the Company entered a guilty plea to one count of negligently damaging property, a fourth degree offense, and paid a $20,000 fine. The Company’s guilty plea cannot be used against it in any civil action. In addition, the Company’s President, former CEO and a propane delivery driver entered into a pre-trial intervention agreement, conditioned upon 250 hours of community service over a two-year period.

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

In addition to the class action, seven property owners, who were unable to reach satisfactory settlements with the Company’s insurance carrier, have filed lawsuits for alleged property damages suffered as a result of the March 14, 2003 explosion and fire. Also, the Company's insurance carrier is defending the Company as it related to the property damage claims. Punitive damage claims are being defended by the Company’s separate counsel. The Company believes that compensatory damage claims are within the available limits of insurance and reserves for losses have been established, as deemed appropriate, by the insurance carrier. There was a total of 227 claims filed against the Company for property damages and 220 claims have been settled by the Company’s insurance carrier resulting in the remaining seven lawsuits as described in this paragraph.

The Company in the normal course of business has been involved in lawsuits. Current suits are being defended by the insurance carrier and should be covered by insurance and legal counsel is defending on punitive damage claims as noted above. The Company believes that the outcome of the above mentioned legal matters will not have a material effect on the Company’s condensed consolidated financial statements.

Note 14 - Related Party Transactions
The following officers of this Company own stock in the subsidiary, PriceEnergy.Com, Inc., which they incorporated in November 1999:

Former Chief Executive Officer	23.5%
President	3.6%
Chief Operating Officer	2.3%

No capital contributions have been made by these officers.

The Company entered into a consulting agreement with its former Chief Executive Officer ("CEO") on February 16, 2005. The agreement is for two years and provides for annual fees of $60,000 to be paid in monthly installments. In addition, the former CEO received options, which were fully vested upon grant, to purchase 100,000 shares of the Company's common stock at $4.00 per share. The options were exercised on July 7, 2005. The former CEO was paid $15,000 and $45,000 related to this agreement during the three and nine months ended March 31, 2006, respectively.

On February 22, 2005, the Company borrowed the sum of $500,000 from Able Income Fund, LLC ("Able Income"). The loan was evidenced by a promissory note (the "Note") issued by the Company to the order of Able Income in the principal amount of $500,000 bearing interest at the rate of 14% per annum payable interest only in the amount of $5,833 per month with the principal balance and any accrued unpaid interest due and payable on May 22, 2005. The Note was secured by a mortgage on property located in Warrensburg Industrial Park, Warrensburg, New York, owned by Able Energy New York, Inc. One of the owners of Able Income is Timothy Harrington. The maturity date of the Note was extended to August 22, 2005. Able Income agreed to surrender the Note as of September 30, 2005, in exchange for 57,604 shares of the Company's common stock. The number of shares exchanged was determined by dividing the principal balance of the Note, together with all accrued and unpaid interest thereon as of September 30, 2005, by $8.68, representing a 20% discount off the average closing price of the Company's stock as listed on the Nasdaq SmallCap Market for the period from October 3, 2005 through October 14, 2005. Note conversion expense of $125,000 was recorded during the nine months ended March 31, 2006 related to this transaction. Interest expense related to the note payable paid to Able Income during the three and nine months period ended March 31, 2006 was approximately $0 and $35,000.

The Company entered into an Asset Purchase Agreement in June 2005 ("Purchase Agreement") with all of the stockholders (the "Sellers") of All American Plazas, Inc. ("All American") to purchase substantially all of the business assets of All American. The transaction is expected to be consummated during the fourth quarter of fiscal 2006, upon receipt of the required approval by our stockholders. All American currently owns approximately 32% of the Company's outstanding shares. The Company's CEO, Chairman and General Counsel, Gregory D. Frost, formerly served as a director and the General Counsel of All American until his resignation on March 31, 2005, and the Company's Vice President Business Development, Frank Nocito, is Vice President of All American. In addition, one of the Company's directors, Stephen Chalk, performs certain paid consulting services in the area of real estate development for All American. At the closing, the Company will deliver to the Sellers 11,666,667 shares of the Company’s restricted common stock, par value $.001 per share, at $3.00 per share for an aggregate purchase price of $35,000,000.

All American consummated a financing that, if the acquisition of All American is consummated, will impact the Company. Pursuant to the terms of the Purchase Agreement dated June 1, 2005 (the "Agreement") between All American and certain purchasers, the purchasers loaned All American an aggregate of $5,000,000, evidenced by Secured Debentures also dated June 1, 2005 (the "Debentures"). It is currently contemplated that if the Able/All American transaction is consummated, the stockholders of All American will escrow a sufficient number of shares to satisfy the conversion of the $5,000,000 in outstanding Debentures in full. Pursuant to the terms of the Purchase Agreement dated January 20, 2006 (the "Agreement") between All American and certain purchasers, the purchasers loaned All American an aggregate of $2,500,000, evidenced by Secured Debentures also dated January 20, 2006 (the "Debentures"). It is currently contemplated that if the Able/All American transaction is consummated, the shareholders of All American will escrow a sufficient number of shares to satisfy the exchange of the $2,500,000 in outstanding Debentures for convertible debentures to purchase our common stock at $3.00 per share, 50% warrant coverage at $3.75 exercise price and certain additional pro rata investment rights.

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

On July 27, 2005, as amended and restated on May 11, 2006, the Company made a loan in the amount of $1,730,000 to All American Plazas, Inc. ("All American"), and All American executed and delivered a promissory note for the full amount of the loan in favor of the Company. Under the terms of the promissory note, the outstanding principal of the loan bears interest at the rate of Libor plus 4% per annum. All payments of principal and accrued interest are payable in full by July 11, 2006. However, All American has the right to extend the repayment of principal and interest for thirty days upon written request. The promissory note is secured by certain real estate of All American and a lien on 1,000,000 shares of the Company's common stock held by All American. These shares have a pre-existing lien held by the Company's former Chief Executive Officer.

In connection with two loans entered into by the Company in May 2005 (see Notes 8 and 9), fees in the amount of $167,500 were paid to Unison Capital Corporation (“Unison”), a company owned by an officer of the Company. This individual also has a related party interest to All American. Subsequent to the payments being made and based on discussions with Unison it was determined the $167,500 was an inappropriate payment to a related party and Unison has agreed to reimburse this amount to the Company. On October 3, 2005, The Company entered into a note agreement with Unison whereby Unison will repay the balance plus interest at 6% per year. Interest is due in monthly installments with the principal being due in full on September 29, 2006.

During the three and nine months ended March 31, 2006, the Company paid consulting fees amounting to approximately $10,000 and $54,000, respectively, to a company owned by a member of the Company’s board of directors. At March 31, 2006, there were no consulting fees payable to this related party.

Note 15 - Product Information
The Company sells several types of products and provides services. Following are sales by product groups and services:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Number 2 heating oil	$19,989,072	$18,196,703	$41,219,943	$33,736,651
Gasoline, Diesel Fuel, Kerosene, Propane and Lubricants	5,517,943	4,714,157	18,150,057	14,591,053
Equipment Sales, Services and Installation	758,350	757,911	2,366,954	2,551,010

Net Sales	$26,265,365	$23,668,771	$61,736,954	$50,878,714

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

In June 2005, the FASB published Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date. The application of this pronouncement is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

The Emerging Issues Task Force (“EITF”) reached a tentative conclusion on EITF No. 05-1, “Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer’s Exercise of a Call Option” (“EITF No. 05-1”) that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer’s exercise of a call option pursuant to the original terms of the instrument. The consensus for EITF No. 05-1 has not been finalized. The adoption of this pronouncement is not expected to have an impact on our Consolidated financial position, results of operations, or cash flows.

In June 2005, the FASB ratified EITF Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-2”), which addresses when a convertible debt instrument should be considered ‘conventional’ for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. In July 2005, the Company entered into a private placement agreement for convertible debentures, a registration rights agreement and warrants in connection with the private placement (see Note 11). Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for uncapped liquidated damages, the Company determined that the registration rights is a derivative liability. However due to various factors including substantial conversion of these debentures and the registration statement becoming effective in December 2005, the value of the registration rights was deemed to be de minimus and therefore no liability was recorded in the Condensed Consolidated financial statements.

Note 17 - Subsequent Events

On April 4, 2006, 22,000 shares were issued upon the exercise of warrants sold in the July 12, 2005 private placement, as amended on November 16, 2005, for an aggregate exercise price of $165,000.

On May 5, 2006, 75,000 shares were issued upon the exercise of options for an aggregate exercise price of $534,750.

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

OVERVIEW

Able Energy Inc. ("Able") was incorporated in Delaware in 1997. Able Oil, a wholly owned subsidiary of Able, was established in 1989 and sells both residential and commercial heating oil and complete HVAC service to its heating oil customers. Able Energy NY, a wholly owned subsidiary of Able, sells residential and commercial heating oil, propane diesel fuel, and kerosene to customers around the Warrensburg, NY area. Able Melbourne, a wholly owned subsidiary of Able, was established in 1996 and sells various grades of diesel fuel around the Cape Canaveral, FL area. PriceEnergy.com, Inc., a majority owned subsidiary of Able, was established in 1999 and has developed an internet platform that has extended the Company's ability to sell and deliver liquid fuels and related energy products.

Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for us to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include:

▪	Commodity Supply
▪	Commodity Pricing
▪	Customers Converting to Natural Gas
▪	Alternative Energy Sources
▪	Winter Temperature Variations (Degree Days)
▪	Customers Moving Out of The Area
▪	Legislative Changes
▪	The Availability (Or Lack of) Acquisition Candidates
▪	The Success of Our Risk Management Activities
▪	The Effects of Competition
▪	Changes in Environmental Law
▪	General Economic, Market, or Business Conditions

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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		For the Three Months Ended March 31,	For the Nine Months Ended March 31,
	2006	2005	2006	2005	2006 vs. 2005	2006 vs. 2005
Net sales	100.0%	100.0%	100.0%	100.0%	11.0%	21.3%
Cost of sales	90.7	88.4	91.2	89.9	13.8	23.2
Gross profit	9.3	11.6	8.8	10.1	(10.6)	5.0
Selling general and administrative	9.9	7.7	10.1	8.6	42.9	42.8
Depreciation and amortization	1.2	1.2	1.6	1.8	12.0	9.4
(Loss) income from operations	(1.8)	2.7	(2.9)	(0.2)	*	*
Interest and other income	0.1	0.3	0.2	0.3	(58.4)	(31.0)
Interest expense	(0.5)	(0.4)	(0.9)	(0.5)	43.6	98.9
Note conversion expense	-	-	(0.2)	-	*	*
Amortization of discounts on debt	(3.5)	-	(3.9)	-	*	*
(Loss) income before provision for income taxes	(5.8)	2.5	(7.7)	(0.4)	*	*
Provision for income taxes	-	0.1	-	0.1	*	*
Net (loss) income	(5.8)%	2.4%	(7.7)%	(0.5)%	*	*

* Not meaningful

Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005

Revenue for the three months ended March 31, 2006 increased approximately $2.6 million or 11.0% over the three months ended March 31, 2005. This increase can be attributed primarily to the pass-through of fuel oil costs to customers. However, due to the unusual warm winter our total volume of number 2 heating oil was down by 16%.

Gross profit margin for the three months ended March 31, 2006 decreased to 9.3% from 11.6% for the three months ended March 31, 2005. The decrease in gross profit margin was the result of the dramatically rising product costs during the period. Retail pricing was adjusted as necessary to cover most of the increases while continuing to maintain the Company's competitive position in the marketplace. Gross profit margin was also adversely affected by a strong increase in sales of our PriceEnergy subsidiary in our present market area as a result of PriceEnergy’s contractual relationship with BJ’s Wholesale Club, the amendment of which is being negotiated by the Company.

Selling, general and administrative expenses for the three months ended March 31, 2006 increased by approximately $784,000 or 42.9% compared to the three months ended March 31, 2005. The Company attributes this increase primarily to an increase in professional fees of approximately $313,000 related to general corporate matters, including SEC filings and potential acquisitions, a non-cash charge of approximately $338,000 related to the recognition of stock compensation associated with the issuance of stock options, an increase in payroll costs related to the addition of key management positions of approximately $157,000, an increase in credit card processing fees of approximately $55,000 which relates partly to the increase in revenue and the shift of customer payment methods to more credit card based payment, and an increase of approximately $99,000 in the Company’s reserve related to uncollectable accounts receivable. These increases were partially offset by the reduction of approximately $110,000 in costs associated with the 2003 explosion and fire at our Newton facility.

Depreciation and amortization expense for the three months ended March 31, 2006 increased by approximately $34,000 or 12.0% compared to the three months ended March 31, 2005. This increase was primarily related to the amortization of deferred financing costs related to the conversion of debentures during the period.

Operating loss for the three months ended March 31, 2006 was approximately $479,000 compared to operating income of approximately $631,000 for the three months ended March 31, 2005. The net increase in the operating loss for the current period was directly related to an increase in selling, general and administrative expenses and the decrease in gross margin dollars.

Other income (expense) increased to a net expense of approximately $1.0 million in the three months ended March 31, 2006 from approximately $36,000 in the three months ended March 31, 2005. The increase is primarily related to an increase in interest expense of approximately $42,000 related to debt financing and issuance of convertible debentures entered into during July 2005 and a non-cash charge of approximately $928,000 million related to the amortization of the beneficial value ascribed to conversion rights of the convertible debentures and value of warrants issued in connection with the convertible debentures.

Our effective tax rate for the three months ended March 31, 2006 and the three months ended March 31, 2005 is negligible. The difference in the Company's effective tax rate from the federal statutory rate is primarily due to a 100% valuation allowance provided for all net deferred tax assets.

Net loss for the three months ended March 31, 2006 was approximately $1.5 million compared to net income of approximately $569,000 for the three months ended March 31, 2005. The net change is directly related to an increase in selling, general and administrative expenses, the increase in interest, amortization of debt discounts and the loss in gross margin dollars.

Nine Months Ended March 31, 2006 Compared To Nine Months Ended March 31, 2005

Revenue for the nine months ended March 31, 2006 increased approximately 10.9 million or 21.3% over the nine months ended March 31, 2005. This increase can be attributed primarily to the pass-through of fuel oil costs to customers. However, due to the unusual warm winter our total volume of number 2 heating oil was down by 16%.

Gross profit margin for the nine months ended March 31, 2006 decreased to 8.8% from 10.1% for the nine months ended March 31, 2005. The decrease in gross profit margin was the result of the dramatically rising product costs during the period. Retail pricing was adjusted as necessary to cover most of the increases while continuing to maintain the Company's competitive position in the marketplace. Gross profit margin was also adversely affected by a strong increase in sales of our PriceEnergy subsidiary in our present market area.

Selling, general and administrative expenses for the nine months ended March 31, 2006 increased by approximately $1.9 million or 42.8% compared to the nine months ended March 31, 2005. The Company attributes this increase primarily to an increase in professional fees of approximately $679,000 related to general corporate matters, including SEC filings and potential acquisitions, a non-cash charge of approximately $341,000 related to the recognition of deferred stock compensation associated with the issuance of stock options, an increase in payroll costs related to the addition of key management positions of approximately $469,000, an increase in credit card processing fees of approximately $217,000 which relates partly to the increase in revenue and the shift of customer payment methods to more credit card based payment, and an increase of approximately $208,000 in the Company’s reserve related to uncollectable accounts receivable. These increases were partially offset by the reduction of approximately $110,000 in costs associated with the 2003 explosion and fire at our Newton facility.

Depreciation and amortization expense for the nine months ended March 31, 2006 increased by approximately $84,000 or 9.4% compared to the nine months ended March 31, 2005. This increase was primarily related to the amortization of deferred financing costs related to the conversion of debentures during the period.

Operating loss for the nine months ended March 31, 2006 was approximately $1.8 million compared to approximately $115,000 for the nine months ended March 31, 2005. The net increase in the operating loss for the period was directly related to an increase in selling, general and administrative expenses partially offset by an overall improvement in gross margin dollars.

Other income (expense) increased to a net expense of approximately $3.0 million in the nine months ended March 31, 2006 from approximately $99,000 in the nine months ended March 31, 2005. The increase is primarily related to an increase in interest expense of approximately $261,000 related to debt financing and issuance of convertible debentures entered into during July 2005, a non-cash charge of approximately $2.4 million related to the amortization of the beneficial value ascribed to conversion rights of the convertible debentures and value of warrants issued in connection with the convertible debentures and a non-cash charge of $125,000 related to the note conversion.

Our effective tax rate for the nine months ended March 31, 2006 and the nine months ended March 31, 2005 is negligible. The difference in the Company's effective tax rate from the federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets.

Net loss for the nine months ended March 31, 2006 was approximately $4.8 million compared to approximately $250,000 for the nine months ended March 31, 2005. The net change is directly related to an increase in selling, general and administrative expenses and the increase in interest and other expenses primarily related to the amortization of discounts on debt, partially offset by an overall improvement in gross margin dollars.

LIQUIDITY AND CAPITAL RESOURCES

We had working capital of approximately $2.3 million at March 31, 2006 compared to a working capital deficiency of approximately $400,000 at June 30, 2005. The working capital increase of approximately $2.7 million was primarily due to issuance of convertible debentures of $2.5 million, the issuance of common stock through the exercise of outstanding options and warrants of approximately $1.7 million, and the conversion of note payable into equity of $0.5 million. This increase was partially offset by a net loss excluding amortization of discount on debentures of approximately $2.2 million.

In May 2005, we entered into a $1,750,000 line of credit agreement with Entrepreneurs Growth Capital, LLC. The line is collateralized by accounts receivable and inventories. Outstanding balances under the loan bear interest at an annual rate equal to Citibank's prime rate plus 4%. As of March 31, 2006, approximately $1.1 million was outstanding and approximately $364,000 was available under this credit line.

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

On July 27, 2005, as amended and restated on May 11, 2006, the Company made a loan of $1,730,000 to All American Plazas, Inc. which currently owns approximately 32% of the Company’s outstanding shares.. The funds were disbursed from the financing proceeds of $2.5 million described above. Under the note, the loan bears interest at the rate of Libor plus 4% per annum and is secured by certain real estate of All American and the 1,000,000 shares of Able Energy, Inc. Common Stock owned by All American Plazas, Inc.

During the nine months ended March 31, 2006, we incurred a net loss of approximately $4.8 million, used cash in operating activities of approximately $1.6 million and obtained cash of $2.5 million from the proceeds of convertible debentures and approximately $1.7 million in proceeds from option and warrant exercises.

In order to conserve its capital resources, we will continue to issue, from time to time, common stock and stock options to compensate employees and non-employees for service rendered.  In addition, we are focusing on expanding our distribution programs and new customer relationships to increase demand for our products.

Given our March 31, 2006 cash balance of approximately $1.6 million and forecasted cash requirements, we anticipate that our existing capital resources, funds generated from operations and funds expected to be received from note receivable payments from related parties will be sufficient to satisfy our cash requirements through at least March 31, 2007.  Should sales be less than forecasted or expenses higher than anticipated, we may need to seek alternative sources of funds through the issuance of debt or equity financing or other alternatives including considering reductions in operating expenses.

MATERIAL COMMITMENTS

The following schedule summarizes our contractual obligations as of March 31, 2006 in the periods indicated.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt	$4,387,000	$1,191,000	$165,000	$154,000	$2,877,000
Capital Lease Obligations	1,146,000	386,000	600,000	160,000	-
Operating Leases	686,000	261,000	401,000	23,000	1,000
Unconditional Purchase Obligations	751,000	751,000	-	-	-
Other Long-Term Obligations	528,000	457,000	71,000	-	-
Total Contractual Cash Obligations	$7,498,000	$3,046,000	$1,237,000	$337,000	$2,878,000

As of March 31, 2006, there are no other off balance sheet arrangements.

SEASONALITY

The Company's business is directly related to the heating needs of its customers. Accordingly, the weather can have a material effect on the Company's sales in any particular year. Generally, however, the temperatures in the past thirty years have been relatively stable, and as a result, have not had a significant impact on the Company's performance, except on a short-term basis. In the years 1997 and 2001, "El Nino" caused two of the warmest winters on record, which impacted home heating oil sales during the 1997-1998 and 2001-2002 winter seasons. The winter of 2005-2006 recorded temperatures for the season which were warmer than normal for New Jersey, the Company's primary delivery area.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. All of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At March 31, 2006, the Company had approximately $4.4 million of outstanding long-term debt and convertible debentures. Although the Company's assets included approximately $1.6 million in cash and cash equivalents, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006.

There were no significant changes in the Company's internal control over financial reporting in the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceeding that is likely to have a material adverse effect on the results of operations or the financial condition of the Company. From time to time, the Company may become a party to litigation incidental to its business. There can be no assurance that any legal proceedings will not have a material adverse affect on the Company.

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

During the three and nine months ended March 31, 2006 debentures totaling $1,190,000 and $2,367,500 in principal amount, respectively, plus accrued interest totaling $3,648 and $49,563, respectively, were converted into 183,638 and 371,856 shares of the Company’s common stock, respectively.

(b) Non-applicable

(c) None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

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

Able Energy, Inc.

By: /s/ Gregory D. Frost Gregory D. Frost Chief Executive Officer, Chairman and General Counsel By: /s/ Steven M. Vella Steven M. Vella Chief Financial Officer

May15, 2006