Form 10-K/A
period 2005-06-30
ABLE ENERGY INC
filed 2007-04-12
CIK 1065728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (AMENDMENT NO. 1)

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

                        For the transition period from to

                        COMMISSION FILE NUMBER: 001-15035

                                ABLE ENERGY, INC.
                                -----------------

             (Exact name of registrant as specified in its charter)



               Delaware                                   22-3520840
----------------------------------------            -----------------------
   (State or other jurisdiction of                     (I.R.S. employer
    incorporation or organization)                    identification No.)

          198 Green Pond Road
          Rockaway, NJ                                      07866
    ----------------------------------------           ---------------
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

As of September 24, 2005, there were 2,514,463 shares of the registrant's common stock, $.001 par value, issued and outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

                                ABLE ENERGY, INC.


                                TABLE OF CONTENTS


Explanatory Note..............................................................4


PART II.

Item 5.   Market for Registrant's Common Equity, Related
          Stockholder Matters and Issuer Purchases of Equity Securities.......4

Item 6.   Selected Financial Data.............................................5

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation............................................6

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.........13

Item 8.   Financial Statements and Supplementary Data........................13

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................13

Item 9A.  Controls and Procedures............................................13

Item 9B.  Other Informaton...................................................15


Financial Statements and Supplementary Data.................................F-1

Signatures...................................................................16

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

                                EXPLANATORY NOTE

Able Energy, Inc. ("the Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended June 30, 2005 (the "Report"), which was previously filed on September 28, 2005, solely to amend the Part II information. In addition to the restatement of the basic financial statements, as discussed in detail at footnote 2 of the Notes to the Consolidated Financial Statements, the Company has updated certain disclosures in the financial statement footnotes and management's discussion and analysis. This Report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2006, which is being filed concurrently with this Report.


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

                                                                      FOR THE YEAR ENDED JUNE 30,
                                               2005              2004             2003             2002            2001
                                               ----              ----             ----             ----            ----
                                            (RESTATED)        (RESTATED)       (RESTATED)       (RESTATED)      (RESTATED)
RESULTS OF OPERATIONS DATA -                ----------        ----------       ----------       ----------      ----------
      CONTINUING OPERATIONS
----------------------------
Sales                                 $ 61,947,349      $ 42,847,123      $ 43,365,028      $ 24,751,562      $ 18,189,597
Gross Profit                             5,914,764         5,579,654         6,459,633         4,174,341        53,081,399
Operating Income (Loss)                 (1,212,432)       (2,049,001)          241,951        (1,990,889)         (717,763)
Net Income (Loss) from Continuing
     Operations                         (2,180,091)       (2,777,358)          (33,190)       (2,085,895)         (725,223)
Net Income (Loss) from Continuing
     Operations per Share - Basic            (1.04)            (1.38)            (0.02)            (1.04)            (0.36)
Depreciation and Amortization            1,225,196         1,194,958         1,112.098         1,066,022         1,183,144
Interest Expense                           449,776           576,578           435,992           281,994           449,776
Weighted Average Number of Shares
Outstanding - Basic                      2,094,629         2,013,250         2,012,708         2,001,332         2,140,813


BALANCE SHEET DATA
------------------

Cash                                  $  1,754,318      $  1,309,848      $    400,033      $    258,560      $    999,018
Current Assets                           6,057,809         5,531,423         5,504,366         3,086,136         4,040,586
Current Liabilities                      6,715,631         5,500,095         5,652,767         5,659,157         5,169,197
Total Assets                            12,371,937        12,229,537        12,531,652        10,439,013        11,756,530
Long-Term Liabilities                    4,041,578         3,633,516         3,616,460         1,657,071         1,828,401
Total Stockholders' Equity               1,614,728         3,095,926         3,262,425         3,122,785         4,758,932


Notes
        1. The results of operations data for the years ended June 30, 2003, June 30, 2002 and June 30, 2001 have been adjusted to reflect the discontinued operations of Able Propane, LLC (see financial statement Note 19).

        2. Due to the Company changing its fiscal year during 2001, the results of operations for the year ended June 30, 2001 in the above table are for the period January 1, 2001 to June 30, 2001.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 of the consolidated financial statements included in this Annual Report on Form 10-K/A for the fiscal year ended June 30, 2005. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

DEPRECIATION, AMORTIZATION AND IMPAIRMENT OF LONG-LIVED ASSETS
We calculate our depreciation and amortization by using the straight-line method based on estimated useful lives and salvage values of our assets. When assets are put into service, we make estimates with respect to useful lives that we believe are reasonable. However, subsequent events could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. Any gain or loss from the sale or other disposition of assets is reflected in the year of such sale or other disposal.

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


ALLOWANCE FOR DOUBTFUL ACCOUNTS
We routinely review our receivable balances to identify past due amounts and analyze the reasons such amounts have not been collected. In many instances, such uncollected amounts involve billing delays and discrepancies or disputes as to the appropriate price or volumes of oil delivered, received or exchanged. We also attempt to monitor changes in the creditworthiness of our customers as a result of developments related to each customer, the industry as a whole and the general economy. Based on these analyses, we have established an allowance for doubtful accounts and consider the reserve adequate, however, there is no assurance that actual amounts will not vary significantly from estimated amounts.

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

RESULTS OF OPERATIONS

The following expense items negatively affected net loss for the year ended June 30, 2005:

 o  One time non-recurring expenses for deferred loss due to the
    2003 Newton Accident                                                $318,000
 o  Accelerated amortization and prepayment penalty for early payoff
    of UPS loan                                                         $206,000
 o  Stock based compensation                                            $117,000
 o  Directors' fees                                                     $183,000
 o  Professional fees for legal & related expenses due to the 2003
    Newton Accident & supplemental government filings.                  $311,000
                                                                      ----------

    TOTAL                                                             $1,135,000
                                                                      ==========

FISCAL 2005 COMPARED TO FISCAL 2004

Revenue for fiscal 2005 increased approximately $19.1 million or 44.6% over fiscal 2004. This increase can be attributed primarily to the pass-through of fuel oil costs to customers offset by somewhat lower gallons sales during the period as a result of a slight decline in heating degree days from last season and the initial impact of marketing changes in the way the Company sells to its discount customers. The Company did not have the use of its facility in Newton, New Jersey, due to the March 2003 accident.

Gross profit margins for fiscal 2005 decreased to 9.5% from 13.0% for fiscal 2004. The decrease in margin was the result of the dramatically rising product costs during the period. Retail pricing was adjusted as necessary to cover most of the increases while continuing to maintain the Company's competitive position in the marketplace. Gross profit margin was also affected by a strong increase in sales of our PriceEnergy subsidiary in Able's present market area.

Selling, general and administrative expenses for fiscal 2005 decreased by approximately $532,000 or 8.3 % compared to fiscal 2004. The Company attributes this decrease primarily to a reduction in advertising and marketing of approximately $315,000 related to more effective advertising campaigns and a reduction in bad debt expense of approximately $151,000 related to increased collection efforts during the period.

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

Operating loss for fiscal 2005 was $1.2 million compared to $2.0 million for fiscal 2004. The net improvement in our operating loss for the year was directly related to the volatile market pricing and a decrease in selling, general and administrative expenses.

Our effective tax rate for fiscal 2005 is negligible. The difference in the Company's effective tax rate from the federal statutory rate is primarily due to a 100% valuation allowance provided for all deferred tax assets. Current period income tax expense of $3,488 represents minimum state tax liabilities.


Net loss for fiscal 2005 was $2.1 million compared to $0.2 million for fiscal 2004. During fiscal 2004 the Company recognized an after-tax gain on sale of the operating assets of Able Propane in the amount of $2.6 million, which reduced its net loss from continuing operations of $2.8 million. Excluding discontinued operatons, the net loss from continuing operarions for fiscal 2004 to fiscal 2005 decreased by approximately $561,000. This decrease in the net loss is primarily due to gross profit increase and selling, general and administrative expense decreases offset by increases in other expenses.

FISCAL 2004 COMPARED TO FISCAL 2003

The Company reported revenues of $42,847,123 for fiscal 2004, which was a small decrease of $517,905 from the prior year's revenues of $43,365,028 for the same period. This decrease can be attributed primarily to somewhat lower gallons sales during the period as a result of a decline in heating degree days from the previous season and the initial impact of marketing changes in the way the Company sells to its discount customers. The Company did not have the use of its facility in Newton, New Jersey, due to the explosion in March 2003, which negatively affected service levels to some of the customers in the Sussex County, New Jersey, delivery area.

Gross profit margin, as a percentage of revenues, for fiscal 2004, decreased by 1.87% from $6,459,633 in fiscal 2003 to $5,579,654 in fiscal 2004. The decrease in margin was the result of the dramatically rising product costs during the months of October, November and December. Retail pricing was adjusted appropriately to cover most of the increases while continuing to maintain the Company's competitive position in the marketplace.

Selling, General, and Administrative expenses, as a percent of sales, increased by 3.24% from 11.76% in the year ended June 30, 2003 to 15.00% during the year ending June 30, 2004. The Company attributes this increase to higher insurance rates due to an unsettled insurance market, payroll costs, advertising and outside consulting and legal fees.

Operating loss for fiscal 2004 was $(2,049,001) as compared to the Company's income of $241,951 for fiscal 2003. This operating loss for the year was directly related to the volatile market pricing and increased costs related to the explosion and fire in Newton, New Jersey on March 14, 2003, and increased operating costs (such as insurance).

Net loss from continuing operations for fiscal 2004 was $(2,777,358) as compared to a loss of $(33,190) in fiscal 2003. The fiscal 2004 loss was directly related to an increase in operating costs, warmer temperature for the season, and a lower gross margin.

OPERATIONAL EFFICIENCIES

Volume in gallons is the true gauge by which increases or decreases can be measured on a year-to-year basis as the volatility in the cost of the commodity can present an inexact picture of real growth. Total gallons for fiscal 2005 compared to fiscal 2004 were down by 2.9%. This is primarily the result of slightly lower heating degree-days in the 2004/05 season versus the 2003/04 season. Heating degree-days are the industry measurement used to relate each day's temperatures during the heating season to the demand for fuel used for heat. Other reasons for the year-to-year gallons decline were the fact that the March 2003 explosion, which affected our Newton fuel depot, has left this facility still in an "out of service" condition. We are currently working diligently to get this location back in service, or acquire a substitute (acquisition) facility, before the beginning of the upcoming heating season. The ability to use this, or some other location in the area, will greatly improve our service level to the Sussex County delivery area. We are also enhancing our communications to our `will call' customers by offering Able Oil Express. We believe that by focusing our efforts on each specific segment of customer, we can build overall gallons sales. Gallons increases could also be realized through the successful completion of several acquisitions that are anticipated for completion in future periods. These acquisitions, if completed, could significantly add to our Company's overall sales volume as measured in gallons as well as dollars of revenue.

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

RECENTLY IMPLEMENTED TECHNOLOGICAL PROCEDURES

The Company has introduced additional customer service technology to its Rockaway call and administrative center during the past year. Management has completed improvements to its existing telephone hardware and in-house call management. The Company's call center environment now provides the ability to respond to changing call patterns, both higher and lower, without the expense of clerical over-staffing to meet unrealized needs. New software gives customers the option of placing an order via a voice activated technology. This enables customers who simply wish to refill their fuel tank, the opportunity to quickly place an order 24 hours a day without the help of a live customer service representative. This system has been a contributing factor in our reduction of clerical SG&A expense for the past fiscal year.

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

PRICEENERGY OPERATING SUBSIDIARY

The Company's operating subsidiary, PriceEnergy, with its modern order-processing platform, has been in full operation for over four years now. This revolutionary proprietary technology is fully automated and allows for the removal of the inefficiencies associated with traditional heating oil companies in this industry. PriceEnergy has generated over 7.1 million gallons in business this year, which were delivered by the growing PriceEnergy dealer network. This is an increase of over 61% vs. the prior year. In December of 2002, PriceEnergy began sales of home heating oil in the initial BJ's Wholesale Club. Gallons sold through this venue have been steadily increasing. The Company is excited about these types of opportunities with "Channel Partners" such as BJ's and is looking to expand the Channel Partner concept. The Company is currently in the process of upgrading the PriceEnergy operating platform to enable it to handle even greater volumes of business as well as provide new services to its customers including an on-line or "I-Catalog" selling energy related items for home and business.

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

LIQUIDITY AND CAPITAL RESOURCES

To date, our principal sources of working capital have been the proceeds from public and private placements of securities and notes payable. Since our inception, sales of securities, including the proceeds from the exercise of outstanding options and warrants, have generated approximately $6.5 million, less applicable expenses.

We had a working capital deficit of approximately $(660,000) at June 30, 2005 compared to working capital of approximately $30,000 at June 30, 2004 and ratios of current assets to current liabilities of 0.9:1 as of June 30, 2005 and 1.1 as of June 30, 2004. The working capital decrease of approximately $690,000 was primarily due to a net loss of approximately $2.2 million and capital expenditures of approximately $1.2 million. This decrease was partially offset by proceeds from the sale of common stock through the exercise of outstanding options and warrants of approximately $0.5 million, net proceeds from note payable, long term debt and lines of credit of approximately $0.9 million, depreciation and amortization included in net loss of approximately $1.2 million and non-cash compensation included in net loss of approximately $0.2 million.

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

CONTRACTUAL OBLIGATIONS

The following schedule summarizes our contractual obligations as of June 30, 2005 in the periods indicated.

                                                       Payments Due by Period
                                       ----------------------------------------------------------------------
 Contractual
 Obligations                              Total    Less than 1 year   1-3 years      3-5 years       5 years
----------------------------------     ----------  ----------------  ----------     ----------     ----------
Long-Term Debt                         $4,339,187        $1,086,849  $  244,263     $  151,110     $2,856,965

Capital Lease Obligations                 976,398           266,831     669,344         40,223              -

Operating Leases                           98,830            98,830           -              -              -

Unconditional Purchase Obligations      2,284,909         2,284,909           -              -              -
                                       ----------  ----------------  ----------     ----------     ----------

Total Contractual Obligations          $7,699,324        $3,737,419  $  913,607     $  191,333     $2,856,965
                                       ==========  ================  ==========     ==========     ==========

Excluded from the table above is estimated interest payments on long term debt and capital lease obligations of approximately $378,035, $765,819, $367,974 and $2,031,618 for the periods less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively.

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

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS MAY CAUSE VOLATILITY IN THE PRICE OF OUR COMMON STOCK. Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. As demand for our services has increased in recent periods, our quarterly revenue and operating results have become highly dependent on the timing of contracts signed and programs implemented during the year, which are difficult to forecast.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Attached.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to help ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, to allow timely decisions regarding required disclosure.

In preparing the Company's disclosure controls and procedures, management cannot reasonably expect that all errors and all fraud will be discovered prior to the period in which the Exchange Act or other applicable law requires disclosure. Any system of controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Extraordinary costs and expenses may have an impact on disclosure controls and procedures because of potential allocation of Company resources to address such extraordinary items. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.

The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

LACK OF SEGREGATION OF DUTIES

        The Company is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

In connection with the preparation of this Annual Report on Form 10-K/A, the Company previously announced that it had made errors in applying accounting principles generally accepted in the United States of America to certain transaction types. On December 26, 2006, the Company announced, in consultation with the Audit Committee of the Company's Board of Directors, that the Company would restate its financial statements for the fiscal year ended June 30, 2005. The restatement corrected errors relating to (1) the amortization of a customer list; (2) the deferral of revenue recognition associated with certain twelve month service contracts; (3) the classification of certain property and equipment; (4) reconciliation of a sub-ledger discrepancy; (5) the accrual of audit fees; (6) the treatment of deferred tax assets and liabilities; and (7) the issuance and cancellation of common stock in regard to non-performance by a consultant under its consulting agreement with the Company. The nature of the errors being corrected is explained more completely in Note 2 in the Notes to Consolidated Financial Statements.

Accordingly, the Company's management has amended its Management Report Of Internal Control Over Financial Reporting to identify such errors as evidence of a material weakness that existed at June 30, 2005, as outlined below.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and is effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

        o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

        o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and, if necessary, directors of the Company;

        o and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by the Company. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential.

        As previously disclosed in the Company's Report on Form 8-K filed on December 26, 2006, management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2005, and concluded the Company's internal control over financial reporting was not effective based upon the following material weaknesses:

(1) Insufficient expertise to properly apply accounting principles generally accepted in the United States of America.
(2) Inadequate segregation of duties, including insufficient supervision and review of accounting staff work.

REMEDIATION STEPS TO ADDRESS MATERIAL WEAKNESSES

        In an effort to remediate the identified material weaknesses, management has implemented since June 30, 2005, or is in the process of implementing, the following remediation steps to enhance internal control over financial reporting.

        o On August 15, 2005, the Company hired a full-time Chief Financial Officer with extensive experience in public company compliance and financial statement preparation. On June 15, 2006 as disclosed in the Company's Report on Form 8-K filed June 21, 2006, the Company's Chief Financial Officer, for personal reasons, left the Company. Christopher Westad, the Company's President, was appointed Acting Chief Financial Officer and an independent firm, which included professionals with previous public company Chief Financial Officer experience, was engaged to provide support services to the Acting Chief Financial Officer and management of the Company in connection with the filing of this Annual Report on Form 10-K/A. On September 28, 2006, as disclosed in the Company's Current Report on Form 8-K filed on September 29, 2006, Mr. Westad stepped down temporarily as acting Chief Financial Officer in connection with his service as acting Chief Executive Officer. The Board designated Jeffrey Feld, the Company's Controller, as the acting Chief Financial Officer. The Company intends to identify a full-time Chief Financial Officer with the adequate expertise in SEC rules and accounting principles generally accepted in the United States of America.

        o The Company intends to draft and adopt Disclosure Controls and Procedures Guidelines, which will be used in order to ensure that disclosable events are surfaced in a consistent and timely manner.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        On June 15, 2006 as disclosed in the Company's Report on Form 8-K filed June 21, 2006, Steven Vella, the Company's Chief Financial Officer, left the Company for personal reasons. Christopher Westad, the Company's President, was appointed Acting Chief Financial Officer and an independent firm, which included professionals with previous public company Chief Financial Officer experience, was engaged to provide support services to the Acting Chief Financial Officer and management of the Company in connection with the filing of this Annual Report on Form 10-K/A. On September 28, 2006, as disclosed in the Company's Current Report on Form 8-K filed on September 29, 2006, Mr. Westad stepped down temporarily as acting Chief Financial Officer in connection with his service as acting Chief Executive Officer. The Board designated Jeffrey Feld, the Company's Controller, as the acting Chief Financial Officer. Except as set forth in this paragraph and except for the additional material weakness described above and changes in connection with the remediation subsequent to June 30, 2005 of the material weaknesses described above, there were no changes in the Company's internal control over financial reporting that occurred during the year ended June 30, 2005, or subsequently, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

                       ABLE ENERGY, INC. AND SUBSIDIARIES

                               FOR THE YEARS ENDED
                          JUNE 30, 2005, 2004 AND 2003





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

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Able Energy, Inc. and Subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

Simontacchi & Company, LLP
Rockaway, New Jersey
September 14, 2004, except for the restatement discussed in Note 2 to the consolidated financial statements, as to which the date is April 4, 2007.


                                            ABLE ENERGY, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                                         JUNE 30,

Assets:                                                                                         2005             2004
                                                                                             (RESTATED)       (RESTATED)
                                                                                            ------------    ------------
Current Assets:
    Cash                                                                                     $ 1,754,318     $ 1,309,848
    Accounts Receivable (Less Allowance for Doubtful
       Accounts of  $238,049 (2005) and $192,222 (2004)                                        2,822,270       2,436,554
    Inventory                                                                                    726,987         559,325
    Notes Receivable - Current Portion                                                            57,826          51,851
    Other Receivable - Non-Compete - Current Portion                                             225,000         225,000
    Miscellaneous Receivables                                                                     38,596         127,422
    Prepaid Expenses                                                                             432,812         318,980
    Deferred Costs - Insurance Claims                                                                  -         424,547
    Prepaid Expense - Income Taxes                                                                     -           2,063
    Other Receivable                                                                                   -          75,833
                                                                                            ------------    ------------
        Total Current Assets                                                                   6,057,809       5,531,423
                                                                                            ------------    ------------
Property and Equipment:
    Land                                                                                         479,346         479,346
    Buildings                                                                                  1,242,433       1,124,600
    Trucks                                                                                     3,594,218       3,217,443
    Fuel Tanks                                                                                   824,738         674,765
    Machinery and Equipment                                                                      999,315         911,177
    Building Improvements                                                                        494,037         483,152
    Cylinders                                                                                    295,476         183,773
    Office Furniture and Equipment                                                               205,319         200,640
                                                                                            ------------    ------------
           Sub Total Property & Equipment                                                      8,134,882       7,274,896
    Less: Accumulated Depreciation and Amortization                                            3,853,035       3,164,946
                                                                                            ------------    ------------
        Net Property and Equipment                                                             4,281,847       4,109,950
                                                                                            ------------    ------------
Other Assets:
    Deposits                                                                                      54,918         137,015
    Other Receivable - Non-Compete - Less Current Portion                                        450,000         675,000
    Notes Receivable - Less Current Portion                                                      649,435         675,295
    Website Development Costs, Less Accumulated Amortization of
          $ 2,127,601 (2005) and $ 1,654,761 (2004)                                              262,988         676,033
    Customer List, Less Accumulated Amortization of  $353,156 for 2005, 311,104 for 2004         257,694         299,746
    Covenant Not to Compete, Less Accumulated Amortization of
      $100,000 (2005) and $96,667 (2004)                                                                           3,333
    Development Costs - Franchising                                                                9,191          18,382
    Deferred Closing Costs - Financing                                                           348,055         103,360
                                                                                            ------------    ------------
         Total Other Assets                                                                    2,032,281       2,588,164
                                                                                            ------------    ------------

        Total Assets                                                                        $ 12,371,937    $ 12,229,537
                                                                                            ============    ============

                               SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                     ABLE ENERGY, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                  JUNE 30,
Liabilities and Stockholders' Equity
                                                                                2005              2004
                                                                              (RESTATED)        (RESTATED)
                                                                             ------------      ------------
Current Liabilities:
    Accounts Payable                                                         $  1,863,841      $  1,703,005
    Note Payable - Line of Credit                                               1,015,468           699,236
    Note Payable - Other                                                          432,660                 -
    Current Portion of Long-Term Debt                                             338,212           371,838
    Accrued Expenses                                                              152,760           318,154
    Accrued Taxes                                                                 112,064            31,582
    Employee Income Tax Withheld                                                  146,624                 -
    Deferred Income                                                               196,618           181,475
    Customer Pre-Purchase Payments                                              2,226,655         1,495,906
    Customer Credit Balances                                                      230,729           698,899
                                                                             ------------      ------------
        Total Current Liabilities                                               6,715,631         5,500,095

Deferred Income                                                                    79,679            79,679
Long Term Debt: Less Current Portion                                            3,961,899         3,553,837
                                                                             ------------      ------------
        Total Liabilities                                                      10,757,209         9,133,611
                                                                             ------------      ------------

Stockholders' Equity:
    Preferred Stock:
         Authorized 10,000,000 Shares; Par Value $.001 per Share;
         Issued and Outstanding Shares - None
    Common Stock:
         Authorized 10,000,000 Shares; Par Value $.001 per Share; Issued
         and Outstanding Shares 2,314,463 (2005) and 2,013,250 (2004)               2,314             2,013
    Paid in Surplus                                                             6,409,816         5,711,224
    Retained Earnings (Deficit)                                                (4,797,402)       (2,617,311)
                                                                             ------------      ------------
        Total Stockholders' Equity                                              1,614,728         3,095,926
                                                                             ------------      ------------
        Total Liabilities and Stockholders' Equity                           $ 12,371,937      $ 12,229,537
                                                                             ============      ============

                        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                         ABLE ENERGY, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                            FOR THE YEARS ENDED JUNE 30,

                                                                      2005              2004              2003
                                                                   (RESTATED)        (RESTATED)        (RESTATED)
                                                                  ------------      ------------      ------------
Net Sales                                                         $ 61,947,349      $ 42,847,123      $ 43,365,028

Cost of Sales                                                       56,032,585        37,267,469        36,905,395
                                                                  ------------      ------------      ------------
     Gross Profit                                                    5,914,764         5,579,654         6,459,633
                                                                  ------------      ------------      ------------
Expenses:
     Selling, General and Administrative Expenses                    5,902,000         6,433,697         5,105,584
     Depreciation and Amortization Expense                           1,225,196         1,194,958         1,112,098
                                                                  ------------      ------------      ------------
         Total Operating Expenses                                    7,127,196         7,628,655         6,217,682
                                                                  ------------      ------------      ------------

    Income (Loss) From Operations                                   (1,212,432)       (2,049,001)          241,951
                                                                  ------------      ------------      ------------

Other Income (Expenses):
     Interest and Other Income                                         214,742           149,803           112,543
     Interest Expense                                                 (449,776)         (576,578)         (435,992)
     Directors' Fees                                                  (183,197)                -           (24,000)
     Loss on Sale of Assets                                            (19,249)                -                 -
     Gain on Insurance Recovery                                              -                 -           215,140
     Other Expense (Note 20)                                          (318,236)                -                 -
     Legal Fees Relating to  Accident (Note 10)                       (208,455)         (261,862)          (90,050)
                                                                  ------------      ------------      ------------
         Total Other Income (Expense)                                 (964,171)         (688,637)         (222,359)
                                                                  ------------      ------------      ------------
     Income from Continuing Operations
         Before Provision for Income Taxes                          (2,176,603)       (2,737,638)           19,592

Provision for Income Taxes                                               3,488            39,720            52,782
                                                                  ------------      ------------      ------------

     Net Income (Loss) From Continuing Operations                   (2,180,091)       (2,777,358)          (33,190)
                                                                  ------------      ------------      ------------
Discontinued Operations:
     Income (Loss) from Discontinued Operations                              -           (57,630)          148,830
     Gain on Sale of Subsidiary Operating Assets                             -         2,668,490                 -
                                                                  ------------      ------------      ------------
     Income (Loss) from Discontinued Operations                              -         2,610,860           148,830
                                                                  ------------      ------------      ------------
     Net Income (Loss)                                            $ (2,180,091)     $   (166,498)     $    115,640
                                                                  ------------      ------------      ------------
Basic Earnings (Loss) per Common Share
     Income (Loss) from Continuing Operations                     $      (1.04)     $      (1.38)     $      (0.02)
                                                                  ============      ============      ============
     Income (Loss) from Discontinued Operations                   $          -      $       1.30      $       0.07
                                                                  ============      ============      ============

Diluted Earnings (Loss) per Common Share                          $      (1.04)     $      (1.38)     $      (0.02)
                                                                  ============      ============      ============
     Income (Loss) from Continuing Operations                     $          -      $       1.30      $       0.07
                                                                  ============      ============      ============
     Income (Loss) from Discontinued Operations

Weighted Average Number of Common Shares Outstanding - Basic         2,094,629         2,013,250         2,012,708
                                                                  ============      ============      ============
Weighted Average Number of Common Shares Outstanding- Diluted        2,094,629         2,013,250         2,051,700
                                                                  ============      ============      ============

                            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                       ABLE ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          FOR THE YEARS ENDED JUNE 30,



                                                 COMMON STOCK               ADDITIONAL                          TOTAL
                                         ----------------------------        PAID-IN         RETAINED       STOCKHOLDERS'
                                            SHARES           AMOUNT          SURPLUS         EARNINGS          EQUITY
                                         -----------      -----------      -----------      -----------     -----------
                                          (RESTATED)       (RESTATED)       (RESTATED)      (RESTATED)       (RESTATED)
                                         -----------      -----------      -----------      -----------     -----------
Balance - June 30, 2002                    2,007,250      $     2,007      $ 5,687,230      $(2,566,452)    $ 3,122,785

Issuance of Common Stock for
Payment of Directors'                          6,000                6           23,994                -          24,000

Net Income                                         -                -                -          115,640         115,640
                                         -----------      -----------      -----------      -----------     -----------
Balance - June 30, 2003                    2,013,250            2,013        5,711,224       (2,450,812)      3,262,425
Net Loss                                                                                       (166,499)       (166,499)
                                         -----------      -----------      -----------      -----------     -----------
Balance - June 30, 2004                    2,013,250            2,013        5,711,224       (2,617,311)      3,095,926

Common Stock Issued in Connection
with Option and warrant Exercises            291,213              291          478,392                -         478,683

Options Granted to Employees -
Below Market Price                                 -                -          117,000                -         117,000

Restricted Stock Granted to Board
Members                                       10,000               10          103,200                -         103,210

Net Loss                                           -                -                -       (2,180,091)     (2,180,091)
                                         -----------      -----------      -----------      -----------     -----------
Balance - June 30, 2005                    2,341,463      $     2,314      $ 6,409,816      $(4,797,402)    $ 1,614,728
                                         ===========      ===========      ===========      ===========     ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                        ABLE ENERGY, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE YEARS ENDED JUNE 30,


                                                                       2005             2004             2003
                                                                   -----------      -----------      -----------
(Restated)                                                          (RESTATED)       (RESTATED)       (RESTATED)
----------                                                         -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS
-------------------------------------------------------------
Net Income (Loss)                                                  $(2,180,091)     $  (166,498)     $   115,640
(Loss) Income from Discontinued Operations                                   -          (57,630)         148,830
Gain on Sale of Subsidiary                                                   -        2,668,490                -
                                                                   -----------      -----------      -----------
Income (Loss) - Continuing Operations                               (2,180,091)      (2,777,358)         (33,190)
 Adjustments to Reconcile Net Income (Loss)to Net Cash
  Used by Operating Activities:
    Depreciation and Amortization                                    1,225,196        1,194,958        1,112,098
    Loss (Gain) on Disposal of Equipment                                35,722                -         (215,272)
    Stock Based Compensation - Directors                               103,200                -           24,000
    Stock Based Compensation - Employees                               117,000                -
    (Increase) Decrease in:
       Accounts Receivable                                            (385,716)         225,254         (728,282)
       Inventory                                                      (167,662)         230,097         (383,998)
       Prepaid Expenses                                               (113,832)          77,002         (167,143)
       Prepaid Income Taxes                                              2,063                -              670
       Deposits                                                         82,097           28,526          (87,000)
       Deferred Income Tax - Asset                                           -          118,868           (8,074)
       Deferred Costs - Insurance Claims                               424,547          279,128         (614,816)
     Increase (Decrease) in:
       Accounts Payable                                                160,836          282,094          261,570
       Accrued Expenses                                                (84,912)        (484,246)          19,355
       Employee Income Tax Withheld                                    146,624
       Customer Advance Payments                                       730,749          559,226           56,569
       Customer Credit Balance                                        (468,170)         282,255         (131,692)
       Deferred Income Taxes                                                 -          (70,310)          15,598
       Escrow Deposits                                                       -           (5,000)         (23,472)
       Deferred Income                                                  15,143           37,537           44,460
                                                                   -----------      -----------      -----------
       Net Cash Used by Operating Activities - Continuing
       Operations                                                     (357,206)         (21,969)        (858,619)
                                                                   -----------      -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES
-----------------------------------
 Purchase of Property and Equipment                                 (1,139,969)      (1,216,540)      (1,102,589)
 Web Site Development Costs                                            (59,795)         (56,219)         (74,064)
 Increase in Deposits                                                        -                -           (7,971)
 Insurance Claim Receivable                                                  -          349,526                -
 Disposition of Equipment                                                4,876           73,860          118,258
 Cash Received on Sale of Equipment and Inventory - Subsidiary         225,000                -                -
 Payment on Notes Receivable - Sale of Equipment                        19,855            8,224           13,359
 Cash Received on Sale of Property                                     229,814                -                -


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                       ABLE ENERGY, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                          FOR THE YEARS ENDED JUNE 30,

                                                                             2005            2004             2003
                                                                         AS RESTATED      AS RESTATED      AS RESTATED
                                                                         -----------      -----------      -----------
 Note Receivable - Montgomery                                                      -                -              655
Receivable - Officer                                                          75,833          (75,833)               -
 Miscellaneous Receivables                                                   103,826          (56,919)          43,402
                                                                         -----------      -----------      -----------
       Net Cash Used by Investing Activities - Continuing Operations        (540,560)        (973,901)      (1,008,950)
                                                                         -----------      -----------      -----------


CASH FLOW FROM FINANCING ACTIVITIES
-----------------------------------
   Note Payable - Bank                                                   $  (699,236)     $   700,000      $         -
  (Decrease) Increase in Notes Payable - Bank                                      -       (1,270,764)        (200,000)
   Note Payable - Other                                                      432,660       (1,585,000)       1,085,000
   Note Payable - Officer                                                          -         (321,630)         311,320
   Note Payable - Line of Credit                                           1,015,468                -                -
   Decrease in Long-Term Debt                                             (3,236,437)      (3,377,095)        (766,479)
   Increase in Long-Term Debt                                              3,610,874        5,117,315          844,869
   Increase in Deferred Financing Cost on Notes Payable                     (244,695)               -                -

   Sale of Common Stock                                                      463,602                -                -
                                                                         -----------      -----------      -----------
           Net Cash (Used) Provided By Financing Activities -
                Continuing Operations                                      1,342,236         (737,174)       1,274,710
                                                                         -----------      -----------      -----------

Discontinued Operations:
   Net Cash (Used) Provided by Discontinued Operations                             -        1,055,720          734,332
   Proceeds from Sale of Equipment and Inventory                                            3,000,000                -

   Cost of Sale                                                                    -       (1,412,861)               -
                                                                         -----------      -----------      -----------

             Net Cash Provided by Discontinued Operations                          -        2,642,859          734,332
                                                                         -----------      -----------      -----------

Net Increase in Cash                                                         444,470          909,815          141,473
Cash - Beginning of Year                                                   1,309,848          400,033          258,560
                                                                         -----------      -----------      -----------
Cash - End of Year                                                       $ 1,754,318      $ 1,309,848      $   400,033
                                                                         ===========      ===========      ===========

The Company had Interest Cash Expenditures of:                           $   432,849      $   665,032      $   416,049
The Company had Tax Cash Expenditures of:                                $    17,249      $    59,638      $    34,567

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
Able Energy, Inc. ("Able") was incorporated in Delaware in 1997 and together with its operating subsidiaries ("Able Energy" or the "Company"), provides liquid fuel and services to residential and commercial customers.

Able Oil Company, incorporated in New Jersey in 1990, a wholly owned subsidiary of Able, sells heating oil and other liquid fuels and provides heating, ventilation and air conditioning services to residential and commercial customers in the New Jersey and Pennsylvania markets. Able Energy New York, Inc., incorporated in New York in 1989, a wholly owned subsidiary of Able, sells residential and commercial heating oil, propane, diesel fuel, and kerosene to customers located within the Warrensburg, New York area. Able Oil Melbourne, Inc., incorporated in Florida in 1995, a wholly owned subsidiary of Able, primarily sells diesel fuel to customers located within the vicinity of Cape Canaveral, Florida. Able Energy Terminal LLC, incorporated in New Jersey in 1999, a wholly owned subsidiary of Able, provides fuel storage and distribution services, primarily to Able Oil. PriceEnergy.com, Inc., a majority owned (67.9%) subsidiary of Able, was incorporated in Delaware in 1999 and, through an internet platform, facilitates the sale of fuel oil through a network of suppliers in New England and the mid-Atlantic states. PriceEnergy.com Franchising L.L.C., incorporated in New Jersey in 2001, a wholly owned subsidiary of Able, aims to extend the PriceEnergy.com brand by providing franchising services to owner-operators in new markets.

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

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
Effective with this filing, the Company is correcting certain errors in its previously issued financial statements. Amounts stated herein as of June 30, 2005 and 2004 and for the fiscal years ended June 30, 2005, 2004 and 2003 represent the restated financial information rather than the financial information originally included in Form 10-K for the year ended June 30, 2005 which was filed on September 28, 2005 (See Note 2).

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Able Energy, Inc. and its subsidiaries. All material inter-company balances and transactions were eliminated in consolidation.

MAJORITY OWNERSHIP
The Company is the majority owner, owning 67.9% of the issued shares of a subsidiary, PriceEnergy.Com, Inc. in which their capital investment is $25,000. The subsidiary has established an E-Commerce Operating System for the sale of products through a network of suppliers originally on the East Coast of the United States. The business became active in October 2000 (See Notes 8 and 13).

MINORITY INTEREST
The minority interest in PriceEnergy.Com, Inc. is a deficit and, in accordance with Accounting Research Bulletin No. 51, subsidiary losses should not be charged against the minority interest to the extent of reducing it to a negative amount. As such, the losses have been charged against the Company, the majority owner.

INVENTORIES
Inventories, consisting principally of heating oil, diesel fuel, kerosene, propane and heating equipment, related parts and supplies, and are valued at the lower of cost (first in, first out method) or market.

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

Depreciation expense for the years ended June 30, 2005, 2004 and 2003 amounted to $697,780, $769,742 and $745,015, respectively. The cost and related accumulated depreciation of assets sold or otherwise disposed of during the period are removed from the accounts. Any gain or loss is reflected in the year of disposal.

At June 30, 2005 and 2004 the equipment under the capital leases had net book values of approximately $ 768,248 and $ 622,924, respectively.

Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for renewals and betterments are capitalized.

GOODWILL AND INTANGIBLE ASSETS
Intangibles include customer lists, a covenant not to compete, website development costs and development costs- franchising. The covenant not to compete and development costs - franchising are being amortized over 5 year periods. Amortization expense related to the covenant not to compete and development costs - franchising for the years ended June 30, 2005, 2004 and 2003 amounted to $12,524, $29,191 and $29,191, respectively.

Costs of $2,390,589 incurred in the developmental stage for computer hardware and software have been capitalized in accordance with Emerging Issues Task Force ("EITF ") 00-2, "Accounting for Website Development Costs". The costs are being amortized on a straight-line basis over the estimated useful life, 5 years. Operations commenced in October 2000. Amortization for the years ended June 30, 2005, 2004 and 2003 amounted to $472,840, $461,823 and $445,842, respectively.

Customer Lists totaling approximately $611,000 related to various acquisitions are being amortized over a 10-15 year estimated lives. In addition, Statement of Financial Accounting Standards No.142 (SFAS 142) requires goodwill and other intangible assets to be periodically tested for impairment, and adjusted when impaired. As of June 30, 2005 and 2004, the Company has net unamortized customer lists of $257,694 and $299,746, respectively. Based upon an assessment of the customer lists, there has been no impairment, beyond the net unamortized balances (see Note 2).

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

INCOME TAXES
The subsidiaries are filing a consolidated tax return with Able Energy, Inc. Effective January 1, 1997, the Company has elected to provide for income taxes based on the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns in different years. Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

CONCENTRATIONS OF CREDIT RISK
The Company performs on-going credit evaluations of its customers' financial conditions and requires no collateral from its customers.

Financial instruments, which potentially subject the Company to concentrations of credit risk consist of checking and savings accounts with several financial institutions in excess of insured limits. The excess above insured limits is approximately $1,300,000 at June 30, 2005. The Company does not anticipate non-performance by the financial institutions.

ADVERTISING EXPENSE
Advertising costs are expensed at the time the advertisement appears in various publications and other media. The expense was $338,995, $651,302 and $416,712 for the years ended June 30, 2005, 2004 and 2003, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable accrued compensation, notes payable, and other accrued liabilities, approximate fair value because of their short maturities.

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

COMPUTATION OF NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is antidilutive. Dilutive potential common shares primarily consist of stock options and warrants. These options and warrants could be dilutive in the future. The numerator for the calculation of both basic and diluted earnings per share is the earnings or loss available for common stockholders.

STOCK BASED COMPENSATION
The Company accounts for its stock options issued to employees and outside directors pursuant to Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". The $103,200 and $24,000 value of stock granted to directors was charged as directors' fees, during the fiscal years ended June 30, 2005 and 2003, respectively. The $117,000 grant date intrinsic value of options granted to employees was charged as compensation expense during the fiscal year ended June 30, 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                        FOR THE YEARS ENDED JUNE 30,
                                                         --------------------------------------------------
                                                               2005               2004              2003
                                                         ----------------      -----------      -----------
                                                            (RESTATED)         (RESTATED)        (RESTATED)
                                                         ----------------      -----------      -----------
Net Income (Loss) From Continuing Operations, as
reported                                                 $     (2,180,091)     $(2,777,358)     $   (33,190)
Deduct: Total stock-based
employee compensation
expense determined under
fair value based method for all
awards, net of related tax
effects                                                           858,324          102,224          128,950
                                                         ----------------      -----------      -----------
Pro forma net loss from continuing operations            $     (3,038,415)     $(2,879,582)     $  (162,140)
                                                         ================      ===========      ===========

Weighted average common
  shares outstanding - basic                                    2,094,629        2,013,250        2,012,708
                                                         ================      ===========      ===========

Weighted average common
  shares outstanding - diluted                                  2,094,629        2,013,250        2,051,700
                                                         ================      ===========      ===========


(Loss) earnings per share:
     Basic from continuing operations, as reported       $          (1.04)     $     (1.38)     $     (0.02)
                                                         ================      ===========      ===========

     Basic from continuing operations, pro forma         $          (1.45)     $     (1.43)     $     (0.08)
                                                         ================      ===========      ===========

     Diluted from continuing operations, as reported     $          (1.04)     $     (1.38)     $     (0.02)
                                                         ================      ===========      ===========

     Diluted from continuing operations, pro forma       $          (1.45)     $     (1.43)     $     (0.08)
                                                         ================      ===========      ===========

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

The estimated weighted average fair values of the options at the date of grant using the Black-Scholes option-pricing model as promulgated by SFAS No. 123 and the related assumptions used to develop the estimates are as follows:

                                                  FOR THE YEARS ENDED JUNE 30,
                                               ---------------------------------
                                                 2005        2004         2003
                                               --------    --------     --------
   Weighted average fair value of
   options granted during the year              $4.82        $2.04       $1.99
   Risk-free interest rate                       4.0%        4.0%         4.0%
   Expected volatility                          185.9%      120.1%       113.7%
   Dividend yield                                 -            -           -
   Expected life                               5 years      5 years     5 years

See Note 14 for further discussion of the Company's stock options.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services." Under SFAS 123, the cost is measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. There were no grants to non-employees during the fiscal years ended June 30, 2005, 2004 and 2003.

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

RECENT ACCOUNTING PRONOUNCEMENTS

SHARE-BASED PAYMENT
In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) on July 1, 2005 using the modified prospective method. The Company has disclosed the pro forma impact of adopting SFAS No. 123(R) on net income and earnings per share for the year ended June 30, 2005, 2004 and 2003 in Note 1, which includes all share-based payment transactions to date. The Company does not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

INVENTORY COSTS
In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS 151 amends ARB No. 43, "Inventory Pricing", to clarify the accounting for certain costs as period expense. The Statement is effective for fiscal years beginning after June 15, 2005; however, early adoption of this Statement is permitted. There was no impact from the adoption of this statement.

NOTE 2 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

SUMMARY
On December 26, 2006, the Company filed a report on Form 8-K with the Securities and Exchange Commission disclosing that the Company would restate previously issued financial statements for the years ended June 30, 2005, 2004 and 2003. During the audit of Able Energy, Inc.'s June 30, 2006 financial statements by the Company's new independent registered public accounting firm, the Company, in consultation with the Audit Committee, determined that the previously issued financial statements contained certain errors with respect to the application of U.S generally accepted accounting principles("GAAP").

These restated financial statements and the related notes correct errors relating to (1) the amortization of customer lists; (2) the deferral of revenue recognition associated with certain twelve month service contracts; (3) the classification of certain property and equipment; (4) reconciliation of a sub-ledger discrepancy; (5) the accrual of audit fees; (6)the treatment of deferred tax assets and liabilities; and (7) the issuance and cancellation of common stock in regard to non-performance by a consultant under its consulting agreement with the Company.

CUSTOMER LIST AMORTIZATION
The Company was amortizing customer lists aggregating approximately $611,000 (purchased in various asset acquisitions) over estimated useful lives of 10-15 years until July 2001, when the net book value was $422,728. The Company has reassessed its position and has determined that the customer lists should have continued to be amortized, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", which states that intangible assets must be amortized over their estimated useful life, unless that useful life is determined to be indefinite. Accordingly, the Company has recognized additional amortization expense of $38,878 during the fiscal year ended June 30, 2002 and an additional $42,052 during each of the fiscal years ended June 30, 2005, 2004 and 2003.

SERVICE CONTRACT REVENUE DEFERRAL
In the ordinary course of business, the Company offers a twelve month service contract related to residential customers' heating equipment. The Company's policy, which is consistent with GAAP, is to defer the revenue associated with these contracts, recognizing the revenue over the life of the respective contracts. However, the Company's policy was not applied correctly. The Company has estimated and recorded the deferrals required at the various reporting dates, which has had the impact of reducing revenue by $17,476, $35,205, $44,460 and $99,478 for the fiscal years ended June 30, 2005, 2004, 2003 and 2002, respectively.

PROPERTY AND EQUIPMENT RECLASSIFICATION
Certain building structures were constructed and were inadvertently classified as Building Improvements. The correcting adjustments have no impact on net income. The cost basis that was reclassified from Building Improvements to Buildings was $172,055 and $124,332 during the fiscal years ended June 30, 2005 and 2004, respectively.

RECONCILIATION OF SUB-LEDGER DISCREPANCY
In July 2004, the Company implemented a new industry-specific back office system, which included an accounts receivable sub-ledger. At the time of the conversion, a discrepancy developed between the accounts receivable on the general ledger and the accounts receivable on the sub-ledger, which discrepancy was never reconciled. The Company has now determined that certain accounts receivable balances on the general ledger were unsubstantiated. Accordingly, the Company recorded a $54,630 charge associated with the write-down of these balances during the fiscal year ended June 30, 2005, which was the year that the new back-office system was implemented.

AUDIT FEE ACCRUAL
As of June 30, 2005, the Company recorded an accrual for audit fees that it estimated would be incurred subsequent to that date, with respect to the audit of the Company's June 30, 2005 financial statements. The Company subsequently determined that the accrual for the audit services which had not yet been performed was not in accordance with GAAP. Accordingly, the Company reversed $31,337 of Accrued Expenses as of June 30, 2005, with a corresponding reduction of Selling, General and Administrative Expenses.

TREATMENT OF DEFERRED TAX ASSETS AND LIABILITIES

Given the Company's recent operating results, the Company has subsequently determined that it is more likely than not that the net deferred tax assets will not be realized. Pursuant to FAS 109, a 100% valuation allowance has now been provided against the net deferred tax assets. Accordingly, the balance sheet no longer reflects $109,867 and $100,014 of deferred tax assets plus $104,517 and $91,176 of deferred tax liabilities, as of June 30, 2005 and 2004, respectively. In addition, the Company has reassessed the gross value of its deferred tax assets and has updated the related footnote disclosure, See Note 7.

CANCELLATION OF COMMON STOCK DUE TO NON-PERFORMANCE BY A CONSULTANT
In March 2005, the Company issued common stock to a consultant pursuant to the terms of a consulting agreement. Subsequently, the Company determined that the consultant did not perform in accordance with the consulting agreement and the Company has filed suit demanding that the shares be returned. The Company's position is that the share issuance has been cancelled "ab initio", as if the shares were never issued. Accordingly, the impact of the share issuance during the fiscal year ended June 30, 2005 has been reversed, including $58,442 of Prepaid Expenses, a $143 reduction of Common Stock, a $71,286 reduction of Paid in Surplus, and a $12,987 reduction of Selling, General and Administrative Expenses. In addition, the outstanding common stock as of June 30, 2005 was reduced by 142,857 shares.

IMPACT
Amounts reflected herein for the fiscal years ended June 30, 2005, 2004 and 2003 represent the restated financial information rather than the financial information included in the Form 10-K for the year ended June 30, 2005, which was filed with the SEC on September 28, 2005. The following summarizes the effect of the adjustments discussed above on the previously reported net loss and net loss per share:


                                                                Years ended June 30,
                               ------------------------------------------------------------------------------------
                                         2005                         2004                        2003
                               -------------------------   -------------------------   --------------------------
                                                income                      income                       income
                                   Net          (loss)          Net         (loss)        Net            (loss)
                                 income          per          income         per         income            per
                                 (loss)         share         (loss)        share        (loss)           share
                               -----------   -----------   -----------   -----------   -----------    -----------
As reported                    $(2,110,257)  $     (0.99)  $(2,700,102)  $     (1.34)  $    53,322    $     0.03

Customer list amortization         (42,052)        (0.02)      (42,052)        (0.02)      (42,052)        (0.02)
Service contract deferral          (17,476)        (0.01)      (35,204)        (0.02)      (44,460)        (0.03)
Sub-ledger difference              (54,630)        (0.03)            -             -             -             -
Audit fee accrual                   31,337          0.01             -             -             -             -
Stock cancellation                  12,987             -             -             -             -             -
                               -----------   -----------   -----------   -----------   -----------    -----------
As restated                    $(2,180,091)  $     (1.04)  $(2,777,358)  $     (1.38)  $   (33,190)   $    (0.02)
                               ===========   ===========   ===========   ===========   ===========    ===========

The impact on the Consolidated Statements of Operations, Balance Sheets and Statements of Cash Flows, as a result of the adjustments discussed above, is illustrated on a condensed basis below.

                   Adjustments to the Statement of Operations
                   ------------------------------------------

                                                                                 Years ended June 30,
                                               ------------------------------------------------------------------------------------
                                                          2005                         2004                        2003
                                               -------------------------- ----------------------------- ---------------------------
                                                 Amounts                       Amounts                     Amounts
                                               previously        As          previously        As         previously         As
STATEMENTS OF OPERATIONS:                       reported      restated        reported      restated       reported       restated
                                               -------------------------- ----------------------------- ---------------------------
Net Sales                                    $ 61,964,825   $ 61,947,349   $ 42,882,327   $ 42,847,123  $ 43,409,488   $ 43,365,028
Gross Profit                                    5,986,870      5,914,764      5,614,858      5,579,654     6,504,093      6,459,633

Income (Loss) From Operations                  (1,142,598)    (1,212,432)    (1,971,745)    (2,049,001)      328,463        241,951
Total Other Income (Expense)                     (964,171)      (964,171)      (688,637)      (688,637)     (222,359)      (222,359)

Net Income (Loss) From Continuing Ops          (2,110,257)    (2,180,091)    (2,700,102)    (2,777,358)       53,322        (33,190)
Net Income (Loss)                            $ (2,110,257)  $ (2,180,091)  $    (89,242)  $   (166,498) $    202,152   $    115,640

Basic and Diluted Earnings (Loss) per Share:
Income (Loss) from Continuing Ops            $      (0.99)  $      (1.04)  $      (1.34)  $      (1.38) $       0.03   $      (0.02)
Income (Loss) from Discontinued Ops          $          -   $          -   $       1.30   $       1.30  $       0.07   $       0.07
Wtd Avg Common Shares - Basic                   2,140,813      2,094,629      2,013,250      2,013,250     2,012,708      2,012,708

Wtd Avg Common Shares - Diluted                 2,140,813      2,094,629      2,013,250      2,013,250     2,051,700      2,051,700
------------------------------------------------------------------------------------------------------------------------------------


                        Adjustments to the Balance Sheets
                        ---------------------------------

                                                                     As of June 30,
                                              -----------------------------------------------------
                                                 2005          2005           2004          2004
                                              -----------   -----------   -----------   -----------
                                                  As                           As
                                              previously        As         previously        As
BALANCE SHEETS:                                reported      restated       reported      restated
                                              -----------   -----------   -----------   -----------
  Total Current Assets                        $ 6,230,307   $ 6,057,809   $ 5,577,508   $ 5,531,423
  Total Assets                                $12,754,560   $12,371,937   $12,443,695   $12,229,537
  Total Current Liabilities                   $ 6,550,350   $ 6,715,631   $ 5,320,953   $ 5,500,095
  Total Liabilities                           $10,696,445   $10,757,209   $ 9,045,644   $ 9,133,611
  Total Stockholders' Equity                  $ 2,058,115   $ 1,614,728   $ 3,398,051   $ 3,095,926
  Total Liabilities and Stockholders' Equity  $12,754,560   $12,371,937   $12,443,695   $12,229,537

                   Adjustments to the Statements of Cash Flows
                   -------------------------------------------

                                                                            For the Years Ended June 30,
                                             -------------------------------------------------------------------------------------
                                                 2005           2005          2004            2004          2003           2003
                                             -----------    -----------    -----------    -----------    -----------   -----------
                                                 As                            As                           As
                                             previously         As         previously          As        previously        As
STATEMENTS OF CASH FLOWS:                     reported       restated       reported        restated      reported      restated
                                             -----------    -----------    -----------    -----------    -----------   -----------
Net Cash (Used in) Provided by Operating
       Activities of Continuing Operations   $  (357,206)   $  (357,206)   $   (21,969)   $   (21,969)   $  (858,619)   $  (858,619)
Net Cash Used in Investing
       Activities of Continuing Operations   $  (540,560)   $  (540,560)   $  (973,901)   $  (973,901)   $(1,008,950)   $(1,008,950)
Net Cash (Used in) Provided by Financing
       Activities of Continuing Operations   $ 1,342,236    $ 1,342,236    $  (737,174)   $  (737,174)   $ 1,274,710    $ 1,274,710
 Net Cash Provided by
       Discontinued Operations               $         -    $         -    $  2,642,859   $ 2,642,859    $   734,332    $   734,332


NOTE 3 NOTES RECEIVABLE

A. The Company has a Receivable from Able Montgomery, Inc. and Andrew W. Schmidt related to the sale of Able Montgomery, Inc. to Schmidt, and a truck financed by Able Energy, Inc. No payments of principal or interest had been received for more than one year. A new note was drawn dated June 15, 2000 for $170,000, including the prior balance, plus accrued interest. The Note bears interest at 9.5% per annum and payments commenced October 1, 2000. The payments will be monthly in varying amount each year with a final payment of $55,981.07 due September 1, 2010. No payments were received in the year ended December 31, 2000. In February 2001, two (2) payments were received in the amount $2,691.66, interest only. In September 2001, $15,124.97 was received covering payments from December 2000 through October 2001, representing interest of $14,804.13 and principal of $320.84. Payments were received in November and December 2002, representing payments for December 2001 and January 2002, for a total of $3,333.34; interest of $2,678.88, and principal of $654.46. No payments have been received in more than 30 months.

The note is secured by a pledge and security agreement and stock purchase agreement (Stock of Able Montgomery, Inc.), dated December 31, 1998, and the assets of Andrew W. Schmidt with the note dated June 15, 2000. The income on the sale of the company in December 1998 and the accrued interest on the drawing of the new note are shown as deferred income in the amount of $79,679 to be realized on collection of the notes.

The Company is in negotiations with Andrew Schmidt. Andrew Schmidt and the Company have reached an agreement whereby the liability will be paid by an additional $.04 per gallon charge on oil purchased from the Company. The Company believes the value of the collateral will cover the amount due if foreclosure is required.

Maturities of the Note Receivable are as follows:

                    For the Years             Principal
                    Ending June 30,             Amount
                 ---------------------      -------------
                       2006                      $ 44,118
                       2007                        13,753
                       2008                        15,118
                       2009                        16,619
                       2010                        18,268
                       Thereafter                  60,825
                                            -------------
                       Total                     $168,701
                                            =============

B. Able Oil Company has three (3) Notes Receivable for the sale of oil delivery trucks to independent drivers who also deliver oil for the Company. Two notes bear interest at the rate of 12% per annum and one Note at 9% annum. One note began December 1998, one began February 1999 and one began January 2004. The notes are payable eight (8) months per year September through April, the oil delivery season.

Maturities of these Notes Receivable are as follows:


                 For the Years Ending         Principal
                       June 30,                Amount
                 ---------------------      -------------
                       2006                      $ 13,708
                       2007                        11,990
                       2008                         6,147
                       2009                         6,715
                                            -------------
                       Total                     $ 38,560
                                            =============

NOTE 4 INVENTORIES

The components of the inventories are as follows:

                  Items                 June 30, 2005        June 30, 2004
    -----------------------------    -------------------    ----------------
    Heating Oil                                $ 335,245           $ 232,364
    Diesel Fuel                                   34,409              19,998
    Kerosene                                       3,025               4,906
    Propane                                       28,020              13,461
    Parts, Supplies and Equipment                326,290             288,596
                                     -------------------    ----------------
    Total                                      $ 726,987           $ 559,325
                                     ===================    ================

NOTE 5 NOTES PAYABLE BANK

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

        On March 3, 2004, the Company repaid $1,100,000 of the term loan principal balance. The monthly payments of principal and interest were reduced to $26,672, commencing with the payment due April 1, 2004, which was paid by the Company in March 2004. All other terms of the loan will remain the same.

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

        The Revolving Line of Credit will have availability up to 75% on accounts receivable less than 90 days outstanding, plus 50% on inventory. The outstanding balance at June 30, 2004 was $700,000.

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
                                                                     ==========

        The Term Loan and the Line of Credit were paid in full on May 13, 2005 with new financing secured by the Company (see Note 5 B and C)

B. On May 13, 2005, the Company entered into a term loan with Northfield Savings Bank for $3,250,000. Principal and interest shall be due and payable the first of each month, commencing on July 1, 2005, in the amount of $21,439. The initial interest rate is 6.25% per annum on the unpaid principal balance for the first five (5) years, to be redetermined every fifth anniversary date (reset date) at 300 basis points over the five (5) year treasury rate, but not lower than the initial rate; at that time the monthly payment will be redetermined. At the maturity date of June 1, 2030, all amounts owed are due and payable. If payment is not received within ten (10) days after its due date, a late charge of 5% of such delinquent payment will be applied. Prepayments may be paid in whole or part, together with accrued interest on the prepaid amount.

        Security for the Note is a Mortgage and Security Agreement on real property in the Borough of Rockaway, County of Morris, New Jersey and an assignment of leases and rents, the property is at 344 Route 46. The property is owned by Able Energy Terminal, LLC, a wholly owned subsidiary. The Company granted to the bank a continuing security interest in all property of the borrower, now and hereafter in possession of the bank, as security for payment of this note and any other liabilities to the bank. The interest rate on default is 4% per annum above the interest rate then in effect.

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

C. On May 13, 2005, the Company and subsidiaries entered into a loan and security agreement with Entrepreneur Growth Capital, LLC, as lender. The loan will be a Line-Of-Credit of $1,750,000, secured by (1) accounts receivable, 60 days or less in age from invoice date with a maximum accounts receivable credit line of $1,250,000 and (2) inventory, owned by borrower in storage tanks in Rockaway, New Jersey facility and goods held for sale or lease or to be furnished under a contract of service and all present and future raw materials, work in process and finished goods, with a maximum inventories credit line of $500,000. Loans and advances are permitted up to 85% of the net amount of eligible accounts receivable and 30% of the net amount of eligible inventory, not to exceed the maximum Line-of-Credit amount of $1,750,000. The balance due by June 30, 2005 is $1,015,468.

        INTEREST AND FEES

        Interest payable on loans and advances, related to both accounts receivable and inventory advances are charged at Citibank's Prime rate, plus 4% per annum, but the rate shall never be more than 24% or maximum permitted by law. All interest and fees charged or chargeable to borrower shall be deemed as an additional advance.

        Any advance interest shall be charged at 18% per annum, the default rate of interest shall be 24% per annum. The Company shall pay the lender an annual facility fee in an amount equal to two percent (2%) of the Line-of-Credit, $35,000. The facility fee is payable upon execution of this agreement and upon each annual anniversary date of this agreement until such time this agreement has been terminated in accordance with its terms. Borrower shall pay lender a minimum interest charge in an amount equal to the difference between (a) $11,000 per month, and (b) the actual amount of interest charged to the borrower on the obligation that month. Borrower shall pay lender a monthly collateral management fee equal to one quarter of one percent (0.25%) of the Line-of- Credit, or $4,375.

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

NOTE 6 NOTES PAYABLE

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

                                         INTEREST RATE AT                          OUTSTANDING         OUTSTANDING
                                          JUNE 30, 2005                              DEBT AT             DEBT AT
                                            AND 2004            MATURITIES         6/30/2005            6/30/2004
                                         ----------------       ----------      ----------------    ----------------
Notes Payable Collateralized
By Trucks and Vans                        2.90 - 12.506%     10/20/05-8/10/06       $  20,920           $  26,904

Capitalize Leases Payable
Collateralized by Trucks and Vans
Purchased                                 4.075 - 9.498%       1/7/05-4/5/10          932,102             708,570

Notes Payable Collateralized by Office
and Computer Equipment                   4.699 - 16.196%      9/1/04-5/27/08           23,376              37,435
                                                                                ----------------    ----------------
                                                                                    $ 976,398           $ 772,909
                                                                                ================    ================

The above notes are all collateralized by the equipment and/or furniture purchased. The capitalized leases payable are lease/purchase agreements with a small purchase price at the end of the lease. The above notes are represented by Notes Payable to Payees.

Maturities on the Notes Payable subsequent to June 30, 2005 are as follows:


                  For the Years Ending        Principal
                       June 30,                Amount
                 ---------------------      -------------
                       2006                    $  338,212
                       2007                       334,759
                       2008                       309,158
                       2009                       263,909
                       2010                       120,924
                       Thereafter               2,933,149
                                            -------------
                       Total                   $4,300,111
                                            =============

NOTE 7 INCOME TAXES

Effective January 1, 1997 the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

The differences between the statutory Federal Income Tax and Income Taxes is accounted for as follows:

                                                              2005
      ------------------------------------------------------------
                                                  AMOUNT              PERCENT
                                                  ------              -------
      Statutory Federal Income Tax              $ 2,442                 15.0%

            State Income Tax                      1,046                  7.6
                                                -------               -------

              Income Taxes                      $ 3,488                 22.6%
                                                =======               =======

        Income Taxes consist of:
                 Current                              -

                Deferred                        $ 3,488
                                                -------
                  TOTAL                         $ 3,488
                                                =======

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

The effective tax rate differed from the statutory U.S. Federal Income Tax Rate as follows:

                                                          Fiscal Year Ended June 30,
                                                     ------------------------------------
                                                        2005         2004         2003
                                                     ---------    ---------     ---------
U.S Federal Statutory Note                                15.0         15.0          34.0

                                                              2004                        2003
                                                              ----                        ----
                                                      AMOUNT        PERCENT       AMOUNT         PERCENT
                                                     ---------      -------    ----------        -------
Statutory Federal Income Tax                         $  27,804         15.0%    $ 204,432           34.0%

Federal Income Tax Reduction due to
Carry forward loss State Income Tax                                              (199,165)

State Income Tax (Note X)                               11,916          7.6        45,258            5.9

State Income Tax Reduction due to
Carry forward loss                                                                 45,091

State Income Tax - (Note X)                                  -            -       (42,834)             -
                                                     ---------      -------    ----------        -------
Income Taxes                                         $  39,720         22.6%    $  52,782           39.9%
                                                     =========      =======    ==========        =======
Income Taxes consist of:
 Current                                             $       -                  $  45,258
 Deferred                                               39,720                      7,524
                                                     ---------                 ----------
    TOTAL                                            $  39,720                  $  52,782
                                                     =========                 ==========

Temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effects are as follows at:

                                                   JUNE 30,
                                            2005              2004
                                         -----------      -----------
   Net operating loss carry forwards     $ 2,702,847      $ 1,216,470
   Allowance for doubtful accounts            95,077           76,773
                                         -----------      -----------
        Deferred tax  assets - gross       2,797,924        1,293,243
   Depreciation and amortization            (505,317)        (600,000)
                                         -----------      -----------
        Deferred tax assets - net          2,292,607          693,243
   Less: Valuation allowance              (2,292,607)        (693,243)
                                         -----------      -----------
        Total                            $         -      $         -
                                         ===========      ===========
   Increase in valuation allowance       $ 1,599,363      $    91,102
                                         ===========      ===========


The Company has federal net operating loss ("NOL") carry forwards of approximately $6,592,000 and $2,862,000 as of June 30, 2005 and 2004,
respectively. The federal net operating loss carryforwards expire between June 30, 2020 and 2025. Able Energy, Inc, Able Oil Company and PriceEnergy.Com, Inc. have aggregate New Jersey net operating loss carry forwards of approximately $7,585,000 and $4,056,000 as of June 30, 2005 and 2004, respectively. The New
Jersey net operating loss carryforwards expire between June 30, 2010 and 2013. The Company's ability to use its federal NOL carryforwards may be subject to an annual limitation in future years pursuant to Section 382 of the Internal Revenue Code.

These carry forward losses are available to offset future taxable income, if any. The Company's utilization of this carry forward against future taxable income is subject to the Company having profitable operations or a profitable sale of Company assets, which creates taxable income. Due to the uncertainty surrounding the realization of the benefits associated with the carry forward losses and the other temporary differences, the Company has provided a valuation allowance for the entire amount of the net deferred tax assets as of June 30, 2005 and 2004

NOTE 8 NOTE RECEIVABLE - SUBSIDIARY

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

NOTE 9 PROFIT SHARING PLAN

Effective January 1, 1997, Able Oil Company established a Qualified Profit Sharing Plan under Internal Revenue Code Section 401(k). The Company matches 25% of qualified employee contributions. The expense was $ 27,472, $26,579 and $24,213 for the years ended June 30, 2005, 2004 and 2003, respectively.

NOTE 10 COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS

Able Oil Company is under contract to purchase #2 oil as follows:

                                                           GALLONS OPEN      OPEN DOLLAR
                                                            COMMITMENT       COMMITMENT AT
COMPANY                  PERIOD        TOTAL GALLONS        AT 6/30/05          6/30/05
----------------    ---------------   ---------------     -------------       -----------
Petrocom            10/1/05-3/31/06           252,000           252,000         $ 413,910
Conectiv Energy     11/1/05-2/28/06           168,000           168,000           257,754
Petrocom            10/1/05-4/30/06           294,000           294,000           430,962
Center Oil          10/1/05-4/30/06           588,000           588,000           930,829
Gulf Oil            11/1/05-2/28/06           168,000           168,000           251,454
                                      ---------------     -------------       -----------
Total                                       1,470,000         1,470,000       $ 2,284,909
                                      ===============     =============       ===========

In addition, the Company has employment agreements with two officers with aggregate salary obligations of $283,200 in each of the next two fiscal years ending June 30, 2007 and 2006.

ENVIRONMENTAL MATTERS

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

In accordance with the agreement on the purchase of the property on Route 46, Rockaway, New Jersey by Able Energy Terminal, LLC, the purchaser shall commence after the closing, which was August 31, 1999, the investigation and remediation of the property and any hazardous substances emanating from the property in order to obtain a No Further Action letter from the New Jersey Department of Environmental Protection (NJDEP). The purchaser will also pursue recovery of all costs and damages related thereto in the lawsuit by the seller against a former tenant on the purchased property. The purchaser will assume all responsibility and direction for the lawsuit, subject to the sharing of any recoveries from the lawsuit in equal shares with the seller.

The seller by reduction of its mortgage will pay costs related to the above up to $250,000. A settlement has been achieved by the Company with regard to the lawsuit. The settlement provides for a lump sum payment of $397,500 from the defendants to the Company. In return, the defendants received a release from the seller, an Estate, and a release and indemnification from the Company. The defendants provided a release to Able Energy and the Estate. Pursuant to the original agreement, the Estate receives 50% of the settlement amount, net of attorney fees.

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

The costs of the cleanup pursuant to the Agreement of Sale must be shared equally by the seller and purchaser, up to the seller's cap of $250,000. Seller's contribution to the cleanup is in the form of a reduction to Able's note payable to the seller of $650,000 and not by direct payments. The note has been paid in full. As such, any payment by the Estate must be direct payments. Payments will begin when and if costs exceed $397,500. In the opinion of management, the Company will not sustain costs in this matter, which will have a material adverse effect on its financial condition.

EXPLOSION  AND FIRE

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

A lawsuit (known as HICKS VS. ABLE ENERGY, INC.) has been filed against the Company by property owners who allegedly suffered property damages as a result of the March 14, 2003 explosion and fire. The Company's insurance carrier is defending as related to compensatory damages. Legal counsel is defending on the punitive damage claim. On June 13, 2005, the Court granted a motion certifying a plaintiff class action which is defined as "All Persons and Entities that on and after March 14, 2003, residing within a 1,000 yard radius of Able Oil Company's fuel depot facility and were damaged as a result of the March 14, 2003 explosion". The claim is limited to economic loss and claims for personal injury have been specifically excluded from the Class Certification. The insurer has settled approximately 200 claims against the Company. The Company believes that the Class Action Claims for compensatory damages is within the available limits of its insurance.

After the March 14, 2003 fire and explosion, the town of Newton changed its zoning requirements and made fuel oil and propane distribution prohibited uses. The Company is appealing a denial of a request for building permits to reconstruct damaged and destroyed buildings and sought a Non-Conforming Use Certificate to permit fuel oil distribution use only. On August 20, 2004, the Superior Court of New Jersey ruled that the Company may continue to use the site as a non-conforming use, but stayed its decision subject to Newton's appellate rights. The decision was upheld in May 2005 by the court upon the appeal of the Town of Newton. The Company is planning to use the property in the manner approved by the decision.

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

OTHER MATTERS

The Company in the normal course of business has been involved in lawsuits. Current suits are being defended by the insurance carrier and should be covered by insurance and legal counsel is defending on punitive damage claims as noted above.

NOTE 11 OPERATING LEASES

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

The lease does not contain any option for renewal. The Company and the landlord have agreed to extend the lease for a period of six months to April 30, 2006 based upon the existing terms. The total rent expense was $117,588 for the year ended June 30, 2005. The estimated future rents are as follows:


        July 2005-April 2006                            $  98,830
                                                        =========


        The following summarizes the month-to-month operating leases for the other subsidiaries:


         Able Oil Melbourne                 $500 per month
                                            Total rent expense, $6,000
         Able Energy New York               $500 per month
                                            Total rent expense, $6,000

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

The Company signed its first franchise agreement in September 2000. On June 29, 2001, PriceEnergy.Com Franchising, LLC, a subsidiary, signed its first franchise agreement. The franchisee will operate a B-franchised business, using the proprietary marks and a license from PriceEnergy.Com, Inc. and will establish the presence of the franchisee's company on the PriceEnergy Internet Website. The franchisee will have the exclusive territory of Fairfield County, Connecticut as designated in the agreement. No other franchise agreements have been signed.

NOTE 13 RELATED PARTY TRANSACTIONS

The following officers of this Company own stock in the subsidiary, PriceEnergy.Com, Inc., which they incorporated in November 1999.

         Former Chief Executive Officer                        22.6%
         President                                              4.0%
         Chief Operating Officer                                5.5%

 No capital contributions have been made by these officers (See Notes 1 and 8).

The Company has entered into a consulting agreement with its former Chief Executive Officer ("CEO") on February 16, 2005 (see note 21). The agreement is for two years and provides for annual fees of $60,000 to be paid in monthly installments. In addition the former CEO received options to purchase 100,000 shares of the Company's common stock at $4.00 per share. The options were exercised on July 7, 2005, at which time the closing price was $16.89. The former CEO was paid $20,769 related to this agreement during the year ended June 30, 2005.

During the year ended June 30, 2005 the Company paid $20,000 in legal fees to a firm in which one of the members of the Board of Directors is a partner.

All American Plazas, Inc., currently owns approximately 38% of the Company's outstanding shares. In addition, a director and General Counsel of the Company and one of the Company's vice presidents have related interests in All American Plazas, Inc.

The Company entered into a Stock Purchase Agreement on June 16, 2005 ("Purchase Agreement") with all of the shareholders (the "Sellers") of All American Plazas, Inc. ("All American") in connection with our acquisition of All American. The transaction is expected to be consummated in October 2005, upon receipt of the required approval by our stockholders.

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

In connection with two loans entered into by the Company in May 2005 (see Note
5), fees in the amount of $167,500 were paid to Unison Capital Corporation, a company in which a vice president of Able Energy has a related interest. This individual also has a related party interest to All American Plazas, Inc., the Company's largest shareholder.

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

NOTE 14 STOCK OPTIONS AND WARRANTS

The Able Energy, Inc. 1999 Employee Stock Option Plan, as amended, permits stock option awards up to 700,000 shares of the Company's common stock to be granted to directors, employees and consultants of the Company. There are 270,750 options remaining available for issuance under this plan at June 30, 2005.


The Able Energy, Inc. 2000 Employee Stock Purchase Plan, which was approved by the stockholders on June 23, 2000, permits employees to purchase up to 350,000 shares of the Company's common stock. There are 350,000 shares remaining available for issuance under this plan at June 30, 2005.


The Able Energy, Inc. 2000 Stock Bonus Plan, which was approved by the stockholders on June 23, 2000, permits restricted stock awards up to 350,000 shares of the Company's common stock to be granted to directors, employees and consultants of the Company. There are 338,000 shares remaining available for issuance under this plan at June 30, 2005.


The Able Energy, Inc. 2005 Incentive Stock Plan, which was approved by the stockholders on May 25, 2005, permits stock option, common stock and restricted commons stock awards up to 1,000,000 shares of the Company's common stock to be granted to directors, employees and consultants of the Company. There are 1,000,000 shares remaining available for issuance under this plan at June 30, 2005.


There was compensation expense of approximately $117,000 recorded from stock options under APB 25 for the year ended June 30, 2005. On May 5, 2005, the Company granted 50,000 vested options each to two employees at an exercise price 15% below market vesting immediately.


A summary of the Company's stock option activity, and related information for the years ended June 30, follows:

                                         Weighted-Average      Number of   Weighted-Average
                              Options     Exercise Price     Exercisable    Exercise Price
                             ---------    --------------     -----------    --------------
Outstanding June 30, 2002      235,840      $    3.15           230,340       $  3.11
     Granted                    50,000           3.16
                             ---------

Outstanding June 30, 2003      285,840           3.15           283,090          2.48
     Granted                    50,000           2.55
     Expirations               (47,840)          3.25
                             ---------

Outstanding June 30, 2004      288,000           3.03           288,000          3.03
     Granted                   200,000           5.34
     Exercised                (194,000)          2.52
     Expirations               (56,000)          5.00
                             ---------

Outstanding June 30, 2005      238,000           4.92           238,000          4.92
                             =========

Weighted-average fair value of options granted during the years ended June 30, 2005 and 2004, are as follows:

                                            2005               2004
                                       --------------    ---------------
     Where exercise price
       equals stock price                      -                 -

     Where exercise price
       exceeds stock price                  $ 2.05             $ 2.04

     Where stock price
      exceeds exercise price                $ 7.60               -
                                       ==============    ===============

Following is a summary of the status of stock options outstanding at June 30, 2005:

                                    Outstanding and Exercisable Options
                       ---------------------------------------------------------
                                            Weighted-Average
Exercise Price Range   Number Outstanding      Remaining        Weighted-Average
                           at 6/30/05       Contractual Life    Exercise Price
--------------------   ------------------  -------------------  ----------------

   $ 2.25 - $ 3.16            38,000              2.9               $ 2.73
   $ 4.00 - $ 6.68           200,000              4.8                 5.34
                       ------------------  -------------------  ----------------
                             238,000              4.5                $4.92
                       ==================


A summary of the Company's stock warrant activity, and related information for the years ended June 30, follows:

                                                Weighted-Average     Number of    Weighted-Average
                                 Warrants       Exercise Price      Exercisable    Exercise Price
                              -------------      -------------     -------------   -------------
Outstanding June 30, 2002          150,000          $ 4.67             150,000        $ 4.67
     Grants                        170,000            5.00
                              -------------

Outstanding June 30, 2003          320,000            4.85             320,000          4.85
     Expirations                   (40,000)           4.00
                              -------------

Outstanding June 30, 2004          280,000            4.97             280,000          4.97
     Exercised                     (91,213)           5.25
     Expirations                  (188,787)           4.83
                              -------------

Outstanding June 30, 2005                -               -                   -             -
                              =============

NOTE 15 COMPENSATED ABSENCES

There has been no liability accrued for compensated absences; as in accordance with Company policy, all compensated absences, accrued vacation and sick payment must be used by December 31st. At June 30, 2005, any amount for accrual of the above is not material and has not been computed.

NOTE 16 NON-CASH EXPENSES

The following transactions during the year ended June 30, 20005 resulted in no cash being received or expended:

         Stock Based Compensation - Directors             $ 103,200

         Stock Based Compensation - Employees               117,000

NOTE 17 PRODUCT INFORMATION

The Company sells several types of products and provides services. Following are revenues by product groups and services:

                                      CONTINUING OPERATIONS FISCAL YEAR ENDED JUNE 30,
                                      ------------------------------------------------
                                          2005             2004              2003
                                      ------------     -------------     -------------

    Home Heating Oil #2                $33,979,796       $23,674,243       $24,253,490
    Commercial Oil #2                    4,742,098         2,949,654         1,878,937
    Gasoline, Diesel Fuel, Kerosene,
         Propane & Lubricants           20,060,543        13,122,536        13,775,172
    Equipment Sales & Services           1,364,796         1,122,240         1,231,297
    Installation Repairs & Services      1,800,116         1,978,450         2,226,132
                                      ------------     -------------     -------------

    Net Sales                          $61,947,349       $42,847,123       $43,365,028
                                      ============     =============     =============

NOTE 18 SALE OF SUBSIDIARY

On March 1, 2004, the Company sold the operations of its subsidiary, Able Propane, LLC. The sale consisted of inventory and equipment (the operating assets of the subsidiary). The total price of the sale was $4,400,000, of which $3,000,000 was received in cash and was used as a reduction of long-term debt in the amount of $1,284,737. There was also payment of $135,000 of Officer Loans and $325,000 of Legal Fees. The Company had a cash increase of $1,255,268.

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

NOTE 19 DISCONTINUED OPERATIONS

On March 1, 2004, the Company sold the operating assets of its subsidiary, Able Propane, LLC (see Note18), and discontinued the sale of propane fuel in the State of New Jersey.

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

Summarized financial information for discontinued operations for the year ended June 30 are as follows:

                                                      2004           2003
                                                   ----------     ----------
      Total Revenues                               $1,817,902     $2,888,174
                                                   ----------     ----------
       Income (Loss) from Discontinued
             Operations - Net of Tax                 (57,630)        148,830
      Gain on Sale of Subsidiary - Net of Tax      2,668,490               -
                                                   ----------     ----------
      Total Income From Discontinued
             Operations                            $2,610,860       $148,830
                                                   ----------     ----------
      Total Assets                                 $    - 0 -     $2,940,622
      Total Liabilities                                 - 0 -      2,603,736
                                                   ----------     ----------
      Net Assets of Discontinued Operations        $    - 0 -     $  336,886
                                                   ==========     ==========

Able Propane, LLC is treated as a Partnership for tax purposes and pays no income tax. As such, there is no provision for income taxes. Able Propane, LLC had no assets or liabilities at June 30, 2004. The assets and liabilities after the sale and collection of accounts receivable and payment of accounts payable, which were transferred to the Company, were immaterial to the total assets and liabilities of the Company.

NOTE 20          OTHER EXPENSES

On March 14, 2003, a fire and explosion occurred at the Company's facility in Newton, New Jersey (see note 10). The Company submitted expenses for reimbursement to their insurance carrier. The Company was reimbursed approximately $1,041,000. Un-reimbursed expenses of $318,236 have been expensed in the year ended June 30, 2005 and are classified as other expense on the accompanying consolidated statement of operations.

NOTE 21           OTHER

In December 2004, the major shareholder and Company Chief Executive Officer
(CEO) signed a contract and received a deposit representing the sale of his 50% plus interest in the Company. In the period ended March 31, 2005, this individual has resigned as an Officer (CEO) and from the Board of Directors, where he was Chairman of the Board.

NOTE 22           ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2005, 2004 and 2003:


   For the Year      Beginning                                   Ending
  Ended June 30,      Balance      Additions     Deductions      Balance
----------------    -----------    ---------     ----------     --------
      2003             $242,358     $164,752       $127,207     $279,913
      2004             $279,913     $109,372       $197,063     $192,222
      2005             $192,222     $163,663       $117,836     $238,049

NOTE 23           SUBSEQUENT EVENTS

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

On July 27, 2005, the Company made a loan of $1,730,000 to All American Plazas, Inc., which is the largest shareholder of the Company. The funds were disbursed from the $2.5 million raised from the sale of variable rate convertible debentures discussed above. Under the note, the loan bears interest at 3.50% per annum and is secured by the 1,000,000 shares of Able Energy, Inc. Common Stock owned by All American Plazas, Inc. The interest rate of the Company on it's $2.5 million loan is 7.57% as noted above.


NOTE 24  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED
AND RESTATED)


2005 QUARTER
------------                                        FIRST            SECOND             THIRD            FOURTH
                                                  (RESTATED)       (RESTATED)        (RESTATED)        (RESTATED)
                                                  ----------       ----------        ----------        ----------
Continuing Operations:
Revenues                                        $  8,217,476      $ 18,983,729     $ 23,664,402     $ 11,081,742
Gross Profit                                         552,988         1,785,862        2,741,169          834,745
Net Income (Loss)                                   (942,411)           38,999          557,826       (1,834,505)

Net Income (Loss) Per Share:
Basic                                                  (0.47)             0.02             0.27            (0.79)
Diluted                                                (0.47)             0.02             0.27            (0.79)

Weighted Average Shares Outstanding:
Basic                                              2,013,250         2,013,250        2,030,281        2,314,463
Diluted                                            2,013,250         2,038,786        2,052,481        2,314,463


2004 QUARTER
------------                                        FIRST            SECOND             THIRD            FOURTH
                                                  (RESTATED)       (RESTATED)        (RESTATED)        (RESTATED)
                                                  ----------       ----------        ----------        ----------
Continuing Operations:
Revenues                                        $  6,495,839      $ 11,751,387      $ 16,636,243     $  7,963,654
Gross Profit                                         877,775         1,385,071         2,829,091          487,717
Net Income (Loss)                                 (1,359,230)         (421,066)          437,499       (1,434,562)

Discontinued Operations:
Revenues                                             345,572         1,012,734         1,863,030                -
Net Income (Loss)                                   (171,374)         (190,450)          344,319          (40,125)
Gain on Sale of Subsidiary Operating Assets                -                 -         2,866,490                -
Income (Loss) from Discontinued Operations          (171,374)         (190,450)        3,210,809          (40,125)

Net Income (Loss) Per Share:
Basic
Continuing Operations                                  (0.68)            (0.21)             0.22            (0.71)
Discontinued Operations                                (0.09)            (0.09)             1.59            (0.02)

Diluted
Continuing Operations                                  (0.68)            (0.21)             0.22            (0.71)
Discontinued Operations                                (0.09)            (0.09)             1.57            (0.02)

Weighted Average Shares Outstanding:
Basic                                              2,013,250         2,013,250         2,013,250        2,013,250
Diluted                                            2,013,250         2,013,250         2,040,588        2,013,250


2003 QUARTER
------------                                        FIRST            SECOND             THIRD            FOURTH
                                                  (RESTATED)       (RESTATED)        (RESTATED)        (RESTATED)
                                                  ----------       ----------        ----------        ----------
Continuing Operations:
Revenues                                        $  5,896,411      $ 11,719,725     $ 18,196,202      $  7,552,690
Gross Profit                                       1,026,664         1,904,433        3,073,377           455,159
Net Income (Loss)                                   (763,837)          702,645        1,097,193        (1,069,193)

Discontinued Operations:
Revenues                                             325,813           722,872        1,283,263           556,206
Net Income (Loss)                                     12,380           200,135          (37,656)          (26,029)

Net Income (Loss) Per Share (a)
Basic
Continuing Operations                                  (0.38)             0.35             0.55             (0.53)
Discontinued Operations                                (0.01)             0.10            (0.02)            (0.01)

Diluted
Continuing Operations                                  (0.38)             0.34             0.53             (0.53)
Discontinued Operations                                (0.01)             0.10            (0.02)            (0.01)

Weighted Average Shares Outstanding
Basic                                              2,003,831         2,006,855        2,009,814         2,012,708
Diluted                                            2,003,831         2,057,512        2,052,751         2,012,708

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Able Energy, Inc.


Dated:  April 11, 2007          By: /s/ Christopher P. Westad
                                    -----------------------------------------
                                    Christopher P. Westad
                                    Acting Chief Executive Officer and President
                                    (Principal Executive Officer)


Dated:  April 11, 2007          By: /s/ Jeffrey Feld
                                    ------------------------------------
                                    Jeffrey Feld
                                    Acting Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                TITLE                           DATE
---------                                -----                           ----

/s/ Christopher P. Westad        Acting Chief Executive Officer,        April 11, 2007
-----------------------------    President and Director
Christopher P. Westad            (Principal Executive Officer)


/s/ Jeffrey Feld                 Acting Chief Financial Officer         April 11, 2007
-----------------------------    (Principal Financial Officer
Jeffrey Feld                     and Principal Accounting Officer)


/s/ Mark Barbera                 Director                               April 11, 2007
-----------------------------
Mark Barbera


/s/ Stephen Chalk                Director                               April 11, 2007
-----------------------------
Stephen Chalk


/s/ Solange Charas               Director                               April 11, 2007
-----------------------------
Solange Charas


/s/ Gregory D. Frost             Director                               April 11, 2007
-----------------------------
Gregory D. Frost


/s/ Edward C. Miller, Jr.        Director                               April 11, 2007
-----------------------------
Edward C. Miller, Jr.


/s/ Patrick O'Neill              Director                               April 11, 2007
-----------------------------
Patrick O'Neill


/s/ Alan E. Richards             Director                               April 11, 2007
-----------------------------
Alan E. Richards