Form 10-K
period 2006-06-30
ABLE ENERGY INC
filed 2007-04-12
CIK 1065728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2006

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 001-15035

                                ABLE ENERGY, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

                Delaware                                          22-3520840
     -------------------------------                           ----------------
     (State or other jurisdiction of                           (I.R.S. employer
      incorporation or organization)                         identification No.)

          198 Green Pond Road
              Rockaway, NJ                                          07866
----------------------------------------                          ---------
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

  Large Accelerated Filer [_]  Accelerated Filer [_]  Non-Accelerated Filer [X]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,953,000 on December 31, 2006, based on the last reported sales price of the registrant's common stock on the NASDAQ Small Cap Market on such date. All executive officers, directors and 10% or more beneficial owners of the registrant's common stock have been deemed, solely for the purpose of the foregoing calculation, "affiliates" of the registrant.

As of March 31, 2007, there were 3,141,423, shares of the registrant's common stock, $.001 par value, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[_] Yes [X] No

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                                    FORM 10-K
                               FOR THE YEARS ENDED
                             JUNE 30, 2006 AND 2005

                                TABLE OF CONTENTS

                                     PART I

                                                                        Page No.
                                                                        --------
ITEM 1.  Business                                                           1
ITEM 1A. Risk Factors                                                       8
ITEM 1B  Unresolved Staff Comments                                         16
ITEM 2.  Properties                                                        16
ITEM 3.  Legal Proceedings                                                 16
ITEM 4.  Submission of Matters to a Vote of Security Holders               17

                                     PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder
            Matters & Issuer Purchases of Equity Securities                18
ITEM 6.  Selected Financial Data                                           19
ITEM 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operation                                           20
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk        30
ITEM 8.  Financial Statements and Supplementary Data                       30
ITEM 9.  Changes In and Disagreements With Accountants on Accounting and
            Financial Disclosure                                           30
ITEM 9A. Controls and Procedures                                           30
ITEM 9B. Other Information                                                 31

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant                33
ITEM 11. Executive Compensation                                            37
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                41
ITEM 13. Certain Relationships and Related Transactions, and Director
            Independence                                                   42
ITEM 14. Principal Accountant Fees and Services                            44

                                     PART IV

ITEM 15. Exhibits and Financial Statement Schedules                        45

Signatures                                                                 49
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------
Certain matters discussed herein may constitute forward-looking statements and as such may involve risks and uncertainties. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify certain forward-looking statements. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation". We undertake no obligation to update or revise such forward-looking statements.

GENERAL
--------------------------------------------------------------------------------
Able Energy, Inc. ("Able") was incorporated on March 13, 1997, in the state of Delaware. Its current subsidiaries are Able Oil Company Inc. ("Able Oil"), Able Energy New York, Inc. ("Able NY"), Able Oil Melbourne, Inc., ("Able Melbourne") Able Energy Terminal LLC, PriceEnergy.com Franchising LLC (inactive), and PriceEnergy.com, Inc. ("PriceEnergy"). Able, together with its operating subsidiaries, are hereby referred to as the Company.

OVERVIEW

The Company is engaged in the retail distribution of, and the provision of services relating to, home heating oil, propane gas, kerosene, and diesel fuels. In addition to selling liquid energy products, the Company offers complete heating, ventilation and air conditioning ("HVAC") installation and repair and other services and also markets other petroleum products to commercial customers, including on-road and off-road diesel fuel, gasoline, and lubricants.

During the year ended June 30, 2006, sales of heating oil accounted for approximately 63% of the Company's revenues. The remaining 37% of revenues were from sales of gasoline, diesel fuel, kerosene, propane gas, home heating equipment services, central air conditioning sales and service, and related sales. The Company now serves approximately 33,000 home heating oil customers from four locations, which are located in Rockaway, New Jersey, Easton, Pennsylvania, Warrensburg, New York, and Melbourne, Florida.

The Company also provides installation and repair of heating equipment as a service to its customers. The Company considers service and installation, repair and other services to be an integral part of its business. Accordingly, the Company regularly provides service incentives to obtain and retain customers. The Company provides home heating equipment repair service on a 24 hour-a-day, seven day-a-week basis, generally within four hours of request. Except in isolated instances, the Company does not provide service to any person who is not a customer as an incentive to become a customer of the Company.

The Company believes that it obtains new customers and maintains existing customers by offering full service home energy products at competitive prices, providing quick response refueling and repair operations, providing automatic deliveries to customers by monitoring historical use and weather patterns, and by providing customers a variety of payment options. The Company also regularly provides service incentives to obtain and retain customers. The Company aggressively promotes its service through a variety of direct marketing media, including mail and telemarketing campaigns, by providing discounts to customers who refer new customers to the Company, and through an array of advertising, including television advertisements, newspaper advertising, refrigerator magnets, and billboards, which aim to increase brand name recognition.

The Company intends to expand its operations by acquiring select operators in the Company's present markets as well as other markets, capturing market share from competitors through increased advertising and other means, diversifying its products, diversifying its customer base, and replicating its marketing and service formula in new geographic areas. The Company may also enter into marketing alliances with other entities in product areas different than the Company's current product mix.

RETAIL FUEL OIL

The Company's retail fuel oil distribution business is conducted through its subsidiaries Able Oil, Able NY, and Able Melbourne. The Company serves both residential and commercial fuel oil accounts. The Company sells premium quality home heating oil to its residential customers offering delivery seven days a week. To its commercial customers, in addition to selling home heating oil, the Company sells diesel fuels, lubricants, gasoline, and kerosene. The Company also provides an oil burner service that is available 24 hours a day for the maintenance, repair, and installation of oil burners. These services are performed on an as needed basis. Customers are not required to enter into service contracts to utilize the Company's service department, however the Company does offer such service contracts if desired.

Approximately 41% of the Company's customers receive their home heating oil pursuant to an automatic delivery system without the customer having to make an affirmative purchase decision. Based on each customer's historical consumption patterns and prevailing weather conditions, the Company's computers schedule these deliveries. Customers can also order deliveries of home heating oil through the Company's website located at www.ableenergy.com, or the website of the Company's subsidiary PriceEnergy at www.priceenergy.com. The Company delivers home heating oil approximately six times each year to the average customer. The Company bills customers promptly upon delivery or receives payment upon delivery. The Company's customers can pay for fuel deliveries with cash, check, electronic account debit, or credit card.

In addition, approximately 14% of the Company customers have an agreement that pre-establishes the maximum annual sales price of fuel oil and is paid by customers over a ten-month period in equal monthly installments. Such prices are renegotiated in April of each year and the Company has historically purchased fuel oil for these customers in advance and at a fixed cost.

The Company delivers with its own fleet of 35 custom fuel oil, 3 propane trucks and 4 owner-operator fuel oil delivery trucks. The Company's fuel trucks have fuel capacities ranging from 3,000 to 8,000 gallons. Each vehicle is assigned to a specific delivery route, and services between 4 and 40 customer locations per day depending on market density and customers' fuel requirements. The Company also operates 23 Company-owned service vans and one owner-operated service van, which are equipped with state of the art diagnostic equipment necessary to repair and/or install heating equipment. The number of customers each van serves primarily depends upon the number of service calls received on any given day.

ABLE OIL

Able Oil was established in 1989 and is the Company's largest subsidiary, accounting for approximately 74% of the Company's total revenues for the year ended June 30, 2006. Able Oil is headquartered in Rockaway, New Jersey, and serves just over 17,000 oil customer accounts throughout northern New Jersey, primarily in Morris, Sussex, Warren, Passaic and Essex counties, from its distribution location in Rockaway, New Jersey and in Pennsylvania primarily in Northampton and Lehigh counties, from its distribution location in Easton, Pennsylvania. Of these accounts, approximately 92% are residential customers and 8% are commercial customers.

Of the Company's 35 fuel oil trucks, 30 are reserved for use by Able Oil, of which 25 trucks operate from the Rockaway facility and five trucks operate from the Easton, Pennsylvania facility. In addition, Able Oil utilizes the services of five owner-operated trucks. Each owner-operator is under contract; they are responsible for all vehicle-operating expenses including insurance coverage, and they deliver exclusively for Able Oil. All of the trucks, including the owner-operated trucks, have the Company's logo on them.

Able Oil's 25 fuel oil delivery trucks, which operate from the Rockaway facility, and the five owner-operator trucks, acquire fuel inventory at the Company's facility in Rockaway, New Jersey. Dispatch of fuel oil trucks is conducted from the Rockaway facility. Billing is conducted from Able corporate headquarters in Rockaway.

The Rockaway and Newton (which is currently out of service) facilities have the capacity to store 1.5 million gallons and 200,000 gallons of fuel, respectively. During seasons where demand for heating oil is higher, or when wholesale oil prices are favorable, a slightly larger inventory is kept on hand. However, management generally believes that high inventory turnover enables the Company to rapidly respond to changes in market prices. Thus, management typically employs a "just in time" inventory practice and rarely stores fuel to capacity levels. Additional fuel oil purchases are made daily on the spot market using electronic funds transfers. Able Oil transports its fuel purchases from wholesale purchase sites to its Rockaway facility with two tractor-trailer tankers owned by the Company, and by other outside vendors that are contracted by the Company to provide additional fuel transport capacity.

Able Oil's oil burner service operates out of the Route 46 facility in Rockaway, New Jersey. Able Oil dispatches a total of 19 service vans, plus one owner-operated service van.

ABLE MELBOURNE

Able Melbourne was established in July 1996, and is located in Cape Canaveral, Florida. For the year ended June 30, 2006, revenues from Able Melbourne accounted for approximately 6% of the Company's total revenues. Able Melbourne is engaged primarily in the sale of diesel fuel for commercial fleet fueling and other on-road vehicles, and dyed diesel fuel, which is used for off-road vehicles and purposes, including commercial and recreational fishing vessels, heating oil, and generator fuel. Additionally, a small portion of Able Melbourne's revenues is generated from the sale of home heating oil, lubricant and lubricant products. Able Melbourne serves approximately 200 customer accounts in Brevard County, Florida, primarily in the Cape Canaveral area.

Able Melbourne delivers fuel with two fuel delivery trucks, which are capable of storing 6,000 gallons of fuel in aggregate. Because Able Melbourne's peak season is at the opposite time of the year than the rest of the Company's, during this season, Able Melbourne may use one of Able Oil's trucks to meet its demand. Currently, Able Melbourne does not have facilities to store fuel oil beyond what is held on its trucks, and thus, purchases fuel inventory from local refineries. However, since Able Melbourne is located only three miles from the bulk storage facility, the lack of inventory capacity is not material to the Company's operations or revenue.

ABLE NY

Able NY is engaged in the retail distribution of #2 home heating oil, in addition to kerosene, propane gas and propane gas equipment, and also provides related services to its customer base in the Warren, southern Saratoga, and southern Essex Counties of upstate New York.

The retail and commercial heating oil and diesel fuel operations are similar to those of Able Oil. Able NY has its office and storage located in a new industrial park off of Route 9 in Warrensburg, New York. There is storage capacity for 67,500 gallons of heating oil, kerosene, and diesel. This is currently the only Company location which stores and sells propane gas. Propane gas can be used for virtually all household and business utility applications. Although burned as a gas, propane is transported as a liquid and stored in tanks that vaporize the liquid for use. Able NY provides its propane customers with such tanks, some at no charge, and by doing so, remains such customers' exclusive supplier of propane. Able NY employs a delivery system similar to the Company's retail oil distribution business, whereby customers receive propane deliveries pursuant to an automatic delivery system without the customer having to make an affirmative purchase decision. Based on each customer's historical consumption patterns and prevailing weather conditions, Able NY's computers schedule these deliveries. A small percentage of its customers prefer to order refill deliveries on their own schedule and the Company accommodates those requests as appropriate.

Able NY conducts its propane operations from its storage facility in Warrensburg, New York, which has 60,000 gallons of propane storage capacity. The delivery trucks have the capacity to deliver 3,000 gallons of propane, and can service approximately 35 customers per day. Able NY purchases wholesale propane on the spot market at local facilities and utilizes the services of contract carriers to bring the product in to its Warrensburg facility.

PRICEENERGY

PriceEnergy started business in October 2000, and is a majority-owned subsidiary of Able. PriceEnergy was developed in order to bring about efficient transactions in the liquid fuels market by streamlining the ordering and delivery process utilizing Internet technology. PriceEnergy has developed a business technology platform that enables the Company to sell and deliver liquid fuels and related energy products. This has been possible by utilizing a branded distribution channel of dealers and Able's own delivery network. By leveraging its proprietary web technology and wireless dispatch platform, PriceEnergy intends to achieve cost leadership and create a competitive advantage in the industry.

PriceEnergy currently has a network of 66 dealers in eight states in the Northeast and Mid-Atlantic regions. PriceEnergy customers order products and services from PriceEnergy over the Internet and then PriceEnergy computers forwards the orders to the local dealer to schedule delivery.

During the period from July 28, 2006 to August 15, 2006, the Company entered into future contracts for #2 heating oil to hedge a portion of its forecasted heating season requirements. The Company purchased 40 contracts through a broker for a total of 1,680,000 gallons of #2 heating oil at an average call price of $2.20 per gallon. Due to warmer than average temperatures through the heating season as of March 31, 2007, the Company has experienced a substantial drop in fuel consumption and price, resulting in a loss on these contracts.

Through March 31, 2007, the Company has deposited a total of $923,017 in margin requirements with the broker and has realized a loss of $923,017 on 40 closed contracts representing 1,680,000 gallons.

The Company processed orders for approximately 7,816,000 million gallons over the Internet through PriceEnergy.com in the fiscal year ended June 30, 2006.

ACQUISITION OF ALL AMERICAN PLAZAS, INC.

All American Plazas, Inc. ("All American") owns approximately 32.0% and 31.8% of our outstanding common stock as of June 30, 2006 and March 31, 2007, respectively, which shares were originally acquired from Timothy Harrington, former CEO and founder of the Company. Approximately 85.0% of the common stock of All American is owned by the Chelednik Family Trust, a trust established by Mr. Nocito, an officer of the Company, and his wife for the benefit of their family members and of which Gregory D. Frost, a Director of the Company, who is currently on an indefinite leave of absence as Chief Executive Officer and Chairman of the Board, is a co-trustee. In addition, pursuant to an agreement between the Chelednik Family Trust and Gregory Frost, through an entity controlled by him (Crystal Heights, LLC), is also the beneficial holder of the balance of the outstanding common stock of All American.

We entered into a Stock Purchase Agreement on June 16, 2005 (which was subsequently amended and restated into the Asset Purchase Agreement as of the same date) ("Purchase Agreement"), with all of the stockholders (the "Sellers") of All American in connection with our acquisition of All American. This transaction was approved on August 29, 2006, at a special meeting of our stockholders and All American's stockholders; however, at March 31, 2007, this transaction has not yet been consummated. Under the term of the Purchase Agreement, upon closing, we will deliver to the Sellers 11,666,667 shares of our restricted common stock, par value $.001 per share, at $3.00 per share for an aggregate purchase price of $35,000,000.

The Company expects that it will not be able to close the All American acquisition until after certain material activities are completed. These activities include bringing current the Company's filings with the Securities and Exchange Commission ("SEC"), having the Company's common stock registered on the OTC Bulletin Board, favorably resolving the Formal Order of Investigation (the "Formal Order") from the SEC and All American completing its target financing (See All American Financing below).

A complete description of All American's business and its consolidated full financial statements are included in the proxy statement for the stockholders' special meeting held on August 29, 2006.

ALL AMERICAN FINANCING

The Company loaned All American $1,730,000 as evidenced by a promissory note dated July 27, 2005. As of June 30, 2006, this note is still outstanding with a maturity date of June 15, 2007. The interest income related to this note for the year ended June 30, 2006, was $70,575. The note and accrued interest in the amount of $1,800,575 have been classified as contra-equity on the Company's consolidated balance sheet as of June 30, 2006 (which is contained in this annual report).

On June 1, 2005, All American completed a financing that, if the acquisition of All American is consummated, may impact the Company. Pursuant to the terms of the Securities Purchase Agreement (the "Agreement") among All American and certain purchasers ("Purchasers"), the Purchasers loaned All American an aggregate of $5,000,000, evidenced by Secured Debentures dated June 1, 2005 (the "Debentures"). The Debentures are due and payable on June 1, 2007, subject to the occurrence of an event of default, with interest payable at the rate per annum equal to LIBOR for the applicable interest period, plus 4% payable on a quarterly basis on April 1st, July 1st, October 1st and January 1st, beginning on the first such date after the date of issuance of the Debentures. Upon the acquisition of All American and the Company's board approving the transfer of the debt that would also require the transfer of additional assets into All American as consideration for the Company to assume the debt, then the Debentures will be convertible into shares of our common stock at a conversion rate of the lesser of (i) the purchase price paid by us for each share of All American common stock in the acquisition, or (ii) $3.00, subject to further adjustment as set forth in the agreement.

The loan is secured by real estate property owned by All American in Pennsylvania and New Hampshire. Pursuant to the Agreement, these Debentures are in default, as All American has not completed the merger with the Company prior to the expiration of the 12-month anniversary of the Agreement. Pursuant to the Additional Investment Right (the "AIR Agreement") among All American and the Purchasers, the Purchasers may loan All American up to an additional $5,000,000 of secured convertible debentures on the same terms and conditions as the initial $5,000,000 loan, except that the conversion price will be $4.00.

If we consummate the acquisition of All American, upon such consummation, we will assume the obligations of All American under the Agreement, the Debentures and the AIR Agreement through the execution of a Securities Assumption,

Amendment and Issuance Agreement, Registration Rights Agreement, Common Stock Purchase Warrant Agreement and Variable Rate Secured Convertible Debenture Agreement, each between the Purchasers and us (the "Able Energy Transaction Documents"). Such documents provide that All American shall cause the real estate collateral to continue to secure the loan, until the earlier of full repayment of the loan upon expiration of the Debentures or conversion by the Purchasers of the Debentures into shares of our common stock at a conversion rate of the lesser of (i) the purchase price paid by us for each share of All American common stock in the acquisition, or (ii) $3.00, (the "Conversion Price"), subject to further adjustment as set forth in the Able Energy Transaction Documents. However, the Conversion Price with respect to the AIR Agreement shall be $4.00. In addition, the Purchasers shall have the right to receive five-year warrants to purchase 2,500,000 of our common stock at an exercise price of $3.75 per share. Pursuant to the Able Energy Transaction Documents, we shall also have an optional redemption right (which right shall be mandatory upon the occurrence of an event of default) to repurchase all of the Debentures for 125% of the face amount of the Debentures plus all accrued and outstanding interest, as well as a right to repurchase all of the Debentures in the event of the consummation of a new financing in which we sell securities at a purchase price that is below the Conversion Price. It is currently contemplated that if the Able/All American transaction is consummated, the stockholders of All American will escrow a sufficient number of shares to satisfy the conversion of the $5,000,000 in outstanding Debentures in full.

On May 19, 2006, the Company entered into a letter of interest agreement with Manns Haggerskjold of North American, Ltd. ("Manns"), for a bridge loan to the Company in the amount of $35,000,000 and a possible loan in the amount of $1.5 million based upon the business combination with All American ("Manns Agreement"). The terms of the letter of interest agreement provided for the payment of a commitment fee of $750,000, which was non-refundable to cover the due-diligence cost incurred by Manns. On June 23, 2006, the Company advanced to Manns $125,000 toward the Manns Agreement due diligence fee. During the period July 7, 2006 through November 17, 2006, the Company advanced an additional $590,000 toward the Manns Agreement due diligence fee.

During August 2006, the Company received the Formal Order from the SEC. Thereafter, the Company and Manns agreed that the commitment to fund being sought under the Manns Agreement would be issued to All American, since the stockholders had approved an acquisition of All American by Able and since the collateral for the financing by Mann would be collateralized by real estate owned by All American. Accordingly, on September 22, 2006, All American agreed that in the event Manns funds a credit facility to All American rather than the Company, upon such funds being received by All American, it will immediately reimburse the Company for all expenses incurred and all fees paid to Manns in connection with the proposed credit facility from Manns to the Company.

EFFECT OF CHANGE IN GENERAL ECONOMY

The Company's business is relatively unaffected by business cycles. Because fuel oil, propane and gasoline are such basic necessities, variations in the amount purchased as a result of general economic conditions are limited.

CUSTOMER STABILITY

The Company has a relatively stable customer base due to the tendency of homeowners to remain with their traditional distributors. In addition, a majority of the homebuyers tend to remain with the previous owner's distributor. As a result, the Company's customer base each year includes most customers retained from the prior year, or homebuyers who have purchased from such customers. Like many other companies in the industry, the Company delivers fuel oil and propane to each of its customers an average of six times during the year, depending upon weather conditions and historical consumption patterns. Most of the Company's customers receive their deliveries pursuant to an automatic delivery system, without the customer having to make an affirmative purchase decision each time home heating oil or propane is needed. In addition, the Company provides home heating equipment repair service on a seven-days-a-week basis. No single customer accounts for 10% or more of the Company's consolidated revenues.

PRODUCT LINES

In fiscal year 2006, sales of heating oil accounted for 63% of the Company's revenues. The remaining 37% of revenues were from sales of gasoline, diesel fuel, kerosene, propane, home heating equipment services, and related sales. The Company installs heating equipment and repairs such equipment on a 24 hours a day, seven days-a-week basis, generally within four hours of request.

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

MARKETING, SALES AND STRATEGIC PARTNERSHIPS

The Company employs a dynamic marketing strategy that the Company believes has been the key to its success. The Company believes that it obtains new customers and maintains existing customers by offering its full service home energy products at discount prices, providing quick response in refueling and repair operations, providing automatic deliveries to customers by monitoring historical use and weather patterns, and by providing customers a variety of payment options. To expand its customer base and aggressively promote its service, the Company engages in direct marketing campaigns, advertises regularly, offers employee incentives, and encourages referrals.

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

Historically, referrals have been an important part of the Company's efforts to expand its business and the Company offers incentives to customers who refer business. The Company also offers other special limited time promotions designed to increase business in specific targeted business segments. The Company also encourages civic and religious organizations to refer business to the Company through group rate discounts.

PATENTS AND TRADEMARKS

Able owns the exclusive right and license to use, and to license others to use, the proprietary marks, including the service marks "Able Energy" (and design) ("Able Energy Proprietary Marks") and "Able Oil" (and design) ("Able Oil Proprietary Marks").

Presently there is no effective determination by the United States Patents and Trademarks Office, ("USPTO"), Trademark Trial and Appeal Board, the trademark administrator of any state, or court regarding the Able Energy or Able Oil Proprietary Marks, nor is there any pending interference, opposition or cancellation proceeding or any pending litigation involving the Proprietary Marks or the trade names, logotypes, or other commercial symbols of Able Oil, or Able Energy. There are no agreements currently in effect that significantly limit the rights of Able Oil or Able Energy to use or license the use of their respective Proprietary Marks.

PriceEnergy.com owns the exclusive right and license to use, and to license others to use, the proprietary marks, including the service mark "PriceEnergy.com" (and design) and "PriceEnergy.com The energy hot spot" (and design) ("PriceEnergy Proprietary Marks"). In addition, PriceEnergy established certain common law rights to the PriceEnergy Proprietary Marks through its continuous, exclusive and extensive public use and advertising. The PriceEnergy Proprietary Marks are not registered in any state. PriceEnergy also owns the domain names PriceEnergy.com, FuelOilPrices.net, HomeHeatingOilPrices.net, HeatingOilPrices.net, and PriceEnergy.net.

ENVIRONMENTAL CONSIDERATIONS AND REGULATIONS

The Company has implemented environmental programs and policies designed to avoid potential liability under applicable environmental laws. The Company has not incurred any significant environmental compliance cost, and compliance with environmental regulations has not had a material effect on the Company's consolidated operations or financial condition. This is primarily due to the Company's general policies of closely monitoring its compliance with all environmental laws. In the future, the Company does not expect environmental compliance to have a material effect on its operations and financial condition. The Company's policy for determining the timing and amount of any environmental cost is to reflect an expense as and when the cost becomes probable and reasonably capable of estimation.

Related to its 1999 purchase of the property on Route 46 in Rockaway, New Jersey, the Company settled a lawsuit with a former tenant of the property and received a lump sum settlement of $397,500. This sum was placed in an attorney's escrow account for payment of all environmental remediation costs. Through June 30, 2006, Able Energy Terminal, LLC has been reimbursed for approximately $290,000 of costs and another approximately $87,000 are not reimbursed and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet included elsewhere in this filing and must be presented to the attorney for reimbursement. The environmental remediation is currently in progress on this property. The majority of the "free standing product" has been extracted from the underground water table. The remainder of the remediation will be completed over the course of the next eight to ten years using natural attenuation and possible bacterial injection.

On September 15, 2003, Able Oil received approval from the New Jersey Department of Environmental Protection of a revised Discharge Prevention Containment and Countermeasure plan ("DPCC") and Discharge, Cleanup and Removal plan ("DCR") for the facility at 344 Route 46 East in Rockaway, New Jersey. This plan has received approval and will be in effect for three years. The State of New Jersey requires companies which operate major fuel storage facilities to prepare such plans, as proof that such companies are capable of, and have planned for, an event that might be deemed by the State of New Jersey to be hazardous to the environment. In addition to these plans, Able Oil has this facility monitored on an ongoing basis to ensure that the facility meets or exceeds all standards required by the State.

On September 26, 2006, the New Jersey Department of Environmental Protection ("NJDEP") conducted a site update inspection, which included a review of the Route 46 site and an update of the progress of the approved remediation. The NJDEP Northern Office director who conducted the inspection, concluded that the remediation progress was proceeding appropriately and that the department approved of the Company's continued plan to eliminate the remaining underground product. The Company experienced no spill events that would warrant investigation by state or other environmental regulatory agencies. All locations are prepared to deal with such an event should one occur.

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

EMPLOYEES

As of June 30, 2006, the Company employed 77 individuals. From October through March, the Company's peak season, the Company employs approximately 110 persons. From April through September, the Company employs approximately 80 persons. Currently, there are no organized labor unions representing any of the employees of Company or any of its related companies and management considers relations with its employees to be good.

ITEM 1A.  RISK FACTORS

SET FORTH BELOW ARE CERTAIN RISKS AND UNCERTAINTIES RELATING TO OUR BUSINESS. UNLESS EXPRESSLY STATED OTHERWISE, THESE RISK FACTORS ASSUME THE CONSUMMATION OF THE ACQUISITION OF SUBSTANTIALLY ALL OF THE ASSETS OF ALL AMERICAN PLAZAS, INC. ("ALL AMERICAN") AND OF THE OTHER TRANSACTIONS CONTEMPLATED BY THE ALL AMERICAN ACQUISITION. THESE ARE NOT THE ONLY RISKS AND UNCERTAINTIES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM TO BE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, THE BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION COULD BE MATERIAL ADVERSELY AFFECTED. UNLESS OTHERWISE INDICATED IN THE CONTEXT, ALL REFERENCES IN THIS SECTION (RISK FACTORS), AND THIS SECTION ALONE, TO "US", "WE", "OUR" ARE DEEMED TO REFLECT CONDITIONS EXISTING FOLLOWING THE PROPOSED ACQUISITION.

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO SUSTAIN LOSSES IN THE FUTURE AND MAY STILL SUSTAIN LOSSES IN THE FUTURE EVEN IF WE SUCCESSFULLY AND EFFICIENTLY INTEGRATE THE ASSETS OF ALL AMERICAN INTO OUR BUSINESS

We have experienced significant operating losses in five out of the last six fiscal years. For the year ended June 30, 2006, we had a loss of approximately $6.2 million. We also expect to have a loss for the nine months ended March 31, 2007 and for the fiscal year ending June 30, 2007. In addition, our stockholders' equity has decreased approximately 46.4% over the past four years, from $3.12 million as of June 30, 2002 to $1.67 million as of June 30, 2006.

MANAGING OUR GROWTH MAY AFFECT FINANCIAL PERFORMANCE

Our growth and expansion has required, and will continue to require, increased investment in management and financial personnel, financial management systems and controls, as well as facilities. We intend to continue to expand our business and operations, including entry into new markets, that will place additional strain on our management and operations. Our future operating results will depend, in part, on our ability to continue to broaden our senior management group and administrative infrastructure, and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and financial control systems and to expand, train and manage our employee base. In addition, our future operating results will depend on our ability to expand our sales and marketing capabilities and expand our customer support operations commensurate with our growth, should such growth occur. If our revenues do not increase in proportion to our operating expenses, our management systems do not expand to meet increasing demands, we fail to attract, assimilate and retain qualified personnel, or our management otherwise fails to manage our expansion effectively, there would be a material adverse effect on our business, consolidated financial condition and operating results.

ABILITY TO CONSUMMATE THE ACQUISITION OF ALL AMERICAN'S ASSETS

In order to complete the acquisition All American's assets, there are several issues which must be considered including but not limited to the following:

     o Able is currently subpoenaed by the SEC pursuant to a Formal Order of Investigation that raises certain questions and concerns. There may be a delay in the business combination until the SEC has responded to Able's submission of its answer to the SEC questions.

     o Able wishes to move from the Pink Sheets to the OTC Bulletin Board prior to the completion of the business combination. There can be no assurance that this can occur on a timely basis.

     o All American is currently in negotiations to refinance its Truck Stop properties. This refinancing must be completed prior to the acquisition. There can be no assurance that that this financing will be approved.

SUBSTANTIAL LONG-TERM DEBT MAY ADVERSELY IMPACT OUR LONG-TERM ABILITY TO EXPAND

As of June 30, 2006, we had long term liabilities of $3,821,488. Our ability to satisfy such obligations will depend on our future operating performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, many of which are beyond our control. There can be no assurance that we will be able to service our indebtedness. If we are unable to service our indebtedness, we will be forced to examine alternative strategies that may include actions such as reducing or delaying capital expenditures, restructuring or refinancing our indebtedness, or the sale of assets or seeking additional equity and/or debt financing. There can be no assurance that we will be able to implement any of these strategies even if the need arises.

GROWTH DEPENDENT UPON UNSPECIFIED ACQUISITIONS AND ADEQUATE FINANCING

Our growth strategy includes the acquisition of existing fuel distributors and truck stops. There can be no assurance that we will be able to identify new acquisition candidates or, even if a candidate is identified, that we will have access to the capital necessary to consummate such acquisitions. Furthermore, the acquisition of additional companies involves a number of additional risks. These risks include the diversion of management's attention from our operations, possible difficulties with the assimilation of personnel and operations of acquired companies, the earnings impact associated with the amortization of acquired intangible assets, and the potential loss of key employees of acquired companies. The future success of our business will depend upon our ability to manage our growth through acquisitions. The Company's objective is to grow our customer base through mergers and acquisitions. There can be no assurance that we will have the financing or management and operating personnel to accomplish this objective.

SEC FORMAL ORDER OF PRIVATE INVESTIGATION

On September 7, 2006, we received a copy of the Formal Order from the SEC pursuant to which we, certain of our officers and a director were served with subpoenas requesting certain documents and information. The Formal Order authorizes an investigation of possible violations of the anti-fraud provisions of the federal securities laws with respect to the offer, purchase and sale of our securities and our disclosures or failures to disclose material information in our required filings. While we believe that we did not violate any securities laws and intend to cooperate fully with and assist the SEC in its inquiry, there can be no certainty with regard to the outcome of the investigation and there can be no assurance that there will not be a material adverse effect on us. The cost of complying with the SEC investigation may affect our liquidity, consolidated results of operations, and ability to raise cash through the sale of debt or equity securities.

TRADEMARKS AND SERVICE MARKS

We believe that our trademarks and service marks, have significant value and are important to the marketing of our fuel distribution products and services. There can be no assurance, however, that our proprietary marks do not or will not violate the proprietary rights of others, that our marks would be upheld if challenged or that we would not be prevented from using our marks, any of which could have an adverse effect on us and our results of operations. In addition, there can be no assurance that we will have the financial resources necessary to enforce or defend our trademarks and service marks against infringement. Should there be an infringement, and the Company is unsuccessful in litigation, it may negatively impact the Company's revenue.

NOTES AND ADVANCES RECEIVABLE FROM RELATED PARTIES

As of March 31, 2007, we had $3,517,500 of notes receivable and advances and approximately $283,000 of related interest receivable from All American and related entities. As of June 30, 2006, we had $2,023,000 of notes receivable and advances and approximately $82,000 of related interest receivable from All American and related entities. At March 31, 2007 and June 30, 2006, this amount included advances made to Manns of $715,000 and $125,000, respectively. After the Company received an SEC subpoena, Manns agreed to issue a commitment letter to All American acknowledging receipt of the Company's due diligence fee. All American has agreed that upon its receipt of sufficient funding by Manns, the Company shall be repaid its due diligence fee. The Company is pursuing All American for repayment of its debt to the Company. As of March 31, 2007, the amount owed to the Company from All American and related entities is approximately $3,801,500. All American is in the process of obtaining a credit facility which would enable them to repay this outstanding debt. There can be no assurance that All American will be successful in obtaining this financing. Should this financing not be secured, the Company may not be able to meet its cash requirements.

LIQUIDITY AND GOING CONCERN UNCERTAINTY

Our net loss for the year ended June 30, 2006 was approximately $6,242,000, including non-cash charges totaling approximately $4,516,000. The Company has been funding its operations through an asset-based line of credit, the issuance of convertible debentures and the proceeds from the exercise of options and warrants. The Company will need some combination of the collection of All American notes receivable, new financing, restructuring of existing financing, improved receivable collections and/or improved operating results in order to maintain adequate liquidity over the course of the 2007 fiscal year.

As of March 31, 2007, the Company had a cash balance of approximately $1,208,000, of which $579,000 represents an obligation for funds received in advance under the pre-purchase fuel program. At March 31, 2007, the Company had available borrowings through its credit line facility of approximately $942,000. In order to meet our liquidity requirements, the Company is negotiating a second mortgage on our oil terminal located on Route 46 in Rockaway, New Jersey, through which the Company believes it may borrow an additional $750,000.

The Company is pursuing other lines of business, which include expansion of its current commercial business into other products and services such as bio-diesel, solar energy, and other energy related home services. The Company is also evaluating all of its business segments for cost reductions, consolidation of facilities and efficiency improvements. There can be no assurance that we will be successful in our efforts to enhance our liquidity situation.

The accompanying consolidated financial statements included elsewhere in this filing have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from continuing operations during the years ended June 30, 2006, 2005 and 2004 of approximately $6,242,000, $2,180,000 and $1,733,000, respectively. Net cash used in operations during the years ended June 30, 2006 and 2005 was approximately $1,712,000 and $374,000, respectively. At June 30, 2006, the Company has a working capital deficiency of approximately $432,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements included elsewhere in this filing do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

During the year ended June 30, 2006, the Company advanced monies and issued notes receivable to its 32% stockholder, All American, with a balance at June 30, 2006 of approximately $1,855,000, including accrued interest of approximately $71,000 (See Notes 20 to consolidated financial statements included elsewhere in this filing). The Company has granted to All American a series of extensions of the maturity of this note, which is now due on June 15, 2007. This note and related accrued interest is recorded as contra equity within the consolidated financial statements, which is included elsewhere in this filing. All American has notified the Company that its note obligation to the Company will be repaid only after All American successfully secures financing from a third party. As part of the Company's plans to improve its cash flow, the Company intends to pursue collection of the note receivable when the note matures.

On July 5, 2006, the Company received $1,000,000 from Laurus Master Fund Ltd. ("Laurus") in connection with the issuance of a convertible term note. Thereafter, the Company advanced $905,000 of the Laurus proceeds to All American in exchange for a note receivable. All American used such proceeds to acquire 70% of the outstanding stock of CCI Group, Inc. ("CCIG") pursuant to a Share Exchange Agreement.

On January 10, 2007, Laurus Master Fund Ltd. ("Laurus") sent a notice to the Company alleging defaults by the Company under its convertible term note made to Laurus in the principal amount $1,000,000 dated July 5, 2006 (the "Note"). Laurus claimed an acceleration of maturity of the principal amount of the Note of $1,000,000, a default payment of approximately $154,000 ("Default Payment") as well as delinquent accrued interest and fees of approximately $12,000. On March 7, 2007, Laurus notified the Company in writing that it waived the event of default and the requirement for the Company to make the Default Payment.

The Company will require some combination of the collection of All American notes receivable, new financing, restructuring of existing financing, improved receivable collections and/or improved operating results in order to maintain adequate liquidity over the course of the year ending June 30, 2007. The Company must also bring current each of its SEC filings as part of a plan to raise additional capital. In addition to the filing of this Form 10-K for the year ended June 30, 2006, the Company must also complete and file its Form 10-Q for the quarters ended September 30, 2006 and December 31, 2006.

There can be no assurance that the financing or the cost saving measures as identified above will be satisfactory in addressing the short-term liquidity needs of the Company. In the event that these plans can not be effectively realized, there can be no assurance that the Company will be able to continue as a going concern.

A LIMITED MARKET FOR OUR COMMON STOCK AND "PENNY STOCK" RULES MAY MAKE BUYING OR SELLING OUR COMMON STOCK DIFFICULT

Our common stock presently trades on the pink sheets. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our securities. In addition, our common stock is subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. The SEC regulations generally define a penny stock to be an equity that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. Moreover, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to transactions prior to sale. Regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus the ability of purchasers of our common stock to sell their shares in the secondary market.

Our share price may decline due to a large number of shares of our common stock eligible for sale in the public markets. As of March 31, 2007, we had outstanding 3,141,423 shares of common stock, without giving effect to 11,666,667 shares of common stock issuable in connection with the acquisition of the assets of All American and up to 6,777,685 shares issuable upon exercise of the Company's outstanding options, warrants and convertible debentures. If the consummation of the acquisition of the assets of All American is consummated, we will be issuing an additional 11,666,667 shares of our restricted common stock, which will be held pursuant to Rule 144. With such a substantial number of shares eligible for future sale, our stock price may decline and investors may find it difficult to sell their shares in the open market at or above their basis in the stock.

REGISTRATION RIGHTS AGREEMENTS

On July 12, 2005, the Company consummated a financing with certain purchasers in the sale of $2.5 million of Variable Rate Convertible Debentures (the "Debentures"). The Debentures may be converted at the option of the purchasers into shares of our common stock at a conversion price of $6.50 per share. In addition, the purchasers of these Debentures received five (5) year warrants to purchase an aggregate of 192,308 of common stock at an exercise price of $7.15 per share (the "2005 Warrants"). Pursuant to the Registration Rights Agreement among the parties, the Company filed a registration statement covering the shares of its common stock that may be issued through the conversion of the Debentures and exercise of the 2005 Warrants. This registration statement was declared effective on December 20, 2005. Since that date, the purchasers converted into shares of the Company's common stock approximately $2.365 million of the principal of the Debentures. The Company has an obligation to keep this registration statement effective on a continuous basis, which obligation the Company breached when it failed to update the registration statement with new audited consolidated financial statements by October 31, 2006. As a result of this breach, the purchasers of the Debentures are entitled to partial liquidated damages in the amount of 2% of the aggregate purchase price of the Debentures then held by the purchasers (which remaining balance of the Debentures at March 31, 2007 is $132,500) for each month that our breach continues. There are no liquidated damages for not maintaining an effective registration statement covering the 2005 Warrants. The unpaid liquidated damages accrue interest daily based on the rate of 18% per annum. Additionally, the Company's breach of its registration obligations constitutes a default under the Debentures, which enables the purchasers to declare the Debentures immediately due and payable. As of March 31, 2007, the Company has not received any notice from the purchasers of the Debentures regarding this registration rights default.

On July 5, 2006, the Company closed a Securities Purchase Agreement entered into on June 30, 2006 whereby it sold a $1 million convertible term note to Laurus Master Fund, Ltd. ("Laurus"). In conjunction with this issuance the Company agreed that within sixty (60) days from the date of issuance of the convertible term note payable and warrant that it would file a registration statement with the SEC covering the resale of the shares of the Company's convertible term common stock issuable upon conversion of the note and the exercise of the warrant. This registration statement would also cover any additional shares of common stock issuable to Laurus as a result of any adjustment to the fixed conversion price of the note or the exercise price of the warrant. The agreement does not provide any formula for liquidated damages. The Company did not file a registration statement by August 29, 2006 covering the common stock issuable upon conversion of the convertible term note and the exercise of warrants issued to Laurus. The Company has yet to file that registration statement. Consequently, the Company is in breach of its registration obligations to Laurus. As of March 31, 2007, the Company has not received any notice from Laurus regarding this registration rights default and or the assessment of any penalties that might have resulted therefrom.

On August 8, 2006, the Company issued $2,000,000 of convertible debentures to certain investors. In conjunction with this issuance, the Company had agreed to file a registration statement within forty-five (45) days, or by September 22, 2006, covering the resale of the shares of common stock underlying the debentures and warrants issued to the investors, and by October 15, 2006, to have such registration statement declared effective. The registration rights agreement with the investors provides for partial liquidated damages in the case that these registration requirements are not met. From the date of violation, the Company is obligated to pay liquidated damages of 2% per month of the outstanding amount of the convertible debentures, up to a total obligation of 24% per annum. The Company has not yet filed a registration statement regarding these securities. Accordingly, through March 31, 2007, the Company has incurred a liquidated damages obligation of approximately $250,000, none of which has been paid. In addition, the Company is obligated to pay 18% interest per annum on any damage amount not paid in full within 7 (seven) days. As of March 31, 2007, the Company has not filed a registration statement and the holders have not waived their rights under this agreement. Additionally, the Company's breach of its registration obligations constitutes a default under the convertible debentures, which enables the holders to declare the convertible debentures immediately due and payable. As of March 31, 2007, the Company has not received any notice from the purchasers of the convertible debentures regarding this registration rights default or any other default notice.

At March 31, 2007, we are in non-compliance with the registration rights requirements of certain financings set forth above covering in the aggregate, 6,698,685 shares of our common stock.

LISTING OF COMMON STOCK

Our common stock is currently quoted on the Pink Sheets under the symbol ("ABLE"). The Company will apply for eligibility for trading on the OTC Bulletin Board upon the filing of this annual report on Form 10-K and all required quarterly reports on Form 10-Q. To continue such eligibility, we must file our periodic reports with the SEC on a timely basis. If we fail to file such reports within 10 days of their due date, our stock will cease to be eligible for trading on the OTC Bulletin Board. There can be no assurance that our application for eligibility for trading on the OTC Bulletin Board will be accepted. If we fail to have our common stock eligible for trading on the OTC Bulletin Board, the trading volume of our stock may be adversely affected and you may not able to sell any or all of your shares at or above your basis in such stock, which would result in a loss for our stockholders.

TIMELINESS OF FUTURE SEC FILINGS

The Company was unable to file this Form 10-K, and the September 30, 2006 and December 31, 2006 Form 10-Q's on a timely basis. The late filings of these documents may adversely affect our ability to raise capital, and erode investor confidence. The Company will continue to make every effort to bring all filings up to date.

SEASONAL FACTORS

Substantially all of our revenues and income are derived from the home heating oil business. Our home heating oil business is seasonal and is a material portion of our business. A substantial portion of the home heating oil business is conducted during the fall and winter months. Weather patterns during the winter months can have a material adverse impact on our revenues. Although temperature levels for the heating season have been relatively stable over time, variations can occur from time to time, and warmer than normal winter weather will adversely affect the results of the Company's fuel oil operations.

Approximately 60% to 65% of our revenues from our heating oil business are earned and received from October through March. During the spring and summer months, revenues from the sale of diesel and gasoline fuels increase, due to the increased use of automobiles and construction apparatus.

FUEL PRICING AND THE EFFECT ON PROFITABILITY

Disruption of fuel supply and fuel pricing would adversely affect our profitability. Increases in the pricing for home heating oil will also adversely affect our profit margins associated with our home heating oil business, since we may not be able to pass on our proportional increases to our home heating oil customers.

Other factors which may have a significant effect on fuel prices include: natural disasters, such as those which have devastated the Gulf Coast (areas that are major producers, distributors or refiners of petroleum-based products); major global conflicts, especially those involving the U.S. and/or oil producing countries, strikes or political conflict in oil producing countries, and the stability of OPEC and its desire not to disrupt worldwide economies through poor management of fuel supply and pricing.

In the future, interruptions in the world fuel markets may cause shortages in, or total curtailment of, fuel supplies. Moreover, a substantial portion of the oil refining capacity in the United States is controlled by major oil companies. These companies, for various reasons (e.g. for new standards imposed by EPA) could in the future decide to limit the amount of fuel sold to independent operators such as us. Any material decrease in the volume of fuel sold for any extended period of time could have a material adverse effect on the results of operations. Similarly, an extended period of instability in the price of fuel could adversely affect our results.

GOVERNMENT REGULATION

Federal, state and local laws, particularly laws relating to the protection of the environment and worker safety, can materially affect our operations. The transportation of fuel oil, diesel fuel, propane and gasoline is subject to regulation by various federal, state and local agencies, including the U.S. DOT. These regulatory authorities have broad powers and we are subject to regulatory and legislative changes that can affect the economies of the industry by requiring changes in operating practices or influencing demand for, and the cost of providing, its services. Additionally, we are subject to random DOT inspections. Any material violation of DOT rules or the Hazardous Materials Transportation Act may result in citations and/or fines on us. In addition, we depend on the supply of petroleum products from the oil and gas industry and, therefore, we may be affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. We cannot determine the extent to which future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws may impose penalties or sanctions for damages to natural resources or threats to public health and safety. Such laws and regulations may also expose us to liability for the conduct or conditions caused by others. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several liabilities for remediation of spills and releases of hazardous substances. In addition, companies may be subject to claims alleging personal injury or property damages as a result of alleged exposure to hazardous substances, as well as damage to natural resources.

POTENTIAL ENVIRONMENTAL LIABILITY

Our fuel distribution is subject to all of the operating hazards and risks that are normally incidental to handling, storing, transporting and delivering fuel oils, gasoline, diesel and propane, which are classified as hazardous materials. We face potential liability for, among other things, fuel spills, gas leaks and negligence in performing environmental clean-ups for our customers. Specifically, we maintain fuel storage facilities on sites owned or leased by us, and could incur significant liability to third parties or governmental entities for damages, clean-up costs and/or penalties in the event of certain discharges into the environment. Such liability can be extreme and could have a material adverse effect on our financial condition or results of operations. Although we believe that we are in compliance with existing laws and regulations, there can be no assurance that substantial costs for compliance will not be incurred in the future. Any substantial violations of these rules and regulations could have an adverse affect upon our operations. Moreover, it is possible that other developments, such as more stringent environmental laws, regulations and enforcement policies thereunder, could result in additional, presently unquantifiable, costs or liabilities to us.

NO ASSURANCE OF ADEQUATE INSURANCE PROTECTION

We maintain insurance policies in such amounts and with coverage and deductibles as our management believes are reasonable and prudent. Should we complete the acquisition of the assets of All American, our management may have to increase the amount of insurance to cover such assets. There can be no assurance, however, that such insurance will be adequate to protect us from liabilities and expenses that may arise from claims for personal and property damage arising in the ordinary course of business or that such levels of insurance will be maintained by us at adequate levels or will be available at economic prices. Should the Company not be able to negotiate additional coverage at economical rates, it may negatively affect the Company's consolidated results of operations.

COMPETITION FROM ALTERNATIVE ENERGY SOURCES (FOR THE HOME HEATING OIL DIVISION)

Our retail home heating business competes for customers with suppliers of alternate energy products, principally natural gas and electricity. Every year, a small percentage of our oil customers convert to other home heating sources, primarily natural gas. In addition, we may lose additional customers due to conversions during periods in which the cost of its services exceeds the cost of alternative energy sources. If this trend continues and the Company is not able to replace these lost customers through expansion or increased market share, it could cause the Company to lose significant revenues. At this point, Able has not suffered any significant loss as a result of conversion to these alternative energy sources.

CONCENTRATION OF WHOLESALE SUPPLIERS FOR HEATING OIL

We have three supply contracts for the purchase of # 2 Heating Oil, representing 21.6% of our annual heating fuel purchases. We purchase our remaining fuel supplies on the spot market. We satisfy our inventory requirements with nine different suppliers, the majority of which have significant domestic fuel sources, and many of which have been suppliers to us for over five years. Our current suppliers are Conectiv Oil Corporation, Sprague Energy, Petrocom Energy Group Ltd., Gulf-Catamont, Valero Supply and Marketing, TransMontaigne Inc., Center Marketing, Inc. and Sunoco, Inc. (R&M). We monitor the market each day and determine when to purchase our oil inventory and from whom.

Four of these suppliers (Catamount Petroleum, Petrocom Energy, Petron Oil Corp., and Valero Supply and Marketing) provided Able Oil and Able NY with approximately 88% of its heating oil requirements during the year ended June 30, 2006.

TransMontaigne, Inc. provided Able Melbourne with approximately 99% of its diesel fuel product requirements for the year ended June 30, 2006 and Fleetwing provided Able Melbourne with approximately 99% of its lubricant and related product requirements for the year ended June 30, 2006.

Management believes that if our supply of any of the foregoing products was interrupted, we would be able to secure adequate supplies from other sources without a material disruption in its operations. However, there can be no assurance that adequate supplies of such products will be readily available in the future. Furthermore, currently these suppliers extend us credit toward the purchase of our fuel supplies. There can be no assurance that these suppliers will continue to offer us acceptable credit terms. Should the Company need to secure alternative suppliers for these products, the pricing would be approximately the same.

ABSENCE OF WRITTEN AGREEMENTS

Approximately 59% of our home heating customers do not have written agreements with us and can terminate services at any time, for any reason. Although we have never experienced a significant loss of our customers, if we were to experience a high rate of terminations, our business and financial condition could be adversely affected.

RISKS ASSOCIATED WITH EXPANSION INTO NEW MARKETS

A significant element of our future growth strategy involves the expansion of our business into new geographic and product markets. Expansion of our operations depends, among other things, on the success of our marketing strategy in new markets, successfully establishing and operating new locations, hiring and retaining qualified management and other personnel, and obtaining adequate financing for vehicle and site purchases and working capital purposes.

DEPENDENCE ON AND RELATIVE INEXPERIENCE OF KEY PERSONNEL

Our future success will depend, to a significant extent, on the efforts of key management personnel, including Christopher Westad, our President and Acting Chief Executive Officer, and Jeffrey Feld, our Acting Chief Financial Officer. Mr. Westad and Mr. Feld assumed their acting executive officer positions on September 28, 2006, following the departure of the previous Chief Financial Officer on June 23, 2006 and Mr. Gregory Frost, our former CEO, now on an indefinite leave of absence. Accordingly, while Mr. Westad and Mr. Feld have significant experience in the home heating oil business, they are relatively inexperienced in their executive officer roles. The loss of one or more of these key employees could have a material adverse effect on our business. In addition, we believe that our future success will depend, in large part, upon our continued ability to attract and retain highly qualified management, technical and sales personnel. There can be no assurance that we will be able to attract and retain the qualified personnel necessary for our business.

COMPETITION

Our home heating business is highly competitive. In addition to competition from alternative energy sources, we compete with distributors offering a broad range of services and prices, from full service distributors similar to ours, to those offering delivery of home heating fuel only. Competition with other companies in the retail home heating industry is based primarily on customer service and price. Longstanding customer relationships are typical in the home heating industry. Many companies, including ours, deliver fuel to their customers based upon weather conditions and historical consumption patterns without the customers making an affirmative purchase decision each time fuel is needed. In addition, most companies, including ours, provide equipment repair service on a 24 hour a day basis, which tends to build customer loyalty. We compete against companies that may have greater financial resources than ours. As a result, we may experience difficulty in acquiring new retail customers due to existing relationships between potential customers and other retail home heating distributors. If the Company cannot effectively compete, we would suffer losses of revenue and net income.

WEATHER

Weather conditions can impact the demand for home heating fuel. Demand for home heating oil is primarily seasonal, utilized in the colder months of the fall, winter, and early spring. Demand is determined by weather patterns and how cold the temperature gets. Ordinarily, most demand is determined by the measurement of heating degree days, a measurement of the average temperature for the day that is below the mean temperature of 65 degrees fahrenheit. If weather patterns are such that temperatures are warmer than normal, then less heating degree days will be used, and less of the Company's home heating products will be sold thereby negatively impacting our revenues and net income (loss).

HEATING OIL FUTURES CONTRACTS

During the period from July 28, 2006 to August 15, 2006, the Company entered into futures contracts for #2 heating oil to hedge a portion of its forecasted heating season requirements. The Company purchased 40 contracts through a broker for a total of 1,680,000 gallons of #2 heating oil at an average call price of $2.20 per gallon. Due to warmer than average temperatures through the heating season as of March 31, 2007, the Company has experienced a substantial drop in fuel consumption and price, resulting in a loss on these contracts.

Through March 31, 2007, the Company has deposited a total of $923,017 in margin requirements with the broker. Through March 31, 2007, the Company has realized a loss of $923,017 on 40 closed contracts representing 1,680,000 gallons.

NOT SUFFICIENTLY REPORTING PAYROLL TAX LIABILITIES MAY IMPACT CASH REQUIREMENTS

During the year ended June 30, 2006, certain payroll related tax filings were not made relating to the exercise of stock options. The Company intends to file amended returns to bring the forms and remittances into compliance. The Company may be required to pay penalties and interest on such obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company's administrative headquarters are located in a 9,800 square foot facility in Rockaway, New Jersey. This facility accommodates the Company's, administrative, marketing and sales personnel. The lease expires on October 31, 2007 and carries an annual rent of $122,287, which includes common area charges. The Company owns property located at 344 Route 46 in Rockaway, New Jersey. This facility accommodates the Company's fuel terminal, including fuel storage tanks, truck yard space and dispatch operations. The Company purchased the property in August 1999, through a newly formed wholly-owned subsidiary, Able Energy Terminal, LLC, at a purchase price of $1,150,000. The Company also owns a building, totaling approximately 1,450 square feet, consisting of a wood frame facility located at 38 Diller Avenue, Newton, New Jersey, that will serve as a supply depot, storage area and administrative offices and service facility when damage that occurred on March 14, 2003 in connection with a fire is repaired. As of March 31, 2007, the Company is not utilizing this facility and is working with the Town of Newton to re-start fuel delivery operations at that location.

Able Melbourne leases a 3,000 square foot concrete and aluminum facility that serves as a storage and service facility and administrative offices, located at 79 Dover Avenue, Merritt Island, Florida, and is governed by an oral, month-to-month lease with annual rent of $5,000. The Company does not store fuel oil at this location with the exception of that which is kept in the delivery trucks. This facility is located within three miles of its wholesale supplier. The Company is responsible for maintaining all of its facilities in compliance with all environmental rules and laws.

On July 1, 2006, Able moved into a brand new terminal located at 10 Industrial Park in Warrensburg, NY. This 118,556 square foot property was purchased by the Company in 2003, and accommodates Able NY fuel terminal, including liquid fuel storage tanks, truck yard space, dispatch operations and a small office staff.

Able subleases an office located at 1140 Sixth Avenue in New York City. The lease expires on April 29, 2009 and carries an annual rent increasing from $196,467 to $208,432 over the term of the lease. This 4,569 square foot space is used as our executive offices. The Company sub-leases a portion of the space to two tenants who contribute $74,400 to the annual rent.

ITEM 3. LEGAL PROCEEDINGS

As a result of a March 14, 2003 fire at the Newton, NJ terminal, various claims were submitted to the Company's insurance carrier. Over 220 claims have been settled. As of March 31, 2007, individuals or companies who were unable to reach successful settlements with the Company's insurance carrier have filed seven lawsuits against the Company in the Civil Division of the Superior Court of New Jersey for Sussex County (the "Superior Court of New Jersey"). During February 2007, the Company's insurance carrier entered into a settlement agreement with one of the property owners. The Company's insurance carrier is defending the Company as it related to the remaining six property damage claims. We believe that the outcome of these lawsuits will be covered within the Company's limits of insurance coverage.

Additionally, in relation to the March 14, 2003 fire, Karen Hicks, Karen Lewis and William Nolan filed a complaint in Superior Court of New Jersey, on behalf of themselves and all other similarly situated, for damages incurred as a result of the fire. In June 2005, this complaint was certified as a class action lawsuit. The Company's insurance carrier has established reserves for losses, as deemed appropriate. The Company's insurance carrier is defending with regard to compensatory damages. The Company's litigation counsel is defending with regard to any punitive damages claims.

As of March 31, 2007, this lawsuit is in the discovery phase. The class certification is limited to economic loss and specifically excludes claims for personal injury from the class certification. The Company believes that the class claims for compensatory damages is within the available limits of its insurance. On September 13, 2006, the plaintiffs counsel made a settlement demand of $10,000,000, which the Company believes to be excessive and the methodology upon which is fundamentally flawed. The Company intends to vigorously defend the claim.

Also in connection with the March 2003 Newton fire, our wholly-owned subsidiary Able Propane entered a guilty plea in July 2005 to one count of negligently damaging property, a fourth-degree crime in New Jersey. In connection with the plea agreement, the Company paid a fine of $30,000. In addition, Christopher P. Westad, the Company's President and Acting Chief Executive Officer entered into a pre-trial intervention agreement, conditioned upon 250 hours of community service over a two-year period, which he is currently serving and expected to conclude by July of 2007.

As previously disclosed, on September 7, 2006, the Company received a Formal Order from the SEC pursuant to which the Company, certain of its officers and a director were served with subpoenas requesting certain documents and information. The Formal Order authorizes an investigation of possible violations of the anti-fraud provisions of the federal securities laws with respect to (i) offer, purchase, and sale of the Company's securities and (ii) Company's disclosures or failures to disclose material information. The Company believes that it did not violate any securities laws and is cooperating fully with and assisting the SEC in its inquiry. The scope, focus and subject matter of the SEC investigation may change from time to time and the Company may be unaware of matters under consideration by the SEC. The Company has produced and continues to produce responsive documents and intends to continue cooperating with the SEC investigation.

The Company is not currently involved in any other legal proceedings that are likely to have a material adverse effect on the consolidated operations or financial results of the Company. On occasion, the Company may become a party to litigation incidental to its business. There can be no assurance that any legal proceedings will not have a material adverse affect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

FOURTH QUARTER OF OUR YEAR ENDED JUNE 30, 2006

The following matters were submitted to a vote of security holders at our annual meeting held at 1140 Avenue of the Americas, 18th Floor, New York, New York on June 29, 2006.

     1. Election of eight directors to hold office until the 2007 Annual Meeting of Shareholders and until their successors are elected and qualified:

          DIRECTOR                    FOR      WITHHELD
          ----------------------   ---------   --------
          Gregory D. Frost, Esq.   1,798,875    24,688
          Patrick O'Neill          1,798.125    25,438
          Christopher P. Westad    1,798,925    24,638
          Edward C. Miller, Jr.    1,798,125    25,438
          Mark Barbera             1,794,775    28,788
          Alan E. Richards         1,795,375    28,188
          Stephen Chalk            1,795,825    27,738
          Solange Charas           1,796,779    26,784

     2. Approval of Marcum & Kleigman, LLP, to serve as the Company's independent registered public accountants for fiscal year 2006.

                                       FOR     WITHHELD
                                   ---------   --------
          Marcum & Kleigman, LLP   1,799,309     4,650

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Price and Dividend Information

Since October 13, 2006, the Company's Common Stock has traded on the Pink Sheets under the symbol "ABLE". From 1999 until October 13, 2006, the Company's common stock traded on the Nasdaq Capital Market (formerly the Nasdaq Small Cap Market) under the symbol "ABLE". The following table sets forth the high and low bid prices of the Common Stock on a quarterly basis for the 2005 and 2006 fiscal years, as reported by Nasdaq or quoted through the Pink Sheets:


     FISCAL YEAR ENDING JUNE 30, 2007    HIGH      LOW
     First Quarter                      $ 7.70   $ 4.43
     Second Quarter                       4.55     1.80
     Third Quarter                        2.80     1.82

     FISCAL YEAR ENDED JUNE 30, 2006     HIGH      LOW
     First Quarter                      $18.22   $11.45
     Second Quarter                      12.75     6.25
     Third Quarter                        9.69     6.50
     Fourth Quarter                       9.21     4.20

     FISCAL YEAR ENDED JUNE 30, 2005     HIGH      LOW
     First Quarter                      $ 2.62   $ 1.60
     Second Quarter                       6.03     2.14
     Third Quarter                       15.30     2.51
     Fourth Quarter                      22.94     7.90

(b) As of March 31, 2007, the Company's common stock was held beneficially by approximately 2,600 persons.

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

(d)  Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data presented for Able and its Subsidiaries on a consolidated basis should be read in conjunction with the Consolidated Financial Statements, including the related notes, and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation".

                                                 For the Year Ended June 30,
                             -------------------------------------------------------------------
                                 2006          2005          2004         2003           2002
                             -----------   -----------   -----------   -----------   -----------
RESULTS OF OPERATION                            (1)         (1)(2)      (1)(2)
DATA-CONTINUING OPERATIONS

Sales                        $75,093,104   $61,872,623   $42,847,123   $43,365,028   $24,751,562
Gross Profit                   7,467,895     6,150,470     5,579,654     6,459,633     4,174,342
Operating (Loss)
   Income                     (2,857,627)   (1,928,309)   (2,310,863)      241,951    (1,990,889)
Net (Loss) Income from
   Continuing Operations      (6,241,559)   (2,180,091)   (1,732,959)       26,342    (2,085,894)
Depreciation and
   Amortization                  755,700     1,225,197     1,194,958     1,112,098     1,066,022
Interest Expense                 642,517       449,776       576,578       435,992       281,994
Basic and Diluted Net
   Loss Per Share -
   Continuing Operations           (2.23)        (1.04)        (0.86)         0.01         (1.04)
Basic and Diluted
   Weighted Average
   Number of Shares
   Outstanding                 2,800,476     2,094,629     2,013,250     2,012,708     2,001,332

CONSOLIDATED BALANCE
   SHEET DATA

Cash                         $ 2,144,729   $ 1,754,318   $ 1,309,848   $   400,033   $   258,560
Current Assets                 7,164,977     6,100,464     5,531,423     5,504,366     3,086,136
Current Liabilities            7,597,294     6,853,089     5,500,095     5,652,767     5,659,157
Total Assets                  13,090,868    12,433,858    12,229,536    12,531,652    10,439,013
Long-Term Liabilities          3,821,488     3,966,041     3,724,692     3,616,461     1,657,071
Total Stockholders'
   Equity                      1,672,086     1,614,728     3,095,927     3,262,424     3,122,785

Notes

(1.) The consolidated balance sheet data as of June 30, 2005 and 2004 and the consolidated statement of operations data for the years ended June 30, 2005, 2004 and 2003 have been derived from the consolidated financial statements for such periods.

(2.) The consolidated results of operations data for the years ended June 30, 2004 and 2003 have been adjusted to reflect the discontinued operations of Able Propane, LLC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our Consolidated Financial Statements, and Notes thereto, contained elsewhere in this report.

OVERVIEW
--------------------------------------------------------------------------------
Able was incorporated in Delaware in 1997. Able Oil, a wholly-owned subsidiary of Able, was established in 1989 and sells both residential and commercial heating oil, diesel fuel, and complete HVAC service to it heating oil customers. Able NY, a wholly-owned subsidiary of Able, sells residential and commercial heating oil, propane, diesel fuel, and kerosene to customers in and around the Warrensburg, NY area. Able Melbourne, a wholly-owned subsidiary of Able, was established in 1996 and sells various grades of diesel fuel around Cape Canaveral, FL. PriceEnergy, Inc. a majority owned subsidiary of Able, was established in 1999 and has developed a platform that has extended the Company's ability to sell and deliver liquid fuels and related energy products over the Internet.

Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. Investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include:

     o    Commodity Supply
     o    Commodity Pricing
     o    Customers Converting to Natural Gas
     o    Alternative Energy Sources
     o    Winter Temperature Variations (Loss of Heating Degree Days)
     o    Availability of Financing
     o    Legislative Changes
     o    The Availability (Or Lack of) Acquisition Candidates
     o    The Success of Our Risk Management Activities
     o    The Effects of Competition
     o    Changes in Environmental Law

We undertake no obligation to update or revise any such forward-looking statements.

BUSINESS STRATEGY

Our business plan calls for maximization of sales throughout our existing heating oil market areas by means of aggressive market penetration to recapture lost business as well as to attract new customers who have moved into our market area. In addition, our external strategy is to acquire related heating oil businesses, which strengthen and expand our current service area along with moving into planned new areas. In this way, we can realize new residential and commercial business and take advantage of expected population growth in new market regions.

We also are in the process of becoming more vertically integrated through acquisition. In addition to acquiring businesses in the core #2 heating oil portion of our business, we are also developing relationships with potential acquisitions in the area of diesel fuel distribution, truck stop facilities, convenience store/gasoline fueling stations, and alternative fuels. Also, the Company is building its delivery coverage area in the northeast by expanding its dealer network and volume capabilities through Internet sale's via our PriceEnergy.com platform.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 3 of the consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2006. The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We consider the following policies to be the most critical in understanding the judgments involved in preparing the consolidated financial statements and the uncertainties that could impact our results of consolidated operations, financial condition and cash flows.

REVENUE RECOGNITION, UNEARNED REVENUE AND CUSTOMER PRE-PURCHASE PAYMENTS

Sales of fuel and heating equipment are recognized at the time of delivery to the customer, and sales of equipment are recognized at the time of installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating equipment service contracts are deferred and amortized into income over the term of the respective service contracts, on a straight-line basis, which generally do not exceed one year. Payments received from customers for the pre-purchase of fuel is recorded as a current liability until the fuel is delivered to the customer, at which time it is recognized as revenue by the Company.

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

Additionally, we assess our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such indicators include changes in our business plans, a change in the extent or manner in which a long-lived asset is being used or in its physical condition, or a current expectation that, more likely than not, a long-lived asset that will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, an impairment charge would be recorded for the excess of the carrying value of the asset over its fair value. Determination as to whether and how much an asset is impaired would necessarily involve numerous management estimates. Any impairment reviews and calculations would be based on assumptions that are consistent with our business plans and long-term investment decisions.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We routinely review our receivable balances to identify past due amounts and analyze the reasons such amounts have not been collected. In many instances, such uncollected amounts involve billing delays and discrepancies or disputes as to the appropriate price or volumes of oil delivered, received or exchanged. We also attempt to monitor changes in the creditworthiness of our customers as a result of developments related to each customer, the industry as a whole, and the general economy. Based on these analyses, we have established an allowance for doubtful accounts that we consider to be adequate, however, there is no assurance that actual amounts will not vary significantly from estimated amounts.

INCOME TAXES

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. Significant judgment is required in determining the income tax expense provision. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company assesses the likelihood of our deferred tax assets being recovered from future taxable income. The Company then provides a valuation allowance for deferred tax assets when the Company does not consider realization of such assets to be more likely than not. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance. Any decrease in the valuation allowance could have a material impact on net income in the year in which such determination is made.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123(R)). SFAS 123(R) supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) was effective for fiscal years beginning after June 15, 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

A. "Modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

B. "Modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods during the year of adoption.

The Company has adopted SFAS 123(R) on July 1, 2005 using the modified prospective method. The impact of SFAS 123(R) was immaterial to our consolidated financial statements.

In June 2005, the FASB published SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces APB No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date. The application of SFAS 154 did not have an impact on our consolidated financial position, results of operations, or cash flows.

In June 2005, the FASB ratified EITF No. 05-1, "Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer's Exercise of a Call Option" ("EITF No. 05-1") which addresses that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer's exercise of a call option pursuant to the original terms of the instrument. EITF No. 05-1 is effective for applicable conversions in periods beginning after June 28, 2006. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations, or cash flows.

In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered 'conventional' for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations or cash flows.

EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized.

In February 2006, the FASB issued SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments ("SFAS 155"), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's year ended June 30, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption of SFAS 157 is encouraged. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in the first quarter of fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2") which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006, and is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

RESULTS OF OPERATIONS - FISCAL 2006 COMPARED TO FISCAL 2005

Revenue for the year ended June 30, 2006 increased to $75 million producing a gross profit of $7.5 million. The Company experienced a loss from operations of $2.9 million due mainly to a substantial increase in selling, general and administrative ("SG&A") expenses. In addition, financing related expenses grew to $3.4 million producing a net loss from continuing operations of $6.2 million.

Net sales for fiscal 2006 increased by approximately $13.2 million or 21% to $75.1 million from $61.9 million in fiscal 2005. This increase can be primarily attributed to the substantial increase in the sales price of fuel oil, increasing the selling price per gallon of home heating oil.

Our gross profit for fiscal year ended June 30, 2006 and 2005 was 9.9% and 9.9%, respectively. The gross profit for fiscal 2006 increased by $1.3 million or 21% to $7.5 from $6.2 million in fiscal 2005. The increase in gross profit was primarily due to increased gross profit in our PriceEnergy subsidiary, increased gross profit from on-road diesel sales and from propane sales at our Warrensburg N.Y. operation. In addition the Company experienced decreased use of sub-contractors in our Rockaway, N.J. service division.

SG&A for fiscal 2006 increased by approximately $2.7 million or 40% compared to fiscal 2005. The Company primarily attributes this increase to increase in legal, consulting and accounting fees of $1.6 million due to professional fees incurred for acquisition and financing related activities. In addition, SG&A increased as a result of the hiring of a CEO, CFO, and a Vice President of Business Development totaling $500,000; along with the establishment of a N.Y.C. office for $100,000. The Company also increased advertising expenditures by $200,000 in order to attempt to increase the Company market share.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense decreased by approximately $470,000 for fiscal 2006 as compared to fiscal 2005. This decrease was due to the following; a change in depreciable life for trucks from 5 years to 10 years, and reduction in depreciation for computer hardware which reduced depreciation expense by roughly $190,000. In addition amortization expense was reduced by $280,000 due to a substantial reduction in website development costs.

Loss from operations for fiscal 2006 was $2.9 million compared to $1.9 million for fiscal 2005, representing a 49% increase from fiscal 2005. The increase in net operating loss for fiscal 2006 was directly related to an increase in SG&A expenses.

Other income (expenses) increased to a net expense of $3.4 million in fiscal 2006 from $0.2 million in fiscal 2005. This increase is due primarily to amortization of discounts on convertible debentures of $2.4 million, an increase in interest expense of $0.2 million due to increased utilization of the line of credit, and an increase in amortization of deferred financing costs of $0.3 million.

Net loss for fiscal 2006 was $6.2 million compared to a $2.2 million for fiscal 2005 an increase of 186%. The increase in net loss is attributable to a substantial increase in SG&A expenses along with increased debt related costs.

FISCAL 2005 COMPARED TO FISCAL 2004

Net sales for fiscal 2005 increased approximately $19.0 million or 44.4% over fiscal 2004. This increase can be attributed primarily to passing on increases in fuel oil costs to retail customers offset by somewhat lower gallon sales during the period as a result of a slight decline in heating degree days from last season and the initial impact of marketing changes in the way the Company sells to its discount customers.

Our gross profit for fiscal year ended June 30, 2005 and 2004 was 9.9% and 13.0%, respectively. The gross profit percentage decreased due to the substantial increase in the price of fuel per gallon during 2005 while holding our margin per gallon at the 2004 level. The gross profit for fiscal 2005 increased by $0.6 million to $6.2 million or 10% from $5.6 million in fiscal 2004. This was due to increased sales in our Price Energy division.

SG&A expenses for fiscal 2005 were $6.9 million, representing an increase of approximately $158,000, or 2%, compared to $6.7 million for fiscal 2004.

Depreciation and amortization expense remained relatively constant for fiscal 2005 as compared to fiscal 2004.

Other expenses decreased $196,000 or 46%, primarily due to a increase in interest income of $191,000, along with a decrease in interest expense of $127,000, partially offset by an increase in amortization of deferred financing expenses of approximately $122,000.

Operating loss for fiscal 2005 was $1.9 million compared to $2.3 million for fiscal 2004, a decrease of 17%. The decrease in net losses is primarily attributable to an increase in gross margin, offset by an increase in SG&A expenses.

Net loss from continuing operations increased to $2.2 million in fiscal 2005 from $1.7 million in fiscal 2004. The lower net loss from continuing operations in 2004 was due to an income tax benefit of $1.0 million.

Our effective tax rate for fiscal 2005 is less than 1%. Taxes from the sale of a subsidiary in 2004 were mostly offset in the Company's overall tax provision.

Net loss in fiscal 2005 was $2.2 million compared to $166,000 in fiscal 2004. In fiscal 2004, we incurred a loss from continuing operations, net of tax benefit of $1.0 million. In fiscal 2004, we also incurred a net gain, net of taxes from discontinued operations of $1.6 million resulting from the sale of our propane operation.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency of approximately $432,000 at June 30, 2006. Our principal sources of working capital have been the proceeds from public and private placements of securities, primarily consisting of convertible debentures and notes payable. For the year ended June 30, 2006, sales of securities, including the proceeds from the exercise of outstanding options and warrants, have generated approximately $4.9 million, less applicable expenses.

As of March 31, 2007, the Company had a cash balance of approximately $1,208,000, of which approximately $579,000 represents an obligation for funds received in advance under the pre-purchase fuel program. At March 31, 2007, the Company had available borrowings through its credit line facility of approximately $942,000. In order to meet our liquidity requirements, the Company is negotiating a second mortgage on our oil terminal located on Route 46 in Rockaway, New Jersey, through which the Company believes it may borrow an additional $750,000.

On July 5, 2006, the Company closed a Securities Purchase Agreement entered into on June 30, 2006 whereby it sold a $1,000,000 convertible term note to Laurus Master Fund, Ltd. ("Laurus"). The Company paid fees of $49,000 to Laurus and received net proceeds of $951,000, of which $905,000 was advanced in the form of a note to All American. The Company incurred escrow fees of $1,500, which in the aggregate will be capitalized as deferred financing costs and amortized on a straight-line basis over the three year term of the convertible term note. The Company will pay interest on the note monthly in arrears commencing on August 1, 2006 at a rate equal to the prime rate published in the Wall Street Journal plus two percent (2.0%), calculated as of the last business day of the calendar month. Amortizing payments of the principal amount of the note shall be made by the Company commencing on June 30, 2007 and on the first business day of each succeeding month thereafter in the amount of $27,778 through the maturity date of the note on June 30, 2009.

The note is convertible at the option of Laurus into shares of the Company's common stock, at an initial fixed conversion price of $6.50 per share. The conversion rate of the note is subject to certain adjustments and limitations as set forth in the note. In connection with Laurus' purchase of the note, the Company granted Laurus a warrant exercisable through June 30, 2011 to purchase 160,000 shares of the Company's common stock at a price of $5.57 per share, subject to the adjustments and limitations set forth in the warrant.

The Company agreed that within sixty (60) days from the date of issuance of the note and warrant that it would file a registration statement with the Securities and Exchange Commission covering the resale of the shares of the Company's stock issuable upon conversion of the note and the exercise of the warrant. This registration statement would also cover any additional shares of stock issuable to Laurus as a result of any adjustment to the fixed conversion price of the note or the exercise price of the warrant.

The Company's obligations to Laurus under the Securities Purchase Agreement, the note and other related agreements are guaranteed by the following subsidiaries of the Company: Able Oil Co.; Able Propane Co, LLC; Able Energy New York, Inc.; Able Oil Melbourne, Inc.; Able Energy Terminal, Inc.; Priceenergy.com, Inc.; and, Priceenergy.com Franchising, LLC.

On July 5, 2006, the Company loaned to All American the sum of $905,000 from the $1 million the Company received for the sale of the note to Laurus. All American loaned the $905,000 received from Able to CCIG, (a 70% owned subsidiary of all American), who utilized such funds toward the development and operation of a project operated by CCIG's subsidiary, Beach Properties Barbuda Limited ("BPBL"). Mr. Frank Nocito, an officer and a stockholder and Mr. Stephen Chalk, a director, have each provided a personal guarantee of up to $425,000 each, in connection with this financing.

On January 10, 2007 the Company received from Laurus a notice of a claim of default. Laurus claimed default under section 4.1(a) of the Term Note as a result of non-payment of interest and fees in the amount of $8,826 that was due on January 5, 2007, and a default under sections 6.17 and 6.18 of the Securities Purchase Agreement for "failure to use best efforts (i) to cause CCIG to provide Laurus on an ongoing basis with evidence that any and all obligations in respect of accounts payable of the project operated by BPBL, have been met; and (ii) cause CCIG to provide within 15 days after the end of each calendar month, unaudited/internal financial statements (balance sheet, statements of income and cash flow) of the Beach House and evidence that BPBL and the Beach House are current in all of their ongoing operational needs." In connection with the claim of default, Laurus claimed an acceleration of maturity of the principal amount of the note of $1,000,000 and approximately $154,000 default payment ("Default Payment") as well as accrued interest and fees of approximately $12,000.

The aforementioned interest and fees were paid by the Company on January 11, 2007. Further, the Company has used its best efforts to cause CCIG to provide reports and information to Laurus as provided for in the securities purchase agreement. On March 7, 2007, Laurus notified the Company that, it waived the event of default and that Laurus had waived the requirement for the Company to make the Default Payment. CCIG has informed the Company that they have initiated a legal proceeding in Antigua against Laurus. Among the subjects of that proceeding are the validity and enforceability of agreements that the holder is now seeking to have the Company use its best efforts to have CCIG comply with. Further, the pending proceeding is a material intervening event that now supersedes the Company's best efforts as to these obligations since the matter has been submitted to the courts.

Moreover, the court in that legal proceeding has issued a temporary restraining order precluding the holder from enforcing its remedies under those agreements with CCIG and its subsidiaries. Although the Company is not a party to the proceeding and not specifically bound by the temporary restraining order, it is the Company's position that it should not take any action with regard to the agreements between Laurus and CCIG while the proceeding is pending and the temporary restraining order is in effect.

On August 8, 2006, the Company issued $2,000,000 of convertible debentures to certain investors. The convertible debentures are convertible into shares of the Company's common stock at a conversion price of $6.00 per share, which was the market value of the Company's common stock on the date of issuance. The Company received net proceeds of $1,715,000 and incurred expenses of legal fees of $40,000, broker fees of $140,000 in connection with this financing that will be charged to deferred issuance costs and amortized on a straight-line basis over the two year term of the convertible debenture. The debentures bear interest at the greater of either LIBOR plus 6.0%, or 12.5%, per annum, and such interest is payable quarterly to the holder either in cash or in additional convertible debentures.

The investors also were issued 333,333, 166,667 and 172,667 five-year warrants to purchase additional shares of the Company's common stock at $4.00, $6.00 and $7.00 per share, respectively.

Upon consummation by the Company of the business combination transaction with All American, the Company may redeem the convertible debentures at a price of 120% of the face amount, plus any accrued but unpaid interest and any unpaid liquidated damages or under certain conditions, the Company may redeem the amount at 120% of the face amount in cash, or redeem through the issuance of shares of common stock at the lower of the existing conversion price or 90% of the volume weighted average price, as stipulated in the agreement.

At any time, the holder may convert the convertible debenture into shares of common stock at a conversion price of $6.00 per share, or into 333,333 shares of common stock which represents a conversion at the face value of the convertible debenture. These warrants were valued at $3,143,000, using the Black-Scholes model, applying an interest rate of 4.85%, volatility of 98.4% dividends of 0% and a term of five years. The Company has recorded a debt discount related to the value of the beneficial conversion feature of the convertible term note of $723,270 which is amortizable on the interest method over the two year term of the debenture. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5") and EITF 00-27, "Application of Issue NO. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), on a relative fair value basis, the warrants were recorded at a value of approximately $1,137,000. The conversion feature, utilizing an effective conversion price and market price of the common stock on the date of issuance of $2.00 and $6.00, per share, respectively, was valued at approximately $1,333,000 which was then limited to $723,000, the remaining undiscounted value of the proceeds from the convertible term note. Accordingly, the Company has recorded a debt discount related to the warrants of $1,137,000, the beneficial conversion feature of the convertible term note of $723,000 and for issuance costs paid to the issuer of $140,000, which amounts are amortizable utilizing the interest method over the two year term of the convertible term note.

The Company had agreed to file a registration statement within forty-five days which was September 22, 2006, covering the resale of the shares of common stock underlying the convertible debentures and warrants issued to the investors, and by October 15, 2006, to have such registration statement declared effective. The registration rights agreement with the investors provides for partial liquidated damages in the case that these registration requirements are not met. From the date of violation, the Company is obligated to pay liquidated damages of 2.0% per month of the outstanding amount of the convertible debentures, up to a total obligation of 24.0% of such obligation. The Company has not yet filed a registration statement regarding these securities. Accordingly, through March 31, 2007, the Company has incurred a liquidated damages obligation of approximately $250,000, none of which has been paid. The Company is obligated to pay 18.0% interest per annum on any liquidated damages amount not paid in full within 7 (seven) days. As of March 31, 2007, the Company is not able to file a registration statement and the holder has not yet waived its rights under this agreement. However, the Company as of March 31, 2007 has not received a notice of default regarding these matters. EITF 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 05-4"), view (C) allows Able to account for the value of the warrants as equity and separately record the fair value of the registration right as a derivative liability. Accordingly, in determining whether the transaction was recorded properly, Able followed view
(C) to measure the amount of the registration rights derivative liability. Unless these liquidated damages are cured, the incurred liquidated damages and an estimate of future amount will be accounted for as a derivative liability by the Company.

The investors may elect to participate in up to 50% of any subsequent financing of the Company by providing written notice of intention to the Company.

The obligations of the Company in this financing transaction are secured by a first mortgage on certain property owned by the Company in Warrensburg, New York, a pledge of certain rights the Company has in securities of CCIG, guarantees by the Company's subsidiaries and liens on certain other property.

On September 8, 2006, the Company entered into a five year lease, treated as a capital lease, for five new oil delivery trucks, that were delivered during December 2006, for an aggregate purchase price of approximately $506,000.

On December 13, 2006, the Company purchased the assets of its Horsham franchise from Able Oil Montgomery, Inc., a non- related party, for $764,175. Able Oil Montgomery is a full service retail fuel oil and service company located in Horsham, Pennsylvania. Pursuant to the agreement, the Company paid cash at closing of $128,000, issued a 5 year note payable bearing interest at a rate of 7% per annum in the amount of $345,615 and forgave an amount of $290,560 due from the seller to the Company. Separately, the seller paid to the Company $237,359 for monies collected in advance by Able Oil Montgomery from its customers.

On March 20, 2007, the Company entered into a credit card receivable advance agreement with Credit Cash, LLC ("Credit Cash") whereby Credit Cash agreed to loan the Company $1.2 million. The loan is secured by the Company's existing and future credit card collections.

Terms of the loan call for a repayment of $1,284,000, which includes the finance charge of $84,000, over a seven-month period. This will be accomplished through Credit Cash withholding 18% of Credit Card collections of Able Oil Company and 10% of Credit Card collections of PriceEnergy.com, Inc. over the seven-month period beginning March 21, 2007. There are certain provisions in the agreement which allows Credit Case to increase the withholding, if the amount withheld by Credit Case over the seven-month period is not sufficient to satisfy the required repayment of $1,284,000.

In May 2005, we entered into a $1,750,000 line of credit agreement with Entrepreneur Growth Capital, LLC. The line is collateralized by certain eligible accounts receivable and inventories. Outstanding balances under the loan bear interest at an annual rate equal to the Citibank's Prime rate plus 4%. As of June 30, 2006 and March 31, 2007, approximately $1,230,000 and $708,000 was outstanding and approximately $520,000 and $942,000 was available under this credit line, respectively.

On July 12, 2005, the Company consummated a financing with a group of lenders. Pursuant to the terms of a Securities Purchase Agreement, the Company sold variable rate convertible debentures in the amount of $2.5 million. The convertible debentures shall be repaid within two years from the date of issuance with interest payable at a rate per annum equal to Libor (which on July 12, 2005 was 3.57%) plus 4%. The interest is payable quarterly on the first of January, April, July, and October. The convertible debentures may be converted at the option of the purchasers into shares of the Company's Common Stock at a conversion price of $6.50 per share. The amount of shares to be issued at such conversion would be 384,618. In addition, the purchasers shall have the right to receive five-year warrants to purchase 192,308 shares of common stock at an exercise price of $7.15 per share. The market value of the Company's common stock on July 12, 2005 was $17.90 per share. Deferred financing costs expenses related to this transaction totaled $315,000, including a $250,000 broker fee and $65,000 in various legal expenses.

The Company allocated the proceeds from the issuance of the convertible debentures and warrants based on their respective fair values and included $900,000 in additional paid-in capital related to the warrants. In addition, the conversion feature of the Convertible Debentures is characterized as a beneficial conversion feature. Pursuant to EITF 00-27, the Company determined that the value of the beneficial conversion feature is $1,600,000. Accordingly, the Company has discounted the balance of the convertible debentures as of the date of issuance and included $1,600,000 in additional paid-in capital. The beneficial conversion feature is amortized from the date of issuance to the earlier of the stated redemption date of July 12, 2007, or the conversion date. During the year ended June 30, 2006, $2,367,500 of the debentures plus accrued interest of $49,563 was converted into 371,856 shares of the Company's common stock. The amortization of debt discounts and deferred financing costs related to the convertible debentures for the year ended June 30, 2006 was $2,429,032 and $349,831, respectively.

The Company also originally granted to the purchasers who acquired the convertible debentures an additional investment right exercisable, for a period of eighteen months from the original investment date of July 18, 2005, to purchase units consisting of convertible debentures in the aggregate amount of up to $15,000,000 (the "Additional Debentures") and common stock purchase warrants equal to 50% of the face amount of such Additional Debentures (the "Additional Warrants"). Upon exercise of the additional investment right, the Additional Debentures are convertible into and the Additional Warrants could be exercised for unregistered, restricted shares of the Company's common stock.

As part of a negotiated amendment of the purchase agreement, subsequently on November 16, 2005, the Purchase Agreement was amended to issue the purchasers a series of warrants (the "New Warrants") with an exercise price of $7.50 per share and the rights of the Company and the purchasers relating to the Additional Debentures and Additional Warrants were eliminated. In the aggregate, the New Warrants permit the holders to acquire up to 5.25 million shares of the Company's common stock upon proper exercise. Notwithstanding the foregoing, until the required stockholder approvals are obtained, the purchasers have agreed not to convert any convertible debentures and the company has the right not to honor any request to convert or exercise any Additional Warrants or New Warrants which in the aggregate would involve the issuance of a number of shares that would exceed 19.999% of the total number of shares of the Company's common stock outstanding on the trading day prior to the date of the purchase agreement. As of June 30, 2006, 110,000 warrants were exercised at price of $7.50 per share for total proceeds of $825,000.

On July 27, 2005, the Company made a loan of $1,730,000 to All American as evidenced by a promissory note. The funds were disbursed from the financing proceeds of $2.5 million described above. Under the note, the amount bears interest at 3.5% per annum and is secured by the 1,000,000 shares of Able Energy, Inc. common stock owned by All American. The interest rate was subsequently changed on May 11, 2006 to reflect the current market rate of approximately 9.5%.

Our net loss for the year ended June 30, 2006 was approximately $6,242,000, including non-cash charges totaling approximately $4,516,000. The Company has been funding its operations through an asset-based line of credit, the issuance of convertible debentures and the proceeds from the exercise of options and warrants. The Company will need some combination of the collection of All American notes receivable, new financing, restructuring of existing financing, improved receivable collections and/or improved operating results in order to maintain adequate liquidity over the course of this 2007 fiscal year.

The Company is pursuing other lines of business, which include expansion of its current commercial business into other products and services such as bio-diesel, solar energy, and other energy related home services. The Company is also evaluating all of its business segments for cost reductions, consolidation of facilities and efficiency improvements. There can be no assurance that we will be successful in our efforts to enhance our liquidity situation.

The consolidated financial statements included elsewhere in this filing have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from continuing operations during the years ended June 30, 2006, 2005 and 2004 of $6,242,000, $2,180,000 and $1,733,000, respectively. Net cash used in operations during the years ended June 30, 2006 and 2005 was $1,712,000 and $374,000 respectively. At June 30,
2006, the Company has a working capital deficiency of $432,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements included elsewhere in this filing do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

On June 1, 2005, All American completed a financing that, if the acquisition of All American is consummated, may impact the Company. Pursuant to the terms of the Securities Purchase Agreement (the "Agreement") among All American and certain purchasers ("Purchasers"), the Purchasers loaned All American an aggregate of $5,000,000, evidenced by Secured Debentures dated June 1, 2005 (the "Debentures"). The Debentures are due and payable on June 1, 2007, subject to the occurrence of an event of default, with interest payable at the rate per annum equal to LIBOR for the applicable interest period, plus 4% payable on a quarterly basis on April 1st, July 1st, October 1st and January 1st, beginning on the first such date after the date of issuance of the Debentures. Upon the acquisition of All American and the Company's board approving the transfer of the debt that would also require the transfer of additional assets into All American as consideration for the Company to assume the debt, then the Debentures are convertible into shares of our common stock at a conversion rate of the lesser of (i) the purchase price paid by us for each share of All American common stock in the acquisition, or (ii) $3.00, subject to further adjustment as set forth in the agreement.

The loan is secured by real estate property owned by All American in Pennsylvania and New Hampshire. Pursuant to the Agreement, these Debentures are in default, as All American has not completed the merger with the Company prior to the expiration of the 12-month anniversary of the Agreement. Pursuant to the Additional Investment Right (the "AIR Agreement") among All American and the Purchasers, the Purchasers may loan All American up to an additional $5,000,000 of secured convertible debentures on the same terms and conditions as the initial $5,000,000 loan, except that the conversion price will be $4.00.

If the Company consummates the acquisition of All American, upon such consummation, the Company will assume the obligations of All American under the Agreement, the Debentures and the AIR Agreement through the execution of a Securities Assumption, Amendment and Issuance Agreement, Registration Rights Agreement, Common Stock Purchase Warrant Agreement and Variable Rate Secured Convertible Debenture Agreement, each between the Purchasers and the Company (the "Able Energy Transaction Documents"). Such documents provide that All American shall cause the real estate collateral to continue to secure the loan, until the earlier of full repayment of the loan upon expiration of the Debentures or conversion by the Purchasers of the Debentures into shares of our common stock at a conversion rate of the lesser of (i) the purchase price paid by us for each share of All American common stock in the acquisition, or (ii) $3.00, (the "Conversion Price"), subject to further adjustment as set forth in the Able Energy Transaction Documents. However, the Conversion Price with respect to the AIR Agreement shall be $4.00. In addition, the Purchasers shall have the right to receive five-year warrants to purchase 2,500,000 of our common stock at an exercise price of $3.75 per share. Pursuant to the Able Energy Transaction Documents, the Company shall also have an optional redemption right (which right shall be mandatory upon the occurrence of an event of default) to repurchase all of the Debentures for 125% of the face amount of the Debentures plus all accrued and outstanding interest, as well as a right to repurchase all of the Debentures in the event of the consummation of a new financing in which the Company sells securities at a purchase price that is below the Conversion Price. It is currently contemplated that if the Able/All American transaction is consummated, the stockholders of All American will escrow a sufficient number of shares to satisfy the conversion of the $5,000,000 in outstanding Debentures full.

On May 19, 2006, the Company entered into a letter of agreement with Manns Haggerskjold of North America Ltd. ("Manns"), for a bridge loan to the Company in the amount of $35,000,000 and a possible loan in the amount $1.5 million based upon the business combination with All American ("Manns Agreement"). The terms of the letter of interest provided for the payment of a commitment fee of $750,000, which was non-refundable to cover the due-diligence cost incurred by Manns. On June 23, 2006, the Company advanced to Manns $125,000 toward the Manns Agreement due diligence fee. During the period July 7 through November 17, the Company advanced an additional $590,000 toward the Manns Agreement due diligence fee.

During August 2006, the Company received the Formal Order from the SEC. Thereafter, the Company and Manns agreed that the commitment to fund being sought under the Manns Agreement would be issued to All American, since the stockholders had approved an acquisition of All American by Able and since the collateral for the financing by Mann would be collateralized by real estate owned by All American. Accordingly, on September 22, 2006, All American agreed that in the event Manns funds a credit facility to All American rather than the Company, upon such funds being received by All American, it will immediately reimburse the Company for all expenses incurred and all fees paid to Manns in connection with the proposed credit facility from Manns to the Company.

The Company must also bring current each of its SEC filings as part of a plan to raise additional capital. In addition to the filing of this Form 10-K for the year ended June 30, 2006, the Company must also complete and file its Form 10-Q's for the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007.

There can be no assurance that the financing or the cost saving measures as identified above will be satisfactory in addressing the short-term liquidity needs of the Company. In the event that these plans can not be effectively realized, there can be no assurance that the Company will be able to continue as a going concern.

CONTRACTUAL OBLIGATIONS

The following schedule summarizes our contractual obligations as of June 30, 2006 in the periods indicated.

                                                Payments Due by Period
                            ---------------------------------------------------------------
                                           Less than                              More than
Contractual Obligations        Total        1 year      1-3 years    3-5 years     5 years
-------------------------   -----------   ----------   ----------   ----------   ----------
Long-Term Debt              $ 4,547,128   $1,369,953   $  168,082    $151,020    $2,857,073
Capital Lease Obligations       959,458      314,145      529,342     115,971            --
Operating Leases                639,837      263,293      376,545          --            --
Unconditional Purchase
   Obligations                4,296,570    4,296,570           --          --            --
                            -----------   ----------   ----------    --------    ----------
Total Contractual Cash
   Obligations              $10,441,993   $6,243,961   $1,073,969    $266,991    $2,857,073
                            ===========   ==========   ==========    ========    ==========

Excluded from the table above is estimated interest payments on long term debt and capital lease obligations of approximately $279,845, $449,593, $372,732 and $2,031,098 for the periods less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively. In addition, excluded from above are unconditional purchase obligations of $1,680,210 that the Company entered into subsequent to June 30, 2006.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------------------------------------------------

DELINQUENT TAX FILINGS
For the year ended June 30, 2006, the Company has acknowledged that it has not yet filed certain payroll and SEC filings, on behalf of certain officers, related to the compensation earned upon the exercise of stock options, events which may subject the Company to additional payroll related liabilities, the amounts of which cannot be determined at this time. The Company has not yet made such required filings.

LOSS ON SUBSEQUENT FUTURE CONTRACTS
During the period from July 28, 2006 to August 15, 2006 the Company entered into futures contracts for #2 heating oil to hedge a portion of its forecasted heating season requirements. The Company purchased 40 contracts through a broker for a total of 1,680,000 gallons of #2 heating oil at an average call price of $2.20 per gallon. Due to warmer than average temperatures through the heating season as of March 31, 2007, the Company has experienced a substantial drop in fuel consumption and price, resulting in a loss on these contracts.

Through March 31, 2007, the Company has deposited a total of $923,017 in margin requirements with the broker and has realized a loss of $923,017 on 40 closed contracts representing 1,680,000 gallons.

PURCHASE OF HORSHAM
On December 13, 2006, the Company purchased the assets of its Horsham franchise from Able Oil Montgomery, Inc., a non- related party, for $764,175. Able Oil Montgomery is a full service retail fuel oil and service company located in Horsham, Pennsylvania. Pursuant to the agreement, the Company paid cash at closing of $128,000, issued a 5 year note payable bearing interest at a rate of 7% per annum in the amount of $345,615 and forgave an amount of $290,560 due from the seller to the Company. Separately, the seller paid to the Company $237,359 for monies collected in advance by Able Oil Montgomery from its customers.

BIO-DIESEL JOINT VENTURE
On August 9, 2006, the Company entered into a joint venture agreement with BioEnergy of America, Inc. ("BEA"), a privately-held Delaware corporation, for the purpose of producing biodiesel fuel using BEA's exclusive production process at plants to be constructed at truck stop plazas, home heating depots and terminals used to house petroleum products for distribution or resale. The joint venture will operate through USA Biodiesel LLC ("USA"), a New Jersey limited liability company in which the Company and BEA will each have a 50% membership interest. Each plant, when fully operational, will produce approximately 15 million gallons of biodiesel fuel per year. USA will pay all of the operating, production and processing expenses for each plant, including an annual use fee to the Company for use of the plant in the amount of $258,000, payable quarterly, commencing ninety days after the plant is fully operational. USA will operate the plants and the Company shall have the exclusive right to purchase all bio-diesel fuel produced at the plants.

The Company's initial contribution to USA will be: (i) the costs of construction of each of the plants (estimated to be $1.5 million each) and related equipment necessary for operating the plants, all of which, after construction of the plants shall be owned by the Company; (ii) initial capital by means of a loan to USA for funding the operations of USA; (iii) the facilities at which the plants are to be constructed; and (iv) office facilities and access to office technology for the Company. BEA's initial contribution to USA will be: (i) the license design, engineering plans and technology and related costs and expenses necessary to construct and operate the plants at the facilities; (ii) access to equipment supplier purchase agreements for equipment for the plants;

(iii) access to soy oil, methanol and other material purchasing agreements; (iv) for each plant constructed, six months of training consisting of three months during the construction of each of the plants and three months during initial full production; and (v) exclusive territorial rights to the manufacturing process to be used at the plants. There were no costs incurred by the Company through March 31, 2007.

SEASONALITY
The Company's operations are subject to seasonal fluctuations, with a majority of the Company's business occurring in the late fall and winter months. Approximately 60% to 65% of the Company's revenues are earned and received from October through March; most of such revenues are derived from the sale of home heating products, primarily #2 home heating oil. However, the seasonality of the Company's business is offset, in part, by an increase in revenues from the sale of HVAC products and services, diesel and gasoline fuels during the spring and summer months due to the increased use of automobiles and construction apparatus.

From May through September, Able Oil can experience considerable reduction of retail heating oil sales. Similarly, Able NY's propane operations can experience up to an 80% decrease in heating related propane sales during the months of April to September, which is offset somewhat by increased sales of propane gas used for pool heating, heating of domestic hot water in homes and fuel for outdoor cooking equipment.

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

FUTURE OPERATING RESULTS
Future operating results, which reflect management's current expectations, may be impacted by a number of factors that could cause actual results to differ materially from those stated herein. These factors include worldwide economic and political conditions, terrorist activities, industry specific factors, and governmental agencies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the period from July 28, 2006 to August 15, 2006 the Company entered into futures contracts for #2 heating oil to hedge a portion of its forecasted heating season requirements. The Company purchased 40 contracts through a broker for a total of 1,680,000 gallons of #2 heating oil at an average call price of $2.20 per gallon. Due to warmer than average temperatures through the heating season as of March 31, 2007, the Company has experienced a substantial drop in fuel consumption and price, resulting in a loss on these contracts.

Through March 31, 2007, the Company has deposited a total of $923,017 in margin requirements with the broker and has realized a loss of $923,017 on 40 closed contracts representing 1,680,000 gallons.

The Company is obligated to purchase # 2 Heating Oil under various contracts with its suppliers. As of June 30, 2006, total open commitments under these contracts are approximately $4,297,000 and expire on various dates through the end of April 2007.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet financing arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the related notes thereto called for by this item appear under the caption "Consolidated Financial Statements" beginning on page F-1 attached hereto of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date.

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer (or those persons acting in such capacity) and several other members of the Company's senior management at June 30, 2006. Based on this evaluation, and as noted below, the Company's Acting Chief Executive Officer and Acting Chief Financial Officer concluded that as of June 30, 2006, the Company's disclosure controls and procedures were not effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

During the first quarter of the 2006 fiscal year (for the quarter ended September 30, 2005), management identified a material weakness in the Company's disclosure controls and procedures regarding the Company's failure to timely disclose a loan made to an executive officer in connection with an exercise of such officer's stock options in contravention of Section 402 of the Sarbanes-Oxley Act of 2002. The Company has since improved the process designed to prevent such loans to officers or insiders of the Company by creating a separate disclosure committee which is charged with the duty of reporting directly to the Audit Committee of the Company's Board of Directors and is responsible for reviewing each of the Company's quarterly and annual report filings. In addition, the Company's Board of Directors has appointed the Acting Chief Executive Officer as the disclosure monitor in connection with the Company's newly adopted disclosure controls and procedures guidelines, and, as part of the duties of such disclosure monitor shall include the prior notification to outside counsel of all actions contemplated by the Company or the Board to be implemented in connection with the approval or grant of any stock options to executive officers or insiders to the Company or the exercise of any options previously granted to any past or current executive officer or insider. The review process includes, but is not limited to, a discussion of significant, non-routine items affecting the Company and the related classification in relation to accounting treatment and financial reporting.

During the quarter ended December 31, 2006, the Company, in conjunction with its current and former independent registered public accounting firm, identified the requirement to restate consolidated financial results for the year ended June 30, 2005 and file an Amended Form 10-K for that year. The adjustments requiring the restatement relate to (1) the amortization of customer lists; (2) the deferral of revenue recognition associated with certain service contracts; (3) the classification of certain property and equipment; (4) a sub-ledger reconciliation difference for accounts receivable; (5) the improper accrual of audit fees; and (6) the issuance and cancellation of common stock associated with the performance of a third party under a consulting agreement. The Company filed a Form 8-K, Item 4.02, on December 26, 2006. In connection with the restatement, under the direction of its Chief Executive Officer and Chief Financial Officer, the Company has re-evaluated its disclosure controls and procedures and identified the following material weaknesses which existed at the time of the filing of the original 2005 Annual Report: (1) insufficient accounting expertise to apply United States generally accepted accounting principles and (2) inadequate segregation of duties, including insufficient supervision and review of the accounting staff work. As a result of the weaknesses, the Company concluded that its disclosure controls were not effective as of June 30, 2006. On June 23, 2006, the Company's Chief Financial Officer resigned. As of March 31, 2007, the acting Chief Executive Officer and the acting Chief Financial Officer have determined that that the Company does not have sufficient accounting expertise in the accounting department, nor an adequate number of personnel to address the complex issues associated with the Company's financing transactions and reporting disclosures. The Company has engaged a third party consultant to assist the Company with fulfilling its financial reporting responsibilities.

(b) Changes in Disclosure Controls and Procedures. The Company has taken action to correct these weaknesses in order to assist the Acting Chief Executive Officer and Acting Chief Financial Officer in their respective duties, the Company has hired an independent consulting firm with experience in public company disclosure requirements to assist such officers in their respective duties during the review, preparation and disclosures required in SEC rules and regulations.

ITEM 9B. OTHER INFORMATION

On July 5, 2006, the Company received $1,000,000 from Laurus Master Fund Ltd. ("Laurus") in connection with the issuance of a convertible term note. Of the proceeds received from Laurus in connection with the issuance of a convertible term note, the Company loaned $905,000 to All American in exchange for a note receivable. All American used such proceeds to acquire 80% of the outstanding stock of CCIG pursuant to a Share Exchange Agreement. The Company received from Laurus a notice of a claim of default dated January 10, 2007. Laurus claims default under section 4.1(a) of the Term Note as a result of non-payment of interest and fees in the amount of $8,826 that was due on January 5, 2007, and a default under sections 6.17 and 6.18 of the securities purchase agreement for "failure to use best efforts (i) to cause CCIG to provide Holder on an ongoing basis with evidence that any and all obligations in respect of accounts payable of the project operated by CCIG's subsidiary, Beach Properties Barbuda Limited ("BPBL"), have been met; and (ii) cause CCIG to provide within 15 days after the end of each calendar month, unaudited/internal financial statements (balance sheet, statements of income and cash flow) of the Beach House and evidence that BPBL and the Beach House are current in all of their ongoing operational needs".

The aforementioned interest and fees were paid by the Company on January 11, 2007. Further, the Company has used its best efforts to cause CCIG to provide reports and information to Laurus as provided for in the securities purchase agreement. CCIG has informed the Company that it has initiated a legal proceeding in Antigua against Laurus. Among the subjects of that proceeding are the validity and enforceability of agreements that the holder is now seeking to have Company use its best efforts to have CCIG comply with. Further, the pending proceeding is a material intervening event that now supersedes the Company's best efforts as to these obligations since the matter has been submitted to the courts in the proper venue. The issues raised by the holder in its notice are now part of the issues before the court in that legal proceeding.

Moreover, the court in that legal proceeding has issued a temporary restraining order precluding the holder from enforcing its remedies under those agreements with CCIG and its subsidiaries. Although the Company is not a party to the proceeding and not specifically bound by the temporary restraining order, its is the Company's position that it should not take any action with regards to the agreements between the holder and CCIG while the proceeding is pending and the temporary restraining order is in effect.

In connection with the claim of default, Laurus claims an acceleration of maturity of the principal amount of the Note of $1,000,000 and approximately $154,000 in default payment ("Default Payment") as well as accrued interest and fees of approximately $12,000. On March 7, 2007, Laurus notified the Company that, it waived the event of default and that Laurus had waived the requirement for the Company to make the Default Payment.

This 2006 Annual Report on Form 10-K and our Form 10-Q's for the quarters ended September 30, 2006 and December 31, 2006 will be filed beyond the applicable filing deadlines.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                               For the Years Ended
                             June 30, 2006 and 2005

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm -
   Marcum & Kliegman LLP                                                    F-2

Report of Independent Registered Public Accounting Firm -
   Simontacchi & Company, LLP                                               F-3

Consolidated Balance Sheets as of June 30, 2006 and 2005                    F-4

Consolidated Statements of Operations for the Years Ended June 30, 2006,
   2005 and 2004                                                            F-5

Consolidated Statements of Stockholders' Equity for the Years Ended
   June 30, 2006, 2005 and 2004                                             F-6

Consolidated Statements of Cash Flows for the Years Ended June 30, 2006,
   2005 and 2004                                                            F-7,
                                                                            F-8

Notes to Consolidated Financial Statements                                  F-9
                                                                           F-40

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Stockholders and Board of Directors
Able Energy, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Able Energy, Inc. and Subsidiaries (the "Company") as of June 30, 2006 and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Able Energy, Inc. and Subsidiaries as of June 30, 2006, and the consolidated results of their operations and their cash flows for the year then ended in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 2, the Company has incurred losses from continuing operations of approximately $6,242,000, $2,180,000 and $1,733,000 during the years ended June 30, 2006, 2005 and 2004, respectively. In addition, the Company has used cash from operations of approximately $1,712,000 for the year ended June 30, 2006 and has a working capital deficiency of approximately $432,000 at June 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 24 to the consolidated financial statements, on September 7, 2006, the Company received a copy of a Formal Order of Private Investigation ("Formal Order") from the Securities and Exchange Commission (the "SEC") pursuant to which the Company, certain of its officers and a director were served with subpoenas requesting certain documents and information. The Formal Order authorizes an investigation of possible violations of the anti-fraud provisions of the federal securities laws with respect to the offer, purchase and sale of the Company's securities and the Company's disclosures or failures to disclose material information. The scope, focus and subject matter of the SEC investigation may change from time to time and the Company may be unaware of matters under consideration by the SEC. The Company has produced and continues to produce responsive documents and intends to continue cooperating with the SEC in its investigation. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Marcum & Kliegman LLP
New York, NY
April 4, 2007

To The Board of Directors
Able Energy, Inc.
Rockaway, New Jersey 07866

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited the accompanying consolidated balance sheet of Able Energy, Inc. and subsidiaries as of June 30, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Able Energy, Inc. and Subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

Simontacchi & Company, LLP
Rockaway, New Jersey

September 14, 2005, except for the restatement discussed in Note 2 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company's 2005 Annual Report on Form 10-K/A, as to which the date is April 4, 2007.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              June 30,
                                                                      --------------------------
                                                                          2006           2005
                                                                      --------------------------
ASSETS

Current Assets:
   Cash                                                               $  2,144,729   $ 1,754,318
   Accounts receivable, net of allowance for doubtful accounts of
      $462,086 and $238,049 at June 30, 2006 and 2005, respectively      3,414,894     2,822,270
   Inventories                                                             675,987       726,987
   Notes receivable - current portion                                      400,579       263,559
   Prepaid expenses and other current assets                               528,788       533,330
                                                                      ------------   -----------
      Total Current Assets                                               7,164,977     6,100,464

Property and equipment, net                                              4,414,051     4,284,147
Notes receivable - less current portion                                    725,000     1,118,702
Intangible assets, net                                                     326,658       518,381
Deferred financing costs, net                                              150,264       357,246
Prepaid acquisition costs                                                  225,000            --
Security deposits                                                           84,918        54,918
                                                                      ------------   -----------
      Total Assets                                                    $ 13,090,868   $12,433,858
                                                                      ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Line of credit                                                     $  1,231,640   $ 1,015,468
   Notes payable, current portion                                           76,181        71,381
   Note payable - related party                                                 --       500,000
   Capital leases payable, current portion                                 314,145       262,690
   Convertible debentures, net of unamortized debt discount
      of $70,368                                                            62,132            --
   Accounts payable and accrued expenses                                 2,298,937     2,269,869
   Customer pre-purchase payments                                        3,336,833     2,457,384
   Unearned revenue                                                        277,426       276,297
                                                                      ------------   -----------
      Total Current Liabilities                                          7,597,294     6,853,089
                                                                      ------------   -----------

Notes payable, less current portion                                      3,176,175     3,252,333
Capital leases payable, less current portion                               645,313       713,708
                                                                      ------------   -----------
      Total Long-Term Liabilities                                        3,821,488     3,966,041
                                                                      ------------   -----------
      Total Liabilities                                                 11,418,782    10,819,130
                                                                      ------------   -----------
COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
   Preferred stock; par value $.001; authorized 10,000,000 shares;
      issued - none                                                             --            --
   Common stock; $.001 par value; 10,000,000 shares authorized;
      3,128,923 and 2,314,463 shares issued and outstanding at
      June 30, 2006 and 2005, respectively                                   3,129         2,314
   Additional paid-in capital                                           14,812,723     6,409,816
   Accumulated deficit                                                 (11,038,961)   (4,797,402)
   Notes and loan receivable - related parties                          (2,104,805)           --
                                                                      ------------   -----------
      Total Stockholders' Equity                                         1,672,086     1,614,728
                                                                      ------------   -----------
      Total Liabilities and Stockholders' Equity                      $ 13,090,868   $12,433,858
                                                                      ============   ===========

          See accompanying notes to consolidated financial statements.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  For the Years Ended June 30,
                                                           ---------------------------------------
                                                               2006          2005          2004
                                                           -----------   -----------   -----------
Net sales                                                  $75,093,104   $61,872,623   $42,847,123
Cost of sales (exclusive of depreciation and
   amortization shown separately below)                     67,625,209    55,722,153    37,267,469
                                                           -----------   -----------   -----------
      Gross profit                                           7,467,895     6,150,470     5,579,654
                                                           -----------   -----------   -----------
Operating expenses:
   Selling, general and administrative                       9,569,822     6,853,582     6,695,559
   Depreciation and amortization                               755,700     1,225,197     1,194,958
                                                           -----------   -----------   -----------
      Total operating expenses                              10,325,522     8,078,779     7,890,517
                                                           -----------   -----------   -----------
Loss from operations                                        (2,857,627)   (1,928,309)   (2,310,863)
                                                           -----------   -----------   -----------
Other income (expenses):
   Interest and other income                                   155,068       340,697       149,802
   Interest income - related parties                            82,305            --            --
   Interest expense                                           (625,018)     (427,277)     (576,578)
   Interest expense - related party                            (17,499)      (22,499)           --
   Note conversion expense - related party                    (125,000)           --            --
   Amortization of deferred financing costs                   (424,156)     (121,790)           --
   Amortization of discounts on convertible
      debentures                                            (2,429,632)           --            --
                                                           -----------   -----------   -----------
      Total other expenses, net                             (3,383,932)     (230,869)     (426,776)
                                                           -----------   -----------   -----------
   Loss before provision for (benefit from) income taxes    (6,241,559)   (2,159,178)   (2,737,639)
Provision for (benefit from) income taxes                           --        20,913    (1,004,680)
                                                           -----------   -----------   -----------
   Net loss from continuing operations                      (6,241,559)   (2,180,091)   (1,732,959)
                                                           -----------   -----------   -----------
Discontinued operations:
   Loss from discontinued operations, net
      of income tax benefit of $23,000                              --            --       (34,630)
   Gain on sale of discontinued operations,
      net of income tax expense of $1,067,400                       --            --     1,601,090
                                                           -----------   -----------   -----------
         Net gain from discontinued operations                      --            --     1,566,460
                                                           -----------   -----------   -----------
         Net loss                                          $(6,241,559)  $(2,180,091)  $  (166,499)
                                                           ===========   ===========   ===========
Basic and diluted (loss) earnings per common share:
   Continuing operations                                   $     (2.23)  $     (1.04)  $     (0.86)
   Discontinued operations                                          --            --          0.78
                                                           -----------   -----------   -----------
Basic and diluted (loss) earnings per common share:        $     (2.23)  $     (1.04)  $     (0.08)
                                                           ===========   ===========   ===========
   Weighted average number of common shares
      outstanding - basic and diluted                        2,800,476     2,094,629     2,013,250
                                                           ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                          Common Stock      Additional                   Notes and Loan        Total
                                       ------------------    Paid-in       Accumulated    Receivable-      Stockholders'
                                         Shares    Amount    Capital         Deficit     Related Parties      Equity
                                       ---------   ------   -----------   ------------   ---------------   -------------
Balance - July 1, 2003                 2,013,250   $2,013   $ 5,711,224   $ (2,450,812)    $        --      $ 3,262,425
Net loss                                                                      (166,499)             --         (166,499)
                                       ---------   ------   -----------   ------------     -----------      -----------
Balance - June 30, 2004                2,013,250    2,013     5,711,224     (2,617,311)             --        3,095,926
Common stock issued in  connection
   with option and warrant exercises     291,213      291       478,392             --              --          478,683
Options granted to employees -
   below market price                         --       --       117,000             --              --          117,000
Restricted common stock
   granted to board members               10,000       10       103,200             --              --          103,210
Net loss                                      --       --            --     (2,180,091)             --       (2,180,091)
                                       ---------   ------   -----------   ------------     -----------      -----------
Balance - June 30, 2005                2,314,463    2,314     6,409,816     (4,797,402)             --        1,614,728
Discounts on convertible
   debentures                                 --       --     2,500,000             --              --        2,500,000
Common stock issued in connection
   with option and warrant exercises     385,000      385     2,427,365             --              --        2,427,750
Common stock issued upon
   conversion of note payable             57,604       58       624,942             --              --          625,000
Common stock issued upon
   conversion of convertible
   debt and related accrued interest     371,856      372     2,416,691             --              --        2,417,063
Options granted to
   employees                                  --       --        31,787             --              --           31,787
Amortization of deferred
   compensation                               --       --       402,122             --              --          402,122
Loan receivable from stockholder
   for payment of certain prepaid
   financing costs                            --       --            --             --        (125,000)        (125,000)
Notes receivable from related party
   and related interest receivable
   for reimbursement of certain fees          --       --            --             --        (179,230)        (179,230)
Issuance of note receivable
   and related interest receivable
   upon advance to stockholders               --       --            --             --      (1,800,575)      (1,800,575)
Net loss                                      --       --            --     (6,241,559)                      (6,241,559)
                                       ---------   ------   -----------   ------------     -----------      -----------
Balance - June 30, 2006                3,128,923   $3,129   $14,812,723   $(11,038,961)    $(2,104,805)     $ 1,672,086
                                       =========   ======   ===========   ============     ===========      ===========

          See accompanying notes to consolidated financial statements.

                        ABLE ENERGY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the Years Ended June 30,
                                                                      ---------------------------------------
                                                                          2006          2005          2004
                                                                      -----------   -----------   -----------
Cash flows from operating activities:
   Net loss                                                           $(6,241,559)  $(2,180,091)  $  (166,499)
   Net gain from discontinued operations                                       --            --     1,566,460
                                                                      -----------   -----------   -----------
      Net loss from continuing operations                              (6,241,559)   (2,180,091)   (1,732,959)
                                                                      -----------   -----------   -----------
Adjustments to reconcile net loss to
   net cash (used in) provided by operating activities:
   Gain on sale of property and equipment                                  (6,300)           --            --
   Accrued interest on notes and loans receivable - related parties       (82,305)           --            --
   Deferred income taxes                                                       --            --        48,558
   Depreciation and amortization                                          755,700     1,206,315     1,176,402
   Write-off of capital project                                            57,447            --            --
   Provision for bad debts                                                296,021       163,663       109,372
   Note conversion expense                                                125,000            --            --
   Amortization of discounts on convertible debentures                  2,429,632            --            --
   Amortization of deferred financing costs                               424,156        15,881            --
   Stock-based compensation                                               433,909       220,210            --
   (Increase) decrease in operating assets:
      Accounts receivable                                                (888,644)     (438,958)       57,920
      Inventories                                                          51,000      (167,662)      118,102
      Prepaid expenses and other current assets                             4,541       220,423       819,811
      Security deposits                                                   (30,000)       82,097        28,526
   Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses                                78,631       225,968      (219,843)
      Customer pre-purchase payments                                      879,449       262,579       836,285
      Unearned revenue                                                      1,129        15,142        37,538
                                                                      -----------   -----------   -----------
         Total adjustments                                              4,529,366     1,805,658     3,012,671
                                                                      -----------   -----------   -----------
         Net cash (used in) provided by operating activities           (1,712,193)     (374,433)    1,279,712
                                                                      -----------   -----------   -----------

Cash flows from investing activities:
   Advances to stockholder and related party                           (2,022,500)           --            --
   Issuance of notes receivable                                                --            --    (1,475,833)
   Collections on notes receivable                                        256,682       320,718         8,224
   Capital expenditures                                                  (474,547)     (725,087)     (457,692)
   Proceeds from sale of property and equipment                             6,300       270,412            --
   Prepaid acquisition costs                                             (225,000)           --            --
                                                                      -----------   -----------   -----------
      Net cash used in investing activities                            (2,459,065)     (133,957)   (1,925,301)
                                                                      -----------   -----------   -----------

          See accompanying notes to consolidated financial statements.

                        ABLE ENERGY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   For the Years Ended June 30,
                                                              --------------------------------------
                                                                 2006          2005          2004
                                                              ----------   -----------   -----------
Cash flows from financing activities:
   Proceeds from issuance of convertible debentures           $2,500,000   $        --   $        --
   Deferred financing costs                                     (217,174)     (269,767)      (89,596)
   Net advances under line of credit                             216,172       316,232       699,236
   Repayment of capital leases payable                          (293,721)     (243,236)   (1,324,606)
   Proceeds from notes payable                                        --     3,750,000     4,300,000
   Repayment of notes payable                                    (71,358)   (3,079,052)   (5,120,280)
   Proceeds from option and warrant exercises                  2,427,750       478,683            --
                                                              ----------   -----------   -----------
      Net cash provided by (used in) financing activities      4,561,669       952,860    (1,535,246)
                                                              ----------   -----------   -----------
Cash flows from discontinued operations:
   Net cash provided by operating activities                          --            --        90,650
   Net cash provided by investing activities                          --            --     3,000,000
                                                              ----------   -----------   -----------
      Net cash provided by discontinued operations                    --            --     3,090,650
                                                              ----------   -----------   -----------
Net increase in cash                                             390,411       444,470       909,815
Cash at beginning of year                                      1,754,318     1,309,848       400,033
                                                              ----------   -----------   -----------
Cash at end of year                                           $2,144,729   $ 1,754,318   $ 1,309,848
                                                              ----------   -----------   -----------
Supplemental disclosure of cash flow information:
Cash paid during the year for:
   Interest                                                   $  517,286   $   432,849   $   665,032
                                                              ==========   ===========   ===========
   Income taxes                                               $       --   $    17,249   $    59,638
                                                              ==========   ===========   ===========
Supplemental disclosures of non-cash
   investing and financing activities:
Notes receivable issued in connection with the sale
   of subsidiary                                              $       --   $        --   $ 1,400,000
                                                              ==========   ===========   ===========
Common stock issued upon conversion of note payable           $  500,000   $        --   $        --
                                                              ==========   ===========   ===========
Common stock issued upon conversion of convertible debt and
   accrued interest                                           $2,417,063   $        --   $        --
                                                              ==========   ===========   ===========
Property and equipment financed through the assumption
   of capital lease obligations                               $  276,781   $   446,725   $   663,784
                                                              ==========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

     Able Energy, Inc. ("Able") was incorporated in Delaware during 1997 and together with its operating subsidiaries (collectively "Able Energy" or the "Company"), provides liquid fuel and services to residential and commercial customers.

     Able Oil Company, incorporated in New Jersey during 1990, is a wholly-owned subsidiary of Able that sells heating oil and other liquid fuels and provides heating, ventilation and air conditioning services ("HVAC") to residential and commercial customers in New Jersey and Pennsylvania. Able Energy New York, Inc., incorporated in New York during 1999 and a wholly-owned subsidiary of Able, sells heating oil, propane, diesel fuel, and kerosene to residential and commercial customers located within the Warrensburg, New York area. Able Oil Melbourne, Inc., incorporated in Florida during 1995 and a wholly-owned subsidiary of Able, sells diesel fuel to customers located within the vicinity of Cape Canaveral, Florida. Able Energy Terminal LLC, formed in New Jersey during 1999 and a wholly-owned subsidiary of Able, provides fuel storage and distribution services, primarily to Able Oil. PriceEnergy.com, Inc., a majority owned (67.3%) subsidiary of Able, was formed in Delaware during 1999 and, through an internet platform, facilitates the sale of fuel oil through a network of suppliers in New England and the Mid-Atlantic States. PriceEnergy.com Franchising L.L.C., incorporated in New Jersey during 2001 and a wholly-owned subsidiary of Able, extends the PriceEnergy.com brand by providing franchising services to an owner-operator in the State of Connecticut.

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLANS

     The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from continuing operations during the years ended June 30, 2006, 2005 and 2004 of approximately, $6,242,000, $2,180,000 and $1,733,000. Net cash used in operations during the years ended June 30, 2006 and 2005 was approximately $1,712,000 and $374,000. At June 30,
2006, the Company has a working capital deficiency of $432,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

     The Company has entered into a stock purchase agreement to purchase All American Plazas, Inc. ("All American") (See Note 20).

     The Company's net loss for the year ended June 30, 2006 was approximately $6,242,000, including non-cash charges totaling approximately $4,516,000. The Company has been funding its operations through an asset-based line of credit (See Note 9), the issuance of convertible debentures (See Notes 12 and 24), and the proceeds from the exercise of options and warrants (See Note 13). The Company will need some combination of the collection of All American notes receivable (See Notes 20 and 24), new financing, restructuring of existing financing, improved receivable collections and/or improved operating results in order to maintain adequate liquidity over the course of this 2007 fiscal year.

     As of March 31, 2007, the Company had a cash balance of approximately $1,208,000, of which $579,000 represents an obligation for funds received in advance under the pre-purchase fuel program. The Company had available borrowings through its credit line facility of approximately $942,000. In order to meet its liquidity requirements, the Company is negotiating a second mortgage on its oil terminal located on Route 46 in Rockaway, New Jersey, through which the Company believes it may borrow an additional $750,000.

     The Company is pursuing other lines of business, which include expansion of its current commercial business into other products and services such as bio-diesel, solar energy, and other energy related home services. The Company is also evaluating all of its business segments for cost reductions, consolidation of facilities and efficiency improvements. There can be no assurance that the Company will be successful in its efforts to enhance its liquidity situation.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLANS - CONTINUED

     During the year ended June 30, 2006, the Company advanced monies and issued notes receivable to its stockholder, All American, with a balance at June 30, 2006 of approximately $1,926,000, including accrued interest of approximately $71,000 (See Note 20). The Company has granted to All American a series of extensions of the maturity of this note, which is due on June 15, 2007. This note is recorded as contra equity within these consolidated financial statements. All American has notified the Company that its ability to repay its note obligation to the Company will be dependent upon All American successfully securing financing from a third party. As part of the Company's plans to improve its cash flow, the Company intends to pursue collection of the note receivable when the note matures. On January 10, 2007, Laurus Master Fund Ltd. ("Laurus") sent a notice to the Company alleging defaults by the Company under its convertible term note (the "Note") made to Laurus in the principal amount $1,000,000 dated June 20, 2006 (See Note 24). Laurus claimed an acceleration of maturity of the principal amount of the Note of $1,000,000 and approximately $154,000 in default payment ("Default Payment") as well as accrued interest and fees of approximately $12,000. On March 7, 2007, Laurus notified the Company that on January 11, 2007 it had received the delinquent accrued interest and fees of approximately $12,000, waiving the event of default and that Laurus had waived the requirement for the Company to make the Default Payment.

     Since June 30, 2006 through March 31, 2007, the Company has secured financings of approximately $4.2 million. Other than for the day to day operations of the Company, approximately $2.8 million was expended for loans, investments, and hedging transactions (also See Note 24).

     The Company will require some combination of the collection of All American notes receivable, new financing, restructuring of existing financing, improved receivable collections and/or improved operating results in order to maintain adequate liquidity over the course of the year ending June 30, 2007. The Company must also bring current each of its Securities and Exchange Commission ("SEC") filings as part of a plan to raise additional capital. In addition to the filing of this Form 10-K for the year ended June 30, 2006, the Company must also complete and file its Form 10-Q for the quarters ended September 30, 2006 and December 31, 2006.

     There can be no assurance that the financing or the cost saving measures as identified above will be satisfactory in addressing the short-term liquidity needs of the Company. In the event that these plans can not be effectively realized, there can be no assurance that the Company will be able to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of Able Energy, Inc. and its subsidiaries. All material inter-company balances and transactions were eliminated in consolidation.

     INVENTORIES
     Inventories consists principally of heating oil, diesel fuel, kerosene, propane and heating equipment, related parts and supplies, and are valued at the lower of cost (first in, first out method) or market.

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided by using the straight-line method based upon the estimated useful lives of the assets as follows:

          Trucks, Machinery and Equipment, Office Furniture,
             Fixtures and Equipment                            5-10 years
          Fuel Tanks                                           10 years
          Cylinders - Propane                                  20 years
          Buildings                                            20-40 years
          Building Improvements                                20 years
          Leasehold Improvements                               Lesser of useful life or
                                                                  life of lease

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     PROPERTY AND EQUIPMENT - CONTINUED
     Upon retirement or other disposition of these assets, the cost and related accumulated depreciation and amortization of these assets are removed from the accounts and the resulting gains or losses are reflected in the consolidated results of operations. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized.

     INTANGIBLE ASSETS
     Intangible assets include customer lists and website development costs. Costs incurred in the developmental stage for computer hardware and software have been capitalized in accordance with accounting pronouncement Emerging Issues Task force ("EITF") 00-2, "Accounting for Web Site Development Costs," and are amortized on a straight-line basis over the estimated useful life of 5 years.

     Customer lists related to various acquisitions are being amortized over lives of 10-15 years.

     IMPAIRMENT OF LONG-LIVED ASSETS
     Long-lived assets, including property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying value of an asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent the book value of the asset exceeds estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less all associated costs of disposition.

     Based upon an assessment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", there has been no impairment of the intangible assets.

     DEFERRED FINANCING COSTS
     In connection with the Company's issuance of convertible debentures in July 2005 (See Note 8), notes payable in May 2005 (See Note 10) and a line of credit in May 2005 (See Note 9), the Company incurred certain costs which were capitalized and are being amortized over the life of the related debt. For convertible debentures that are converted into common stock, the pro-rata portion of the deferred financing cost is amortized immediately upon conversion.

     PREPAID ACQUISITION COSTS
     In connection with the Company's planned acquisition of substantially all of the assets of All American (See Note 20), the Company has incurred certain professional fees which have been recorded as prepaid acquisition costs. Once the acquisition is completed, these costs will be adjusted as part of the purchase price of the acquisition.

     USE OF ESTIMATES
     The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires the use of management's estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end, and the reported amounts of revenues and expenses during the year. Actual results may differ from these estimates. The most significant estimates relate to accounts receivable allowances, intangible assets, valuation allowance against deferred tax assets, useful lives of property and equipment, contingencies, revenue recognition and litigation.

     MINORITY INTERESTS
     The Company records adjustments to the minority interests in PriceEnergy for the allocable portion of income or loss that the minority interest holders are entitled to. The Company suspends allocation of losses to minority interest holders when the minority interest balance for a particular minority interest holder is reduced to zero. Any excess loss above the minority interest holders balance is not charged to minority interests as the minority interest holders have no obligation to fund such losses.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     JOINT VENTURES
     The Company may from time to time enter into joint venture arrangements with third parties. For 50% or less joint venture interests, the Company will reflect its investment in the joint venture as investments in non-consolidating subsidiaries on the consolidated balance sheet. For 51% or more interests, the Company consolidates the joint venture results with that of the Company.

     INCOME TAXES
     The Company provides for income taxes based on the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns in different years. Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided against deferred tax assets to the extent that it is more likely than not that the deferred tax assets will not be realized.

     Deferred tax assets pertaining to windfall tax benefits on exercise of non-qualified stock options and the corresponding credit to additional paid-in capital are recorded if the related tax amount either reduces income taxes payable or results in an income tax refund. The Company has elected the "with and without approach" regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce income taxes payable or resulted in an income tax refund in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental income tax benefit is realized after considering all other income tax benefits presently available to the Company.

     CONCENTRATIONS OF CREDIT RISK
     Cash: The Company maintains its cash with various financial institutions in excess of the federally insured limit. At June 30, 2006 and 2005, the Company had cash on deposit of approximately $1,850,000 and 1,300,000 in excess of federally insured limits.

     Accounts Receivable: The number of clients that comprise the Company's client base limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support client receivables. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific clients and past collections history. Credit losses have been within management's expectations.

     ADVERTISING
     Advertising costs are expensed at the time the advertisement takes place. Advertising expense was approximately $519,500, $339,000 and $651,300 for the years ended June 30, 2006, 2005 and 2004, respectively.

     SHIPPING AND HANDLING COSTS
     Shipping and handling costs incurred by the Company in connection with the purchase and delivery of fuel oil inventory are recognized as a component of cost of sales within the consolidated statement of operations.

     REVENUE RECOGNITION AND UNEARNED REVENUE AND CUSTOMER PRE-PURCHASED
PAYMENTS
     Sales of fuel and heating equipment are recognized at the time of delivery to the customer, and sales of equipment are recognized at the time of installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating equipment service contracts are deferred and amortized over the term of the respective service contracts, on a straight-line basis, which generally do not exceed one year. Payments received from customers for the pre-purchase of fuel is recorded as a current liability until the fuel is delivered to the customer, at which time it is recognized as revenue by the Company.

     DERIVATIVE CONTRACTS
     The Company uses derivative instruments (futures contracts) to manage the commodity price risk inherent in the purchase and sale of #2 heating oil. Derivative instruments are required to be marked to market under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and will be recorded on the Company's consolidated balance sheets as either an asset or liability measured at fair value. All changes in the derivatives' fair value are recognized on a net basis in operating expenses. All gains and losses on the futures contract are recognized in operating expenses (See Note 24).

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     NET LOSS PER SHARE
     Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of stock options, warrants, and convertible notes and debentures as further discussed in the notes to the consolidated financial statements, were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

     The total common shares issuable upon the exercise of stock options and warrants, and conversion of convertible debentures (along with related accrued interest) was 5,452,520, 238,000 and 568,000 at June 30, 2006, 2005 and 2004,
respectively.

     RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." ("SFAS 123 (R)") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) was effective for fiscal years beginning after June 15, 2005.

     SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

     A. "Modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

     B. "Modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods during the year of adoption.

     The Company has adopted SFAS 123(R) on July 1, 2005 using the modified prospective method.

     In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces APB No. 20 and SFAS 6, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company applied these requirements to any accounting changes after the implementation date. The application of SFAS 154 did not have an impact on the Company's consolidated financial position, results of operations, and cash flows.

     In June 2005, the FASB ratified Emerging Issues Task Force ("EITF") No. 05-1, "Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer's Exercise of a Call Option" ("EITF No. 05-1") which addresses that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer's exercise of a call option pursuant to the original terms of the instrument. EITF No. 05-1 is effective for periods beginning after June 28, 2006. The adoption of this pronouncement did not have an effect on the Company's consolidated financial position, results of operations, or cash flows.

     In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", which addresses when a convertible debt instrument should be considered conventional for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an effect on the Company's consolidated financial position, results of operations or cash flows.

     EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized.

     In February 2006, the FASB issued SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments, which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's year ending June 30, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

     In September 2006, the FASB issued SFAS No.157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in United States generally accepted accounting principles, and expands disclosures about fair value measurements. Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption of SFAS 157 is encouraged. The Company is currently evaluating the impact of SFAS 157 and the Company will adopt SFAS 157 in the fiscal year beginning July 1, 2008.

     In September 2006, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows

     In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2") which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006, and is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 157, Fair Value Measurements. The Company is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     RECLASSIFICATIONS
     The Company has reclassified certain components of the stockholders' equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of SAB No. 107, regarding SFAS No. 123(R), "Share-Based Payment." This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders' equity for such deferred compensation. This reclassification has no effect on consolidated net loss or total consolidated stockholders' equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

     Certain other reclassifications have been made to prior year's consolidated financial statements in order to conform to the current year presentation.

     STOCK-BASED COMPENSATION
     Prior to July 1, 2005, the Company accounted for its stock options issued to employees pursuant to APB 25, "Accounting for Stock Issued to Employees". Accordingly, the Company would recognize employee stock-based compensation expense only if it granted options at a price lower than the closing price of the Company's common stock on the date of grant. Any resulting compensation expense would then have been recognized ratably over the associated service period. The Company provided proforma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

     Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, employee stock-based compensation expense for the year ended June 30, 2006 has included compensation expense for all stock-based compensation awards granted, but not yet fully vested, prior to July 1, 2005, utilizing the fair value of the options as determined at the original grant date in accordance with the provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after June 30, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

     The Company recognizes these compensation costs over the requisite service period of the award, which is generally the vesting term of the options.

     Stock-based employee compensation expense relating to the Company's stock option plan (See Note 13) reflected in net loss for the years ended June 30, 2006, 2005 and 2004, was $31,787, $117,000 and $0, respectively.

     Because all outstanding stock options were vested at June 30, 2005, there was no incremental impact to the consolidated financial statements for the year ended June 30, 2006 as a result of adopting SFAS 123R, as compared to what the stock-based compensation would have been under APB 25. At June 30, 2006, there was no unamortized value of employee stock options under SFAS 123R because all outstanding stock options at June 30, 2006 were fully vested.

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services" which require that such equity instruments are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value determined is then amortized over the applicable service period. Stock-based compensation for non-employees accounted for under EITF 96-18 was $402,122 for the year ended June 30, 2006 and $0 for the years ended June 30, 2005 and 2004 respectively (See also Note 13). At June 30, 2006, there was $142,937 of unamortized value of non-employee stock options which will be recognized over a weighted average period of 2.5 years.

     Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     STOCK-BASED COMPENSATION - CONTINUED

     The estimated weighted average fair values of the options at the date of grant using the Black-Scholes option-pricing model as promulgated by SFAS No. 123 and the related assumptions used to develop the estimates are as follows:

                                         Years Ended June 30,
                                    -----------------------------
                                       2006       2005      2004
                                    ---------   -------   -------
          Risk-free interest rate        4.3%      4.0%      4.0%
          Expected volatility           90.9%    185.9%    120.1%
          Dividend yield                  --        --        --
          Expected life            3.5 years   5 years   5 years

     The weighted average fair value of options granted during the years ended June 30, 2006, 2005 and 2004 was $4.26, $4.82 and $2.04, respectively.

     The following table illustrates the effect on net loss and loss per common share for the years ended June 30, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                   For the Years Ended June 30,
                                                                   ----------------------------
                                                                       2005             2004
                                                                   -----------      -----------
     Net loss from continuing operations, as reported              $(2,180,091)     $(1,732,959)
     Deduct: Total stock-based employee compensation expense
        determined under fair value based method for all awards,
        net of related tax effects                                     858,324          102,224
                                                                   -----------      -----------
     Pro forma net loss from continuing operations                 $(3,038,415)     $(1,835,183)
                                                                   ===========      ===========
     Weighted average number of common shares outstanding            2,094,629        2,013,250
                                                                   ===========      ===========
     Loss per common share:
           Basic and diluted from continuing operations,
              as reported                                          $     (1.04)     $     (0.86)
                                                                   ===========      ===========
           Basic and diluted from continuing operations,
              pro forma                                            $     (1.45)     $     (0.91)
                                                                   ===========      ===========

NOTE 4 - INVENTORIES

     Inventories at June 30, 2006 and 2005 consisted of the following:

                                                   June 30,
                                             -------------------
                                               2006       2005
                                             --------   --------
            #2 heating oil                   $ 35,485   $335,245
            Diesel fuel                        42,567     34,409
            Kerosene                            9,125      3,025
            Propane                            33,444     28,020
            Parts, supplies and  equipment    255,366    326,288
                                             --------   --------
               Total                         $675,987   $726,987
                                             ========   ========

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES RECEIVABLE

     On March 1, 2004, the Company entered into two notes receivable totaling $1.4 million related to the sale of its subsidiary, Able Propane LLC (See Note
18). The notes are secured by substantially all the assets of Able Propane LLC. One note for $500,000 bears interest at a rate of 6% per annum and the other note for $900,000 is non-interest bearing. Principal is payable in annual installments and interest is paid quarterly with the final maturity date of March 1, 2008 for both notes. The balance outstanding of these two notes as of June 30, 2006 and 2005 was $950,000 and $1,175,000, respectively. Interest earned on the notes for the years ended June 30 2006, 2005 and 2004 was $30,000 per year.

     The Company had a note from Able Montgomery, Inc. ("Able Montgomery") and Andrew Schmidt (the owner of Able Montgomery) related to the sale of Able Montgomery and certain assets to Mr. Schmidt. The note was dated June 15, 2000 for $170,000. The note bore interest at 9.5% per annum and payments commenced October 1, 2000. The note was secured by the stock of Able Montgomery, Able Montgomery's assets, as well as a personal guarantee of Mr. Schmidt. The balance outstanding on this note at June 30, 2006 and 2005 was $168,701 at each year end. On December 13, 2006, the Company purchased the assets of Able Montgomery (See Note 24).

     The Company has a note receivable related to the sale of oil delivery trucks to an independent driver. This independent driver also delivers oil for the Company. The note bears interest at the rate of 12% per annum. This note was issued in February 1999 and is payable in twelve monthly installments each year. The balance on this note at June 30, 2006 and 2005 was $6,878 and $14,160 respectively.

     Maturities of the Notes Receivable at June 30, 2006 are as follows:

                    For the Year      Principal
                   Ending June 30,     Amount
                   ---------------   ----------
                        2007         $  400,579
                        2008            725,000
                                     ----------
                        Total        $1,125,579
                                     ==========

NOTE 6 - PROPERTY AND EQUIPMENT

     Property and equipment was comprised of the following at June 30, 2006 and 2005:

                                                           June 30,
                                                   -------------------------
                                                       2006          2005
                                                   -----------   -----------
            Land                                   $   479,346   $   479,346
            Buildings                                1,656,106     1,242,433
            Building improvements                      251,401       494,037
            Trucks                                   3,826,414     3,594,219
            Machinery and equipment                  1,028,769       999,315
            Office furniture, fixtures and
               equipment                               219,778       205,319
            Fuel tanks                                 872,096       824,738
            Cylinders - propane                        385,450       295,476
                                                   -----------   -----------
                                                   $ 8,719,360   $ 8,134,883
            Less: accumulated depreciation          (4,305,309)   (3,850,736)
                                                   -----------   -----------
               Property and equipment, net         $ 4,414,051   $ 4,284,147
                                                   ===========   ===========

     At June 30, 2006 and 2005 equipment held under the capital leases had a net book value of $1,001,291 and $768,248, respectively.

     Depreciation of property and equipment, including the amortization of equipment held under capital leases, was $560,228, $697,780, and $769,742 for the years ended June 30, 2006, 2005 and 2004, respectively.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INTANGIBLE ASSETS

     Intangible assets were comprised of the following:

                                                    June 30,
                                             -------------------------
                                                2006           2005
                                             -----------   -----------
            Customer lists                   $   610,850   $   610,850
            Website development costs          2,394,337     2,390,587
                                             -----------   -----------
                                               3,005,187     3,001,437
            Less: accumulated amortization    (2,678,529)   (2,483,056)
                                             -----------   -----------
               Intangible assets, net        $   326,658   $   518,381
                                             ===========   ===========

     The estimated amortization of customer lists and website development costs for the five years ending June 30, 2011 and thereafter is as follows:

                                                             Website
             For the Years                                 Development
            Ending June 30,     Total     Customer Lists      Costs
            ---------------   --------    --------------   -----------
                  2007        $ 90,057      $ 42,052        $ 48,005
                  2008          80,016        42,052          37,964
                  2009          59,945        42,052          17,893
                  2010          45,885        38,731           7,154
                  2011          38,067        38,067              --
               Thereafter       12,688        12,688              --
                              --------      --------        --------
                              $326,658      $215,642        $111,016
                              ========      ========        ========

     Information related to intangible assets for the years ended June 30, 2006, 2005, and 2004 is as follows:

                                       2006         2005        2004
                                     ---------   ---------   ----------
     Balance-beginning of the year   $ 518,381   $ 960,155   $1,416,668
     Amounts capitalized                 3,749      43,711       45,639
     Amortization                     (195,472)   (485,485)    (502,152)
                                     ---------   ---------   ----------
     Balance-end of year             $ 326,658   $ 518,381   $  960,155
                                     =========   =========   ==========

     Amortization expense for intangible assets was $195,472, $485,485 and $502,152 for the years ended June 30, 2006, 2005 and 2004, respectively.

     At June 30, 2006, the weighted average remaining life of the intangible assets is 4.8 years and has no residual value.

NOTE 8 - DEFERRED FINANCING COSTS AND DEBT DISCOUNTS

     The Company incurred deferred financing costs in conjunction with the sale of convertible debentures on July 12, 2005 (See Note 12), notes payable on May 13, 2005 (See Note 10), and a line of credit on May 13, 2005 (See Note 9). These costs were capitalized to deferred financing costs and are being amortized over the term of the related debt. Amortization of deferred financing costs was $414,965 and $121,790 for the years ended June 30, 2006, and June 30, 2005 respectively. Additionally, in accordance with EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", the Convertible Debentures issued on July 12, 2005 were considered to have a beneficial conversion premium feature. The Company recorded a debt discount of $2,500,000 related to this conversion premium and warrants issued in connection with the financing. The Company amortized $2,429,632 of the debt discount during the year ended June 30, 2006.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LINE OF CREDIT

     On May 13, 2005, the Company entered into a $1,750,000 line-of-credit agreement with Entrepreneur Growth Capital, LLC. The loan is secured by certain eligible accounts receivable, inventory and certain other assets as defined in the agreement. The line bears interest at Citibank's prime rate, plus 4% per annum (11.25% at June 30, 2006) not to exceed 24%, with a minimum interest of $11,000 per month. The line also requires an annual facility fee and monthly collateral management fees equal to 2% and 0.025%, respectively. The balance due as of June 30, 2006 and 2005 was $1,231,640 and $1,015,468, respectively, and
$518,360 was available under the line of credit at June 30, 2006.

NOTE 10 - NOTES PAYABLE AND NOTES PAYABLE - RELATED PARTY

     On February 22, 2005, the Company borrowed $500,000 from Able Income Fund, LLC ("Able Income"), which is partially-owned by the Company's former CEO, Timothy Harrington. The loan from Able Income bears interest at the rate of 14% per annum payable interest only in the amount of $5,833 per month with the principal balance and any accrued unpaid interest due and payable on May 22, 2005. The Note was secured by a mortgage on property located in Warrensburg Industrial Park, Warrensburg, New York, owned by Able Energy New York, Inc. Able Income agreed to surrender the note representing this loan as of September 30, 2005, in exchange for 57,604 shares of Able common stock (based on a conversion price equal to 80% of the average closing price of our common stock during the period October 3, 2005 to October 14, 2005). Note conversion expense of $125,000 was recorded during the year ended June 30, 2006 related to this transaction. Interest expense related to the note payable paid to Able Income Fund during the fiscal years ended June 30, 2006 and 2005 was $17,499 and $22,499, respectively.

     On May 13, 2005, the Company entered into a term loan with Northfield Savings Bank for $3,250,000. Principal and interest are payable in monthly installments of approximately $21,400, commencing on July 1, 2005. The note is secured by Company owned real property located in Rockaway, New Jersey with a net book value of $977,405 at June 30, 2006 and an assignment of leases and rents at such location. The initial interest rate is 6.25% per annum on the unpaid principal balance for the first five (5) years, to be redetermined every fifth anniversary date (reset date) at 300 basis points over the five (5) year United States Treasury rate, but not lower than the initial rate; at that time the monthly payment will be redetermined. The interest rate on default is 4% per annum above the interest rate then in effect. At the maturity date of June 1, 2030, all amounts owed are due and payable. As of December 31, 2005 the Company was in default of two non-financial covenants under this agreement for which the Company received a waiver on February 13, 2006. The balance outstanding on this note at June 30, 2006 and 2005 was $3,194,299 and $3,250,000, respectively.

     On August 27, 1999, the Company entered into a note related to the purchase of equipment and facilities from B&B Fuels Inc. The total original principal balance of the note was $145,000. The note is payable in the monthly amount of principal and interest of $1,721 with an interest rate of 7.5% per annum through August 27, 2009. The note is secured by a mortgage granted by Able Energy New York, Inc. on property in Warrensburg, New York with a net book value of $134,625 at June 30, 2006. The balance due on this note at June 30, 2006 and 2005 was $58,057 and $73,713 respectively.

     Maturities on notes payable as of June 30, 2006 are as follows:

                  For the Year     Principal
                Ending June 30,     Amount
                ---------------   ----------
                     2007         $   76,181
                     2008             80,120
                     2009             86,777
                     2010             74,915
                     2011             76,104
                     Thereafter    2,858,259
                                  ----------
                        Total     $3,252,356
                                  ==========

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CAPITAL LEASES PAYABLE

     The Company has entered into various capital leases for equipment expiring through December 2010. The capital leases bear interest at rates ranging between 8% and 12% per annum. During the year ended June 30, 2006, the Company purchased equipment under five capital leases amounting to $276,781.

     The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2006:

                        For the Year
                      Ending June 30,           Amount
               ----------------------------   ---------
                           2007               $ 380,505
                           2008                 331,562
                           2009                 258,105
                           2010                 100,902
                           2011                  20,831
                                              ---------
               Total minimum lease payments   1,091,905
               Less: amount representing
                  interest                     (132,447)
                                              ---------
               Present value of net minimum
                  lease payments                959,458
               Less current maturities         (314,145)
                                              ---------
                  Long-term maturities        $ 645,313
                                              =========

NOTE 12 - CONVERTIBLE DEBENTURES

     On July 12, 2005, the Company consummated a financing in the amount of $2,500,000 through the sale of Variable Rate Convertibles Debentures (the "Convertible Debentures"). The Convertible Debentures had a term of two years from the date of issuance, which term was amended on November 16, 2005, to 25 months, subject to the occurrence of an event of default, with interest payable at the rate per annum equal to LIBOR for the applicable interest period, plus 4%, payable on a quarterly basis. The Convertible Debentures may be converted at the option of the holders into shares of the Company's common stock at a conversion price of $6.50 per share. In addition, the purchasers received five-year warrants to purchase 192,308 shares of common stock at an exercise price of $7.15 per share. These warrants are not exchangeable for cash. The Company has an optional redemption right (which right shall be mandatory upon the occurrence of an event of default) to repurchase all of the Convertible Debentures for 125% of the face amount of the Convertible Debentures plus all accrued and outstanding interest, as well as a right to repurchase all of the Convertible Debentures in the event of the consummation of a new financing in which the Company sells securities at a purchase price that is below the $6.50 conversion price. Deferred financing costs related to this transaction totaled approximately $217,000, including an $82,000 broker fee and $135,000 in various legal expenses.

     The Company allocated the proceeds from the issuance of the Convertible Debentures and warrants based on their respective fair values. As such, the Company discounted the balance of the Convertible Debentures as of the date of issuance and recorded $900,000 as an adjustment to additional paid-in capital related to the warrants. In addition, the conversion feature of the Convertible Debentures is characterized as a beneficial conversion feature. Pursuant to EITF No. 00-27, the Company has determined that the value of the beneficial conversion feature is $1,600,000. Accordingly, the Company has further discounted the balance of the Convertible Debentures as of the date of issuance and recorded an adjustment of $1,600,000 to additional paid-in capital.

     During the year ended June 30, 2006, Convertible Debentures totaling $2,367,500 in principal amount, plus accrued interest totaling $49,563, were converted into 371,856 shares of the Company's common stock. Amortization of the debt discounts and deferred financing costs relating to the Convertible Debentures for the year ended June 30, 2006 were $2,429,632 and $307,151, respectively.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CONVERTIBLE DEBENTURES, CONTINUED

     The Company also originally granted to the purchasers who acquired the Convertible Debentures an additional investment right, exercisable for a period of eighteen months from the original investment date of July 18, 2005, to purchase units consisting of convertible debentures in the aggregate amount of up to $15,000,000 (the "Additional Debentures") and common stock purchase warrants equal to 50% of the face amount of such Additional Debentures (the "Additional Warrants"). Upon the exercise of the Additional Debentures are convertible into and the Additional Warrants could be exercised for unregistered, restricted shares of the Company's common stock.

     As a part of a negotiated amendment of the purchase agreement, however, the rights of the Company and the purchasers relating to the Additional Debentures and Additional Warrants were eliminated as of November 16, 2005, and the purchase agreement was amended to issue the purchasers a series of warrants (the "New Warrants") with an exercise price of $7.50 per share. In the aggregate, the New Warrants permit the holders to acquire up to 5.25 million shares of the Company's common stock upon proper exercise. Notwithstanding the foregoing, until the required stockholder approvals are obtained, the purchasers have agreed not to convert any Convertible Debentures and the Company has the right not to honor any request to convert, or exercise any Additional Warrants or New Warrants, which in the aggregate would involve the issuance of a number of shares that would not exceed 19.999% of the total number of shares of the Company's common stock outstanding on the trading day prior to the date of the purchase agreement.

     In connection with the issuance of the Convertible Debenture and the additional investment right, the Company entered into a Registration Rights Agreement with the Holders relating to the underlying securities. Based on the interpretive guidance in EITF No. 05-4, view C, since the registration rights agreement includes provisions for uncapped liquidated damages, the Company determined that the registration rights is a derivative liability. However due to various factors including substantial conversion of these Convertible Debentures and the registration statement becoming effective in December 2005, the value of the registration rights was deemed to be de minimis and therefore no liability was recorded in the consolidated financial statements.

NOTE 13 - STOCKHOLDERS EQUITY

     STOCK-BASED COMPENSATION
     On March 29, 2005, the Company issued an aggregate of 10,000 shares of restricted stock to its Board of Directors. The restricted stock was valued at $103,200, using the market price of $10.32 on the date of grant and was immediately recorded as stock-based compensation.

     On December 15, 2005, the Company entered into a consulting agreement, which included the issuance of options to purchase 25,000 shares of the Company's common stock at an exercise price of $8.09, the market price on the date of the agreement. The options were valued at $174,430 using the Black-Scholes option-pricing model and are being amortized over the 3-year life of the consulting agreement. Stock-based compensation was $31,493 for the year ended June 30, 2006 relating to this agreement.

     On February 23, 2006, the Company issued options to the outside members of its Board of Directors to purchase an aggregate of 24,000 shares of the Company's common stock at an exercise price of $8.32, the market price on the day of grant. The options were valued at $175,593 using the Black-Scholes option-pricing model and were being amortized over the board members term through June 2006.

     On March 10, 2006, the Company entered into a consulting arrangement for prior services rendered, which included the issuance of options to purchase 75,000 shares of the Company's common stock at an exercise price of $7.13, the market price on the effective date of the arrangement. The options were valued at $195,036 using the Black-Scholes option-pricing model and was recorded as stock-based compensation immediately as the options were fully exercisable upon grant.

     On June 23, 2006, the Company entered into a severance agreement with its former Chief Financial Officer, which included the issuance of options to purchase 12,500 shares of the Company's common stock at an exercise price of $4.36, the market price on the date of grant. The options were valued at $31,787 using the Black-Scholes option-pricing model and was recorded as stock-based compensation immediately as the options were fully exercisable upon grant.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS EQUITY - CONTINUED

     COMMON STOCK
     During October 2005, the Company issued 57,604 shares of common stock valued at $625,000 upon the conversion of a $500,000 note payable resulting in a note conversion expense of $125,000 (See Notes 10 and 20).

     CONVERTIBLE DEBENTURE CONVERSION
     During the year ended June 30, 2006, 371,856 shares of common stock, valued at $2,417,063, were issued in connection with the conversion of Convertible Debentures and the related accrued interest (See Note 12).

     STOCK OPTIONS
     A summary of the Company's stock option activity, and related information for the years ended June 30, 2004, 2005 and 2006 is as follows:

                                                           Weighted
                                                           Average
                                                           Exercise
                                       Number of Options    Price
                                       -----------------   --------
     Outstanding June 30, 2003               285,840         $3.15
        Granted                               50,000          2.55
        Forfeited                            (47,840)         3.25
                                            --------         -----
     Outstanding June 30, 2004               288,000          3.03
        Granted                              200,000          5.34
        Exercised                           (198,000)         2.42
        Forfeited                            (52,000)         5.00
                                            --------         -----
     Outstanding June 30, 2005               238,000          4.92
        Granted                              136,500          7.26
        Exercised                           (275,000)         5.83
        Forfeited                             (8,000)         2.25
                                            --------         -----
           Outstanding June 30, 2006          91,500         $5.92
                                            ========         =====

     During the years ended June 30, 2006 and 2005, 275,000 and 198,000 options were exercised for proceeds of $1,602,750 and $478,600, respectively.

     Options exercisable are as follows:

                                    Weighted
                     Number of       Average
                      Options    Exercise Price
                     ---------   --------------
     June 30, 2004    288,000         $3.03
                      =======         =====
     June 30, 2005    238,000         $4.92
                      =======         =====
     June 30, 2006     91,500         $5.92
                      =======         =====

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS EQUITY, CONTINUED

     STOCK OPTIONS - CONTINUED
     The weighted-average fair value of options granted during the years ended June 30, 2006, 2005 and 2004 are as follows:

                                   June 30,
                            ---------------------
                            2006    2005    2004
                            ---------------------
Where exercise price
   equals stock price       $4.26      --   $2.04
Where exercise price
   exceeds stock price      $  --   $2.05   $  --
Where stock price
   exceeds exercise price   $  --   $7.60   $  --

     The following is a summary of stock options outstanding and exercisable at June 30, 2006 by exercise price range:

                                     Weighted-
                                      Average     Weighted-
                                     Remaining     Average
                       Number of    Contractual    Exercise   Intrinsic
Exercise Price Range    Options    Life (Years)     Price       Value
--------------------   ---------   ------------   ---------   ---------
$2.55 - $4.36            42,500         3.2         $3.30      $101,675
$8.09 - $8.32            49,000         4.6          8.20            --
                         ------         ---         -----      --------
Totals                   91,500         3.9         $5.92      $101,675
                         ======         ===         =====      ========

     EQUITY PLANS
     The Able Energy, Inc.'s 1999 Employee Stock Option Plan, as amended, permits stock option awards up to 700,000 shares of the Company's common stock to be granted to directors, employees and consultants of the Company. This plan states that unless otherwise determined by the Board of Directors, an option shall be exercisable for ten years after the date on which it was granted. Vesting terms are set by the Board of Directors. There are 134,250 options remaining available for issuance under this plan at June 30, 2006.

     The Able Energy, Inc. 2000 Employee Stock Purchase Plan, which was approved by the stockholders on June 23, 2000, permits stock option awards up to 350,000 shares of the Company's common stock to be granted to employees of the Company. There are 350,000 shares remaining available for issuance under this plan at June 30, 2006.

     The Able Energy, Inc. 2000 Stock Bonus Plan, which was approved by the stockholders on June 23, 2000, permits restricted stock awards up to 350,000 shares of the Company's common stock to be granted to directors, employees and consultants of the Company. There are 338,000 shares remaining available for issuance under this plan at June 30, 2006.

     The Able Energy, Inc. 2005 Incentive Stock Plan, which was approved by the stockholders on May 25, 2005, permits stock option, common stock, and restricted common stock purchase offer awards of up to 1,000,000 shares of the Company's common stock to be granted to directors, employees and consultants of the Company. There are 1,000,000 shares remaining available for issuance under this plan at June 30, 2006.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCKHOLDERS EQUITY, CONTINUED

     WARRANTS
     A summary of the Company's stock warrant activity, and related information for the years ended June 30, 2004, 2005 and 2006 is as follows:

                                                     Weighted
                                      Number of       Average
                                       Warrants   Exercise Price
                                      ---------   --------------
          Outstanding June 30, 2003     320,000        $4.85
             Expired                    (40,000)        4.00
                                      ---------        -----
          Outstanding June 30, 2004     280,000         4.97
             Exercised                  (91,213)        5.25
             Expired                   (188,787)        4.83
                                      ---------        -----
          Outstanding June 30, 2005          --           --
             Granted                  5,442,309         7.49
             Exercised                 (110,000)        7.49
                                      ---------        -----
          Outstanding June 30, 2006   5,332,309        $7.49
                                      =========        =====

     During the years ended June 30, 2006 and 2005, 110,000 and 91,213 warrants were exercised for proceeds of $825,000 and $0, respectively.

     PREFERRED STOCK
     The Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock, $.001 par value per share, with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, the Company's Board of Directors is empowered, without stockholder approval, to issue classes of Preferred Stock with voting, liquidation, conversion, or other rights. To date, no preferred stock has been issued.

     REGISTRATION STATEMENTS
     On May 18, 2006, the Company filed Form S-8 to register 700,000 shares of its common stock in connection with the 1999 Stock Option Plan, and 350,000 shares of its common stock in connection with the 2000 Stock Bonus Plan.

     On December 8, 2005, the Company filed Form S-1 to register 1,569,570 shares of common stock in connection with conversion of Convertible Debentures sold on July 12, 2005 (See Note 12).

NOTE 14 - PRODUCT SALES INFORMATION

     The Company's operations are subject to seasonal fluctuations with a majority of the Company's business occurring in the late fall and winter months. Approximately 60% to 65% of the Company's revenues are earned and received from October through March, and the majority of such revenues are derived from the sale of home heating oil. However, the seasonality of the Company's heating oil business is offset, in part, by the increase in revenues from the sale of diesel and gasoline fuels to commercial customers during the spring and summer months, which is the peak season for the use of automobiles and construction equipment.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - PRODUCT SALES INFORMATION - CONTINUED

     The Company sells several types of products and provides services. The following are revenues by product groups and services for the years ended June 30, 2006, 2005, and 2004:

                                                     June 30,
                                      --------------------------------------
                                          2006          2005         2004
                                      -----------   -----------   ----------
          # 2 heating oil             $47,168,493   $38,681,369   $26,623,897
          Gasoline, diesel fuel,
             kerosene, propane and
             lubricants                24,882,677    20,057,040    13,122,536
          Equipment sales, services
             and installation           3,041,934     3,134,214     3,100,690
                                      -----------   -----------   -----------
          Net sales                   $75,093,104   $61,872,623   $42,847,123
                                      ===========   ===========   ===========

NOTE 15 - FRANCHISING

     The Company has franchise agreements with three franchised businesses specializing in residential and commercial sales of fuel oil, diesel fuel, gasoline, propane and related services. The Company provides training, operational support and use of Company credit for the purchase of product, among other things, as specified in the agreements. The franchisee has an option to sell the business back to the Company after 2 years of operation.

     The Company signed its first franchise agreement in December 1998. As of June 30, 2006, there were two Able Energy franchises in operation, located in East Stroudsburg and Horsham, Pennsylvania (See Note 24 for a discussion of the Company's purchase of the Horsham franchise).

     On June 29, 2001, PriceEnergy.com Franchising, L.L.C. signed its first franchise agreement. As of June 30, 2006, PriceEnergy.com Franchising, L.L.C. has one franchise in operation in Norwalk, Connecticut.

     The Company stopped actively selling franchises in March 2002 and has not sold any franchises since that time. Franchise fee revenues were $75,693, $72,888 and $74,065, for the years ended June 30 2006, 2005 and 2004, respectively.

NOTE 16 - UNREIMBURSED EXPENSES

     On March 14, 2003, a fire and explosion occurred at the Company's facility in Newton, New Jersey. The Company submitted expenses for reimbursement to their insurance carrier. The Company was reimbursed approximately $1,041,000. Un-reimbursed expenses of $318,236, reflected in selling, general and administrative expenses in the consolidated statement of operations, were expensed during the year ended June 30, 2005.

NOTE 17 - INCOME TAXES

     Components of the provision for (benefit from) income taxes associated with continuing operations are as follows:

                  For the Years Ended June 30,
                 -----------------------------
                 2006     2005        2004
                 ----   -------   ------------
     Current:
     Federal      $--   $    --   $  (928,660)
     State         --    20,913      (124,578)
                 ----   -------   ------------
                         20,913    (1,053,218)
                 ----   -------   ------------
     Deferred:
     Federal       --        --        41,336
     State         --   $    --         7,222
                 ----   -------   ------------
                                       48,558
                 ----   -------   ------------
                  $--   $20,913   $(1,004,680)
                 ====   =======   ============

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - INCOME TAXES - CONTINUED

     The provision for (benefit from) income taxes associated with continuing operations using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

                                             For the Years Ended June 30,
                                             ----------------------------
                                                2006     2005     2004
                                               -----    -----    -----
Federal income taxes at statutory rate         (34.0)%  (34.0)%  (34.0)%
State income taxes, net of federal benefit      (5.4)%  (10.8)%   (5.9)%
Permanent differences                            3.3%   (28.1)%     --%
Change in valuation allowance                   36.1%    74.1%     3.3%
Other                                             --%    (0.2)%   (0.1)%
                                               -----    -----    -----
   Effective income tax rate                      --%     1.0%   (36.7)%
                                               =====    =====    =====

     Temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to deferred tax assets and liabilities and their approximate tax effects are as follows:

                                              June 30,
                                     -------------------------
                                         2006          2005
                                     -----------   -----------
Net operating loss carry forwards    $ 4,748,243   $ 2,702,847
Allowance for doubtful accounts          192,260        95,077
Stock-based compensation                  95,406            --
                                     -----------   -----------
Deferred tax assets - gross            5,035,909     2,797,924
Property and equipment                  (490,969)     (505,317)
                                     -----------   -----------
Deferred tax asset - net               4,544,940     2,292,607
Less: Valuation allowance             (4,544,940)   (2,292,607)
                                     -----------   -----------
   Total                             $        --   $        --
                                     ===========   ===========
   Increase in valuation allowance   $ 2,252,333   $ 1,599,363
                                     ===========   ===========

     The Company has federal net operating loss ("NOL") carry forwards of approximately $11,715,000 and $6,592,000 as of June 30, 2006 and 2005,
respectively. The federal NOL carryforwards expire between June 30, 2020 and 2026. Able Energy, Inc, Able Oil Company and PriceEnergy.Com, Inc. have aggregate New Jersey NOL carry forwards of approximately $12,683,000 and $7,585,000 as of June 30, 2006 and 2005, respectively. The New Jersey net operating loss carryforwards expire between June 30, 2007 and 2013. The federal and state NOL carry forwards at June 30, 2006 and 2005 include approximately $3,933,000 and $1,784,000 respectively, related to windfall tax deductions for which a benefit will be recorded to additional paid-in capital when realized. The Company's ability to use its federal NOL carryforwards may be subject to an annual limitation in future years pursuant to Section 382 of the Internal Revenue Code ("IRC").

     These carry forward losses are available to offset future taxable income, if any. The Company's utilization of this carry forward against future taxable income is subject to the Company having profitable operations or a profitable sale of Company assets, which creates taxable income. Due to the uncertainty surrounding the realization of the benefits associated with the carry forward losses and the other temporary differences, the Company has provided a valuation allowance for the entire amount of the net deferred tax assets as of June 30, 2006 and 2005.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - SALE OF SUBSIDIARY AND DISCONTINUED OPERATIONS

     On March 1, 2004, the Company sold the operating assets of its subsidiary, Able Propane, LLC, which consisted primarily of inventory and property and equipment, and as a result discontinued the sale of propane fuel in the State of New Jersey. The total sales price was $4,400,000 of which $3,000,000 was received in cash, and the balance was payable in the form of notes receivable totaling $1,400,000. This consisted of two notes, of $500,000 and $900,000, respectively. The $500,000 note bears interest at 6% per annum and is due March 1, 2008. The $900,000 note bears no interest and is due in four equal installments of $225,000 each, on March 1, 2005, 2006, 2007 and 2008. The Company received the amounts of $225,000 in each on March 6, 2007 and during March 2006 and 2005, respectively, pursuant to the terms of the agreement. The Company also has signed a non-competition agreement.

     Following the sale, the results of Able Propane, LLC were reported in the Company's consolidated statements of operations and cash flows, separately, as discontinued operations for the year ended June 30, 2004. Able Propane, LLC represented the primary vehicle by which the Company engaged in the sale of propane fuel.

     Summarized financial information for discontinued operations for the year ended June 30, 2004 is as follows:

          Total Revenues                                          $1,817,902
                                                                  ==========
          Loss from discontinued operations - net of tax             (34,630)
          Gain on sale of subsidiary - net of tax                  1,601,090
                                                                  ----------
             Net gain from discontinued operations - net of tax   $1,566,460
                                                                  ==========

NOTE 19 - 401(K) PLAN

     Able Oil Company established a Qualified Profit Sharing Plan under IRC
Section 401(k). The Company is obligated to match 25% of qualified employee contributions up to 6% of salary. 401(k) expense was approximately $30,700, $27,500 and $26,600 for the years ended June 30, 2006, 2005 and 2004, respectively.

NOTE 20 - RELATED PARTY TRANSACTIONS

     PRICEENERGY.COM
     The following current officers, former officer and related party of this Company own stock in the subsidiary, PriceEnergy.com, which was incorporated in November 1999. The remaining shares of PriceEnergy.com are held by Able Energy, Inc.

          Former Officer, Timothy Harrington                      22.5%
          Acting CEO, Christopher P. Westad                        2.0%
          Chief Operating Officer, John L.Vrabel                   6.2%
          Former Spouse of Acting CEO, for which
          Christopher P. Westad disclaims a beneficial interest    2.0%

     SALE OF OVER 50% INTEREST IN THE COMPANY BY FORMER CEO
     On December 14, 2004, the Company's major stockholder who was also the Company Chief Executive Officer ("2004 CEO") sold his 50% plus interest, or approximately 1,000,000 shares, in the Company to All American. Effective on March 31, 2005, the former CEO resigned from the Company and from the Board of Directors.

     ACQUISITION OF ASSETS OF ALL AMERICAN
     At June 30, 2006, All American owns approximately 32.0% of the Company's outstanding common stock. Approximately 85.0% of the common stock of All American is owned by the Chelednik Family Trust, a trust established by Mr. Nocito, an officer of the Company and his wife for the benefit of their family members and of which Gregory D. Frost, a Director of the Company, who is currently on an indefinite leave of absence as Chief Executive Officer and Chairman of the Board, is a co-trustee. The balance of the outstanding common stock of All American is owned by a limited liability company owned by Mr. Frost and his wife.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - RELATED PARTY TRANSACTIONS - CONTINUED

     ACQUISITION OF ASSETS OF ALL AMERICAN - CONTINUED
     The Company entered into a Stock Purchase Agreement on June 16, 2005 (which was subsequently amended and restated into the Asset Purchase Agreement as of the same date) ("Purchase Agreement") with all of the stockholders (and then with All American with respect to the Purchase Agreement) (the "Sellers") of All American in connection with the Company's acquisition of the assets of All American. This transaction was approved on August 29, 2006 at a special meeting of the Company's stockholders; however, at March 31, 2007, it has not yet been consummated. Under the terms of the Purchase Agreement, upon closing, the Company will deliver to the Sellers 11,666,667 shares of the Company's restricted common stock, par value $.001 per share, at $3.00 per share for an aggregate purchase price of $35,000,000.

     ALL AMERICAN FINANCING
     The Company loaned All American $1,730,000 as evidenced by a promissory note dated July 27, 2005. As of June 30, 2006, this note is still outstanding with a maturity date of June 15, 2007. The interest income related to this note for the year ended June 30, 2006 was $70,575. The note and accrued interest receivable in the amount of $1,800,575 have been classified as contra-equity on the Company's consolidated balance sheet as of June 30, 2006.

     On June 1, 2005, All American completed a financing that, if the acquisition of All American is consummated, may impact the Company. Pursuant to the terms of the Securities Purchase Agreement (the "Agreement") among All American and certain purchasers ("Purchasers"), the Purchasers loaned All American an aggregate of $5,000,000, evidenced by Secured Debentures dated June 1, 2005 (the "Debentures"). The Debentures are due and payable on June 1, 2007, subject to the occurrence of an event of default, with interest payable at the rate per annum equal to LIBOR for the applicable interest period, plus 4% payable on a quarterly basis on April 1st, July 1st, October 1st and January 1st, beginning on the first such date after the date of issuance of the Debentures. Upon the acquisition of All American and the Company's board approving the transfer of the debt that would also require the transfer of additional assets into All American as consideration for the Company to assume the debt, then the Debentures are convertible into shares of the Company's common stock at a conversion rate of the lesser of (i) the purchase price paid by the Company for each share of All American common stock in the acquisition, or (ii) $3.00, subject to further adjustment as set forth in the agreement.

     The loan is secured by real estate property owned by All American in Pennsylvania and New Hampshire. Pursuant to the Agreement, these Debentures are in default, as All American has not completed the merger with the Company prior to the expiration of the 12-month anniversary of the Agreement. Pursuant to the Additional Investment Right (the "AIR Agreement") among All American and the Purchasers, the Purchasers may loan All American up to an additional $5,000,000 of secured convertible debentures on the same terms and conditions as the initial $5,000,000 loan, except that the conversion price will be $4.00.

     If the Company consummates the acquisition of All American, upon such consummation, the Company will assume the obligations of All American under the Agreement, the Debentures and the AIR Agreement through the execution of a Securities Assumption, Amendment and Issuance Agreement, Registration Rights Agreement, Common Stock Purchase Warrant Agreement and Variable Rate Secured Convertible Debenture Agreement, each between the Purchasers and the Company (the "Able Energy Transaction Documents"). Such documents provide that All American shall cause the real estate collateral to continue to secure the loan, until the earlier of full repayment of the loan upon expiration of the Debentures or conversion by the Purchasers of the Debentures into shares of the Company's common stock at a conversion rate of the lesser of (i) the purchase price paid by the Company for each share of All American common stock in the acquisition, or (ii) $3.00, (the "Conversion Price"), subject to further adjustment as set forth in the Able Energy Transaction Documents. However, the Conversion Price with respect to the AIR Agreement shall be $4.00. In addition, the Purchasers shall have the right to receive five-year warrants to purchase 2,500,000 of the Company's common stock at an exercise price of $3.75 per share. Pursuant to the Able Energy Transaction Documents, the Company shall also have an optional redemption right (which right shall be mandatory upon the occurrence of an event of default) to repurchase all of the Debentures for 125% of the face amount of the Debentures plus all accrued and outstanding interest, as well as a right to repurchase all of the Debentures in the event of the consummation of a new financing in which the Company sells securities at a purchase price that is below the Conversion Price. It is currently contemplated that if the Able/All American transaction is consummated, the stockholders of All American will escrow a sufficient number of shares to satisfy the conversion of the $5,000,000 in outstanding Debentures in full.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - RELATED PARTY TRANSACTIONS  - CONTINUED

     ALL AMERICAN FINANCING - CONTINUED
     On May 19, 2006, the Company entered into a letter of interest agreement with Manns Haggerskjold of North American, Ltd. ("Manns"), for a bridge loan to the Company in the amount of $35,000,000 and a possible loan in the amount of $1.5 million based upon the business combination with All American ("Manns Agreement"). The terms of the letter of interest provided for the payment of a commitment fee of $750,000, which was non-refundable to cover the due-diligence cost incurred by Manns. On June 23, 2006, the Company advanced to Manns $125,000 toward the Manns Agreement due diligence fee. During the period July 7, 2006 through November 17, 2006, the Company advanced an additional $590,000 toward the Manns Agreement due diligence fee.

     During August 2006, the Company received a Formal Order from the SEC (See
Note 24). Thereafter, on September 22, 2006, the Company and Manns agreed that the commitment to fund being sought under the Manns Agreement would be issued to All American, since the stockholders had approved an acquisition of All American by Able and since the collateral for the financing by Mann would be collateralized by real estate owned by All American. Accordingly, on September 22, 2006, All American agreed that in the event Manns funds a credit facility to All American rather than the Company, upon such funds being received by All American, it will immediately reimburse the Company for all expenses incurred and all fees paid to Manns in connection with the proposed credit facility from Manns to the Company.


     NOTE RECEIVABLE-RELATED PARTIES
     In connection with two loans entered into by the Company in May 2005, fees in the amount of $167,500 were paid to Unison Capital Corporation ("Unison"), a company controlled by Mr. Nocito, an officer of the Company. This individual also has a related-party interest in All American. Subsequent to the payments being made and based on discussions with Unison, it was determined the $167,500 was an inappropriate payment and Unison agreed to reimburse this amount to the Company over a twelve month period beginning in October 2005. As of June 30, 2006, no payments have been made and this note is still outstanding. The note maturity has been extended to May 2, 2007. The interest of $11,730 is accrued through June 30, 2006. The note and accrued interest have been classified as contra-equity in the accompanying consolidated balance sheet.

     Prior to fiscal 2001, the Company had advanced approximately $67,000 to a stockholder and former Chief Executive Officer ("CEO"). At June 30, 2006, the Company charged these costs to consulting fees and the amount is reflected in selling, general and administrative expense for the year ended June 30, 2006.

     LEGAL FEES
     During the year ended June 30, 2005, the Company paid $20,000 in legal fees to a law firm in which one of the members of the Board of Directors was a partner which is included in selling, general and administrative expenses on the accompanying consolidated statement of operations.

     CONSULTING FEES
     The Company entered into a consulting agreement with its former CEO, Timothy Harrington, on February 16, 2005. The agreement is for two years and provides for annual fees of $60,000 to be paid in monthly installments. In addition, the former CEO received options, which were fully vested upon grant, to purchase 100,000 shares of the Company's common stock at $4.00 per share. The options were exercised on July 7, 2005. The former CEO was paid $60,000 related to this agreement during the year ended June 30, 2006.

     On February 27, 2006, the Company entered into a consulting agreement with Able Income Fund LLC, a company for which the former CEO is an owner. Consulting expense related to this agreement for the year ended June 30, 2006 was $17,833 which is included in selling, general and administrative expenses on the accompanying consolidated statement of operations.

     During the year ended June 30, 2006, the Company paid consulting fees to a company owned by a member of the Company's Board of Directors amounting to approximately $54,000 which is included in selling, general and administrative expenses on the accompanying consolidated statement of operations.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - COMMITMENTS AND CONTINGENCIES

     EMPLOYMENT AGREEMENTS
     On July 1, 2004, the Company entered into a three-year employment agreement with Christopher Westad, the Company's President and acting CEO. Pursuant to the agreement, he will be compensated at an annual salary of $141,600 and will be eligible for an annual bonus and stock option grants which will be separately determined by the Compensation Committee of the Board of Directors.

     On July 1, 2004, the Company entered into a three-year employment agreement with John Vrabel, the President of PriceEnergy.com, Inc. Pursuant to the agreement, he will be compensated at an annual salary of $141,600 and will be eligible for an annual bonus and stock option grants which will be separately determined by the Compensation Committee of the Board of Directors.

     On October 12, 2005, the Company entered into a one-year employment agreement with Gregory Frost, the Company's CEO (who has been on indefinite paid leave of absence since September 28, 2006). Pursuant to the agreement, he will be compensated at an annual salary of $250,000 and will be eligible for an annual bonus and stock option grants which will be separately determined by the Compensation Committee of the Board of Directors. Pursuant to the agreement, the employment with Mr. Frost was automatically renewed through October 11, 2007 (See Note 24).

     As of June 30, 2006, the total commitment under employment agreements is approximately $627,000.

     OPERATING LEASES
     The Company is obligated under certain property and equipment non-cancellable operating lease agreements. The rental properties include a lease of the Company's headquarters in Rockaway, New Jersey, office space in New York City and office space in Easton, Pennsylvania. These leases expire at various dates through April 2009. Rent expense was $185,181, $165,565 and $158,066 for the years ended June 30, 2006, 2005 and 2004, respectively. Future minimum payments due under these leases are as follows:

               For the Year Ending June 30,    Amount
               ----------------------------   --------
                          2007                $263,293
                          2008                 208,912
                          2009                 167,632
                                              --------
               Total minimum lease payments   $639,837
                                              ========

     PURCHASE COMMITMENTS
     The Company is obligated to purchase #2 heating oil under various contracts with its suppliers. As of June 30, 2006, total open commitments under these contracts are approximately $4,297,000 and expire on various dates through the end of April 2007.

     MAJOR VENDORS
     The Company has three supply contracts for the purchase of #2 heating oil, representing 21.6% of the Company's annual heating fuel purchases. The Company purchases its remaining fuel supplies on the spot market. The Company satisfied its inventory requirements through nine different suppliers, the majority of which have significant domestic fuel sources, and many of which have been suppliers to us for over five years.

     LITIGATION
     The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the Company's consolidated financial condition or operations.

     Following an explosion and fire that occurred at the Company's facility in Newton, New Jersey on March 14, 2003, and through the subsequent clean up efforts, the Company has cooperated fully with all local, state and federal agencies in their investigations into the cause of this accident (See Note 16).

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - COMMITMENTS AND CONTINGENCIES - CONTINUED

     LITIGATION - CONTINUED
     A lawsuit (known as Hicks vs. Able Energy, Inc.) was filed against the Company by residents who allegedly suffered property damages as a result of the March 14, 2003 explosion and fire. The Company's insurance carrier is defending the Company as it related to compensatory damages. The Company has retained separate legal counsel to defend the Company against the punitive damage claims. On June 13, 2005, the Court granted a motion certifying a plaintiff class action which is defined as "All Persons and Entities that on and after March 14, 2003, residing within a 1,000 yard radius of Able Oil Company's fuel depot facility and were damaged as a result of the March 14, 2003 explosion". As of March 31, 2007, this lawsuit is in the discovery phase. The class certification is limited to economic loss and specifically excludes claims for personal injury from the Class Certification. The Company believes that the Class claims for compensatory damages is within the available limits of its insurance. On September 13, 2006, the plaintiffs counsel made a settlement demand of $10,000,000, which the Company believes to be excessive and the methodology upon which is fundamentally flawed. The Company intends to vigorously defend the claim.

     In addition to the class action, seven property owners, who were unable to reach satisfactory settlements with the Company's insurance carrier, have filed lawsuits for alleged property damages suffered as a result of the March 14, 2003 explosion and fire. During February 2007, the Company's insurance carrier entered into a settlement agreement with one of the property owners. The Company's insurance carrier is defending the Company as it related to the remaining six property damage claims. The Company's counsel is defending punitive damage claims. The Company believes that compensatory damage claims are within the available limits of insurance and reserves for losses have been established, as deemed appropriate, by the insurance carrier. There were a total of 227 claims filed against the Company for property damages and 222 claims have been settled by the Company's insurance carrier resulting in the remaining five lawsuits as described in this paragraph. The Company believes the remaining five unsettled lawsuits will not have a material adverse effect on the Company's consolidated financial condition or operations.

     The Company has been involved in non material lawsuits in the normal course of business. These matters are handled by the Company's insurance carrier. The Company believes that the outcome of the above mentioned legal matters will not have a material effect on the Company's consolidated financial statements.

     OTHER CONTINGENCIES
     Related to its 1999 purchase of the property on Route 46 in Rockaway, New Jersey, the Company settled a lawsuit with a former tenant of the property and received a lump sum settlement of $397,500. This sum was placed in an attorney's escrow account for payment of all environmental remediation costs. Through June 30, 2006, the Company has been reimbursed for approximately $290,000 of costs and another approximately $87,000 are un-reimbursed and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet and must be presented to the attorney for reimbursement. The environmental remediation is still in progress on this property. The majority of the free standing product has been extracted from the underground water table. The remainder of the remediation will be completed over the course of the next eight to ten years using natural attenuation and possible bacterial injection and based upon the information available to the Company at March 31, 2007, in the opinion of the Company's management, the amount remaining available in the trust is sufficient to fund the remaining remediation.

     On September 26, 2006, the New Jersey Department of Environmental Protection ("NJDEP") conducted a site update inspection, which included a review of the Route 46 site and an update of the progress of the approved remediation. The NJDEP Northern Office director who conducted the inspection, concluded that the remediation progress was proceeding appropriately and that the NJDEP approved of the Company's continued plan to eliminate the remaining underground product.

     For the year ended June 30, 2006, the Company has acknowledged that it has not yet filed certain payroll and SEC filings, on behalf of certain officers, related to the compensation earned upon the exercise of stock options, events which may subject the Company to additional payroll related liabilities, the amounts of which cannot be determined at this time. The Company has not yet made such required filings.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED AND RESTATED)

     The selected quarterly financial data for the periods within the fiscal year ended June 30, 2006, as presented below, have been restated and correct errors relating to (1) the amortization of a customer list; (2) the deferral of revenue recognition associated with certain twelve month service contracts; (3) the improper accrual of audit fees; (4) the issuance and cancellation of common stock in regard to non-performance by a consultant under its consulting agreement with the Company; (5) the timing of the recording of directors' fees;
(6) the timing of the recording of bad debt expense; and (7) the deferral of previously recorded revenue. In addition, certain reclassifications have been made to the selected quarterly financial data for the fiscal year ended June 30, 2005 in order to conform to the current period presentation.

     CUSTOMER LIST AMORTIZATION
     The Company was amortizing customer lists aggregating approximately, $611,000 (which were purchased in various acquisitions) over estimated useful lives of 10-15 years until July 2001, when the net book value was $422,728, at which time the Company stopped amortizing the same. The Company has reassessed its position and has determined that the customer lists should have continued to be amortized, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", which states that intangible assets must be amortized over their estimated useful life unless that useful life is determined to be indefinite. Accordingly, the Company has recognized additional amortization expense of $10,513 during each of the three previously reported interim quarterly periods during the year ended June, 30 2006.

     SERVICE CONTRACT REVENUE DEFERRAL
     In the ordinary course of business, the Company offers a twelve month service contract related to residential customers' heating equipment. The Company's policy is to defer the revenue associated with these contracts, recognizing the revenue over the life of the respective contracts. However, the Company's policy was not applied correctly. The Company has recorded the deferrals required at the various reporting dates and the impact has been to increase revenue by $3,996 and $192,621 for the quarterly periods ended September 30, 2005 and December 31, 2005, respectively.

     AUDIT FEE ACCRUAL
     Previously, the Company recorded an accrual for audit fees that it estimated would be incurred subsequent to the date of the consolidated financial statements, with respect to the audit of the Company's current period consolidated financial statements. The Company subsequently determined that the accrual for the audit services which had not yet been performed was improper. Accordingly, the Company reversed $110,000 of accrued expenses during the quarterly period ended March 31, 2006, with a corresponding reduction of selling, general and administrative expenses. The $31,337 of audit fees that were reversed as of June 30, 2005, were recorded during the quarterly period ended September 30, 2005.

     CANCELLATION OF STOCK DUE TO NON-PERFORMANCE BY A CONSULTANT
     During March 2005, the Company issued common stock to a consultant pursuant to the terms of a consulting agreement. Subsequently, the Company determined that the consultant did not perform in accordance with the consulting agreement and the Company has filed suit demanding that the shares be returned. The Company's position is that the share issuance has been cancelled ab initio, as if the shares were never issued. Accordingly, selling, general and administrative expense was reduced by $9,740 and increased by $22,727 during the quarterly periods ended September 30, 2005 and December 31, 2005, respectively. Previously, the 142,857 shares issued to the consultant were treated as cancelled as of October 1, 2005.

     TIMING OF THE RECORDING OF DIRECTORS' FEES
     During the quarterly period ended March 31, 2006, the Company recorded a charge for Directors' fees, a portion of which it subsequently determined should have been recorded in prior periods. Accordingly, adjustments have been reflected to record charges of $42,886 in each of the quarterly periods ended September 30, 2005 and December 31, 2005, with an offsetting credit of $85,772 to the charges previously recorded during the quarterly period ended March 31, 2006.

     TIMING OF THE RECORDING OF BAD DEBT EXPENSE
     In the quarterly period ended December 31, 2005, the Company recorded a charge for bad debt expense, a portion of which it subsequently determined should have been recorded in a prior period. Accordingly, an adjustment has been reflected to record a charge of $49,461 in the quarterly period ended September 30, 2005 with an offsetting $49,461 credit to the charge previously recorded during the quarterly period ended December 31, 2005.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED AND RESTATED) - CONTINUED

     DEFERRAL OF PREVIOUSLY RECORDED REVENUE
     During the quarterly period ended December 31, 2005, the Company recognized revenue which was primarily related to a gain which had been deferred from the December 1998 sale of Able Oil Company Montgomery, Inc. The Company subsequently determined that the deferred gain did not yet qualify for recognition until December 2006 when the Company purchased the business. (See Note 24). Accordingly, $79,679 of revenue was reversed from the quarterly period ended December 31, 2005.

     IMPACT
     The following summarizes the effect of the adjustments discussed above on the previously reported statements of operations during the fiscal year ended June 30, 2006:

                                                   For the Year Ended June 30, 2006
                                        -----------------------------------------------------
                                            First        Second         Third        Fourth
                                          Quarter       Quarter       Quarter       Quarter
                                        -----------   -----------   -----------   -----------
                                         (Restated)    (Restated)    (Restated)
Total revenues as previously reported   $13,131,413   $22,340,176   $26,265,365   $      N.A.
Adjustments                                   1,652       115,286            --          N.A.
                                        -----------   -----------   -----------   -----------
Restated total revenues                 $13,133,065   $22,455,462   $26,265,365   $13,239,212
                                        ===========   ===========   ===========   ===========
Gross profit as previously reported     $   923,169   $ 2,026,410   $ 2,454,557   $      N.A.
Adjustments                                 200,322       369,842       328,702          N.A.
                                        -----------   -----------   -----------   -----------
Restated gross profit                   $ 1,123,491   $ 2,396,252   $ 2,783,259   $ 1,164,893
                                        ===========   ===========   ===========   ===========
Net loss as previously reported         $(1,342,032)  $(1,900,507)  $(1,521,016)  $      N.A.
Adjustments                                (120,458)       86,277       185,262          N.A.
                                        -----------   -----------   -----------   -----------
Restated net loss                       $(1,462,490)  $(1,814,230)  $(1,335,754)  $(1,629,084)
                                        ===========   ===========   ===========   ===========
Basic and diluted earnings per share:
   Continuing operations
      Net loss as previously reported   $     (0.59)  $     (0.74)  $     (0.52)  $      N.A.
      Adjustments                             (0.01)         0.04          0.07          N.A.
                                        -----------   -----------   -----------   -----------
      Net loss as restated              $     (0.60)  $     (0.70)  $     (0.45)  $     (0.53)
                                        ===========   ===========   ===========   ===========
Basic and diluted average number of
   common shares outstanding:
   As previously reported                 2,285,756     2,579,754     2,939,379          N.A.
   Adjustments                              159,685        (1,549)           --          N.A.
                                        -----------   -----------   -----------   -----------
   As restated                            2,445,441     2,578,205     2,939,379     3,100,758
                                        ===========   ===========   ===========   ===========
(N.A. - not applicable)

     In the table above, earnings (loss) per share for each quarter were computed independently using the weighted-average number of shares outstanding during the quarter. However, earnings (loss) per share for the year were computed using the weighted-average number of shares outstanding during the year. As a result, the sum of the earnings per share for the four quarters may not equal the full-year earnings (loss) per share.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED AND RESTATED) - CONTINUED

     IMPACT -CONTINUED
     Below are the summarized quarterly financial data for the year ended June 30, 2005:

                                                  For the Year Ended June 30, 2005
                                        ----------------------------------------------------
                                           First        Second        Third         Fourth
                                          Quarter      Quarter       Quarter       Quarter
                                        ----------   -----------   -----------   -----------
Continuing operations:
   Revenue                              $8,209,493   $18,942,525   $23,648,581   $11,072,024
                                        ==========   ===========   ===========   ===========
   Gross profit                         $  580,667   $ 1,836,588   $ 2,799,580   $   933,635
                                        ==========   ===========   ===========   ===========
   Net loss (income)                    $ (942,411)  $    38,999   $   557,826   $(1,834,505)
                                        ==========   ===========   ===========   ===========
(Loss) earnings per share:
   Basic
      Continuing operations             $    (0.47)  $      0.02   $      0.27   $     (0.79)
                                        ==========   ===========   ===========   ===========
   Diluted
      Continuing operations             $    (0.47)  $      0.02   $      0.27   $     (0.79)
                                        ==========   ===========   ===========   ===========
Average number of common shares
   outstanding:
   Basic                                 2,013,250     2,013,250     2,030,281     2,314,463
                                        ==========   ===========   ===========   ===========
   Diluted                               2,013,250     2,038,786     2,052,481     2,314,463
                                        ==========   ===========   ===========   ===========

     In the table above, earnings (loss) per share from continuing operations for each quarter was computed using the weighted-average number of shares outstanding during the quarter. However, earnings (loss) per share from continuing operations for the year were computed using the weighted-average number of shares outstanding during the year. As a result, the sum of the loss per share for the four quarters may not equal the full year earnings (loss) per share.

NOTE 23 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2006, 2005 and 2004, respectively:

                                   Beginning                             Ending
     For the Year Ended June 30,    Balance    Additions   Deductions    Balance
     ---------------------------   ---------   ---------   ----------   --------
               2004                 $279,913    $109,372    $197,063    $192,222
               2005                 $192,222    $163,663    $117,836    $238,049
               2006                 $238,049    $296,021    $ 71,984    $462,086

NOTE 24 - SUBSEQUENT EVENTS

     CONVERTIBLE NOTE PAYABLE TO LAURUS
     On July 5, 2006, the Company closed a Securities Purchase Agreement entered into on June 30, 2006 whereby it sold a $1,000,000 convertible term note to Laurus. The Company paid fees of $49,000 to Laurus and received net proceeds of $951,000. The Company incurred escrow fees of $1,500, which in the aggregate will be capitalized as deferred financing costs and amortized on a straight-line basis over the three year term of the convertible term note. The Company will pay interest on the note monthly in arrears commencing on August 1, 2006 at a rate equal to the prime rate published in the Wall Street Journal plus 2%, calculated as of the last business day of the calendar month. Amortizing payments of the principal amount of the note shall be made by the Company commencing on June 30, 2007 and on the first business day of each succeeding month thereafter in the amount of $27,778 through the maturity date of the note on June 30, 2009.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - SUBSEQUENT EVENTS - CONTINUED

     CONVERTIBLE NOTE PAYABLE TO LAURUS - CONTINUED
     The note is convertible at the option of Laurus into shares of the Company's common stock, at an initial fixed conversion price of $6.50 per share. The conversion rate of the note is subject to certain adjustments and limitations as set forth in the note.

     In connection with Laurus' purchase of the note, the Company granted Laurus a warrant exercisable through June 30, 2011 to purchase 160,000 shares of the Company's common stock at a price of $5.57 per share, subject to the adjustments and limitations set forth in the warrant.

     The Company agreed that within sixty days from the date of issuance of the note and warrant that it would file a registration statement with the SEC covering the resale of the shares of the Company's stock issuable upon conversion of the note and the exercise of the warrant. This registration statement would also cover any additional shares of stock issuable to Laurus as a result of any adjustment to the fixed conversion price of the note or the exercise price of the warrant.

     These warrants were valued at $986,000, using the Black-Scholes model, applying an interest rate of 5.19%, volatility of 98.4%, dividends of $0 and a contractual term of five years.

     In accordance with EITF 00-27 and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios", on a relative fair value basis, the warrants were recorded at a value of approximately $472,000. The conversion feature, utilizing an effective conversion price and market price of the common stock on the date of issuance of $3.00 and $7.70, per share, respectively, was valued at approximately $723,000 which was then limited to $479,000, the remaining undiscounted value of the proceeds of the convertible term note.

     Accordingly, the Company has recorded a debt discount related to the warrants of $472,000, the beneficial conversion feature of the convertible term note of $479,000 and for issuance costs paid to the issuer of $49,000, which amounts are amortizable utilizing the interest method over the three year term of the convertible term note.

     The Company is required to file a registration statement covering these convertible term notes and the related warrants within 60 days of the date of issuance (or September 3, 2006). As of March 31, 2007, the Company is not able to file a registration statement and Laurus has not yet waived its rights under this agreement. There are no stipulated liquidated damages outlined in the Registration Rights Agreement. The holder is entitled to exercise all rights granted by law and under this Agreement, including recovery of damages, and will be entitled to specific performance of its rights under this agreement. Mr. Frank Nocito, an officer and a stockholder and Mr. Stephen Chalk, a director have each provided a personal guarantee, of up to $425,000 each, in connection with this financing.

     On July 5, 2006, the Company received $951,000 from Laurus Master Fund Ltd. ("Laurus") in connection with the issuance of a convertible term note. Thereafter, the Company loaned $905,000 of the Laurus proceeds to All American in exchange for a note receivable. All American used such proceeds to acquire 70% of the outstanding stock of CCI Group, Inc. ("CCIG") pursuant to a Share Exchange Agreement.

     The Company received from Laurus a notice of a claim of default dated January 10, 2007. Laurus claimed default under section 4.1(a) of the Term Note as a result of non-payment of interest and fees in the amount of $8,826 that were due on January 5, 2007, and a default under sections 6.17 and 6.18 of the Securities Purchase Agreement for "failure to use best efforts (i) to cause CCIG to provide Laurus on an ongoing basis with evidence that any and all obligations in respect of accounts payable of the project operated by CCIG's subsidiary, Beach Properties Barbuda Limited ("BPBL"), have been met; and (ii) cause CCIG to provide within 15 days after the end of each calendar month, unaudited/internal financial statements (balance sheet, statements of income and cash flow) of the Beach House and evidence that BPBL and the Beach House are current in all of their ongoing operational needs". On March 7, 2007, Laurus notified the Company that it waived the event of default and that Laurus had waived the requirement for the Company to make the Default Payment.

     The aforementioned interest and fees were paid by the Company on January 11, 2007. Further, the Company has used its best efforts to cause CCIG to provide reports and information to Laurus as provided for in the securities purchase agreement. CCIG has informed the Company that they have initiated a legal proceeding in Antigua against Laurus. Among the subjects of that proceeding are the validity and enforceability of agreements that the holder is now seeking to have Company use its best efforts to have CCIG comply with. Further, the pending proceeding is a material intervening event that now supersedes the Company's best efforts as to these obligations since the matter has been submitted to the courts.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - SUBSEQUENT EVENTS - CONTINUED

     CONVERTIBLE NOTE PAYABLE TO LAURUS - CONTINUED
     Moreover, the court in that legal proceeding has issued a temporary restraining order precluding the holder from enforcing its remedies under those agreements with CCIG and its subsidiaries. Although the Company is not a party to the proceeding and not specifically bound by the temporary restraining order, it is the Company's position that it should not take any action with regard to the agreements between Laurus and CCIG while the proceeding is pending and the temporary restraining order is in effect.

     ALL AMERICAN NOTE RECEIVABLE
     On July 5, 2006, the Company entered into an agreement with All American, whereby the Company agreed to loan All American the sum of $905,000 from the $951,000 of net proceeds the Company received from the sale of a note to Laurus. The loan was made by the Company directly to All American and by the advancement of funds on behalf of All American. The loan was evidenced by a promissory note made by All American in favor of the Company in the principal amount of $905,000 bearing interest at the prime rate as published in the Wall Street Journal plus two percent (2.0%).

     In consideration for the loan, All American has granted the Company an option, ("the option") exercisable in the Company's sole discretion, to acquire 80% of the CCIG stock All American acquired from CCIG pursuant to a Share Exchange Agreement. In addition, in the event that the Company exercises the Option, 80% of the outstanding principal amount of the All American note will be cancelled and shall be deemed fully paid and satisfied. The remaining principal balance of the All American note and all outstanding and accrued interest on the loan shall be due and payable one year from the exercise of the Option. The Option must be exercised in whole and not in part and the Option expires on July 5, 2008. In the event the Company does not exercise the Option, the All American note shall be due in two years, on July 6, 2008, unless the Company has issued a declaration of intent not to exercise the Option, in which case the All American note shall be due one year from such declaration. The Company has determined, that given the lack of liquidity in the shares of CCIG and the lack of information in regard to the financial condition of CCIG, that this option has no value and has not been recorded by the Company.

     CONVERTIBLE DEBENTURES ISSUANCE
     On August 8, 2006, the Company issued $2,000,000 of convertible debentures to certain investors. The convertible debentures are convertible into shares of the Company's common stock at a conversion price of $6.00 per share, which was the market value of the Company's common stock on the date of issuance. The Company received net proceeds of $1,820,000 and incurred expenses of legal fees of $40,000 and broker fees of $140,000 in connection with this financing that will be charged to deferred financing costs and amortized on a straight-line basis over the two year term of the convertible debenture. The debentures bear interest at the greater of either LIBOR plus 6.0%, or 12.5%, per annum, and such interest is payable quarterly to the holder either in cash or in additional convertible debentures.

     At any time, the holder may convert the convertible debenture into shares of common stock at $6.00 per share, or into 333,333 shares of common stock which represents a conversion at the face value of the convertible debenture.

     Upon consummation by the Company of the potential business combination transaction with All American, the Company may redeem the convertible debentures at a price of 120% of the face amount, plus any accrued but unpaid interest and any unpaid liquidated damages or under certain conditions, the Company may redeem the amount at 120% of the face amount in cash, or redeem through the issuance of shares of common stock at the lower of the existing conversion price or 90% of the volume weighted average price, as stipulated in the agreement.

     The investors also were issued 333,333, 166,667 and 172,667 five-year warrants to purchase additional shares of the Company's common stock at $4.00, $6.00 and $7.00 per share, respectively.

     These warrants were valued at $3,143,000 using the Black-Scholes model, applying an interest rate of 4.85%, volatility of 98.4% dividends of 0% and a term of five years.

     The Company has recorded a debt discount related to the value of the beneficial conversion feature of the convertible term note of $723,270 which is amortizable on the interest method over the two year term of the debenture.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - SUBSEQUENT EVENTS - CONTINUED

     CONVERTIBLE DEBENTURES ISSUANCE - CONTINUED
     In accordance with EITF 00-27 and EITF 98-5, on a relative fair value basis, the warrants were recorded at a value of approximately $1,137,000. The beneficial conversion feature, utilizing an effective conversion price and market price of the common stock on the date of issuance of $2.00 and $6.00, per share, respectively, was valued at approximately $1,333,000 which was then limited to $723,000, the remaining undiscounted value of the convertible term note.

     Accordingly, the Company has recorded a debt discount related to the warrants of $1,137,000, the beneficial conversion feature of the convertible term note of $723,000 and for issuance costs paid to the issuer of $140,000, which amounts are amortizable utilizing the interest method over the two year term of the convertible term note.

     The Company had agreed to file a registration statement within forty-five days or September 22, 2006, covering the resale of the shares of common stock underlying the convertible debentures and warrants issued to the investors, and by October 15, 2006, to have such registration statement declared effective. The registration rights agreement with the investors provides for partial liquidated damages in the case that these registration requirements are not met. From the date of violation, the Company is obligated to pay liquidated damages of 2% per month of the outstanding amount of the convertible debentures, up to a total obligation of 24% of such obligation. The Company has not yet filed a registration statement regarding these securities. Accordingly, through March 31, 2007, the Company has incurred a liquidated damages obligation of approximately $250,000, none of which has been paid. The Company is obligated to pay 18% interest per annum on any damage amount not paid in full within 7 (seven) days. As of March 31, 2007, the Company is not able to file a registration statement and the holder has not yet waived its rights under this agreement. However, the Company has not received a default notice from the lender on these matters. EITF 05-04 view (C) allows the Company to account for the value of the warrants as equity and separately record the fair value of the registration right as a derivative liability. Until these liquidated damages are cured, the incurred liquidated damages and an estimate of future amount will be accounted for as a derivative liability by the Company under view (C).

     The investors may elect to participate in up to 50% of any subsequent financing of the Company by providing written notice of intention to the Company.

     The obligations of the Company in this financing transaction are secured by a first mortgage on certain property owned by the Company in Warrensburg, New York, a pledge of certain rights the Company has in securities of CCIG, guarantees by the Company's subsidiaries and liens on certain other property.

     PURCHASE OF HEATING OIL CONTRACTS
     During the period from July 28, 2006 to August 15, 2006 the Company entered into futures contracts for #2 heating oil to hedge a portion of its forecasted heating season requirements. The Company purchased 40 contracts through a broker for a total of 1,680,000 gallons of #2 heating oil at an average call price of $2.20 per gallon. Due to warmer than average temperatures through the heating season as of March 31, 2007, the Company has experienced a substantial drop in fuel consumption and price, resulting in a loss on these contracts.

     Through March 31, 2007, the Company has deposited a total of $923,017 in margin requirements with the broker and has realized a loss of $923,017 on 40 closed contracts representing 1,680,000 gallons.

     PURCHASE COMMITMENTS
     The Company is obligated to purchase #2 Heating Oil under various contracts with its suppliers. As of June 30, 2006, total open commitments under these contracts are approximately $1,680,000, representing 756,000 gallons and expire on various dates through the end of April 2007.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - SUBSEQUENT EVENTS - CONTINUED

     USA BIODIESEL LLC JOINT VENTURE
     On August 9, 2006, the "Company entered into a joint venture agreement with BioEnergy of America, Inc. ("BEA"), a privately-held Delaware corporation, for the purpose of producing biodiesel fuel using BEA's exclusive production process at plants to be constructed at truck stop plazas, home heating depots and terminals used to house petroleum products for distribution or resale. The joint venture will operate through USA Biodiesel LLC ("USA"), a New Jersey limited liability company in which the Company and BEA will each have a 50% membership interest. Each plant, when fully operational, will produce approximately 15 million gallons of biodiesel fuel per year. USA will pay all of the operating, production and processing expenses for each plant, including an annual use fee to the Company for use of the plant in the amount of $258,000, payable quarterly, commencing ninety days after the plant is fully operational. USA will operate the plants and the Company shall have the exclusive right to purchase all bio-diesel fuel produced at the plants.

     The Company's initial contribution to USA will be: (i) the costs of construction of each of the plants (estimated to be $1.5 million each) and related equipment necessary for operating the plants, all of which, after construction of the plants shall be owned by the Company; (ii) initial capital by means of a loan to USA for funding the operations of USA; (iii) the facilities at which the plants are to be constructed; and (iv) office facilities and access to office technology for the Company. BEA's initial contribution to USA will be: (i) the license design, engineering plans and technology and related costs and expenses necessary to construct and operate the plants at the facilities; (ii) access to equipment supplier purchase agreements for equipment for the plants; (iii) access to soy oil, methanol and other material purchasing agreements; (iv) for each plant constructed, six months of training consisting of three months during the construction of each of the plants and three months during initial full production; and (v) exclusive territorial rights to the manufacturing process to be used at the plants. There were no costs incurred by the Company through March 31, 2007.

     VELLA OPTION EXERCISE
     On August 25, 2006, Steven Vella, the Company's former Chief Financial Officer, elected to exercise 12,500 options with an exercise price of $4.36 that were granted to him on June 23, 2006, as part of a negotiated severance package. As a result of the option exercise, the Company received proceeds of $54,500.

     SEC FORMAL ORDER OF PRIVATE INVESTIGATION
     On September 7, 2006, the Company received a copy of a Formal Order from the SEC pursuant to which the Company, certain of its officers and a director were served with subpoenas requesting certain documents and information. The Formal Order authorizes an investigation of possible violations of the anti-fraud provisions of the federal securities laws with respect to the offer, purchase and sale of the Company's securities and the Company's disclosures or failures to disclose material information. The Company believes that it did not violate any securities laws and intends to cooperate fully with and assist the Commission in its inquiry. The scope, focus and subject matter of the SEC investigation may change from time to time and the Company may be unaware of matters under consideration by the SEC. The Company has produced and continues to produce responsive documents and intends to continue cooperating with the SEC investigation.

     CAPITAL LEASES FOR FIVE TRUCKS
     On September 8, 2006, the Company entered into a five year capital lease for five new oil delivery trucks, that were delivered during December 2006, for an aggregate purchase price of approximately $506,000.

     DIRECTOR AND OFFICER CHANGES
     On September 28, 2006, Gregory D. Frost, the Chief Executive Officer and Chairman of the Company, gave notice to the Board of Directors that he was taking an indefinite leave of absence as Chief Executive Officer of the Company and has resigned as Chairman of the Board. Mr. Frost remains with the Company and will continue to receive his compensation as provided under his employment agreement, and Mr. Frost will continue as a member of the Board of Directors and will be available to assist the Company's officers to help ensure an orderly transition.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - SUBSEQUENT EVENTS - CONTINUED

     DIRECTOR AND OFFICER CHANGES - CONTINUED
     Effective September 28, 2006, Mr. Christopher P. Westad, the acting Chief Financial Officer of the Company, was designated by the Board to serve as acting Chief Executive Officer. In connection with Mr. Westad's service as acting Chief Executive Officer, Mr. Westad stepped down, temporarily, as acting Chief Financial Officer. The Board designated Jeffrey S. Feld, the Company's Controller, as the acting Chief Financial Officer. Mr. Feld has been with the Company since September 1999. Mr. Westad's and Mr. Feld's compensation will not be immediately affected by their respective new positions with the Company, however the Company expects that the Compensation Committee of the Board will evaluate and make recommendations to the Board on adjustments to Mr. Westad's and Mr. Feld's compensation in light of their respective current responsibilities.

     VOLUNTARY NASDAQ DELISTING
     On October 4, 2006, the Company announced its intention to voluntarily delist the Company's common stock from the NASDAQ Capital Market, effective as of the start of trading on October 13, 2006. The Company's common stock is currently quoted on the Pink Sheets. The management of the Company has indicated that the Company will apply for listing on the OTC Bulletin Board as soon as practicable following the filing of it's annual report on Form 10-K for the year ended June 30, 2006 and its quarterly reports on form 10-Q for the periods ended September 30, 2006 and Decemeber 31, 2006.

     PURCHASE OF HORSHAM FRANCHISE
     On December 13, 2006, the Company purchased the assets of its Horsham franchise from Able Oil Montgomery, Inc., a non- related party, for $764,175. Able Oil Montgomery is a full service retail fuel oil and service company located in Horsham, Pennsylvania, which until this acquisition, was a franchise operation of the Company and an entity to whom the Company sold #2 heating oil. The purchase price was allocated as shown below. This purchase price allocation has not been finalized and represents management's best estimate.

                        Description               Fair Value
          -------------------------------------   ----------
          HVAC parts and tools                    $   28,000
          Furniture and fixtures                       5,000
          Vehicles                                    34,000
          Customer lists - Fuel distribution         500,000
          Customer list - HVAC business              197,175
                                                  ----------
             Total                                $  764,175
                                                  ==========

     The purchase price was paid as follows:

                Down payment                      $  128,000
                Note to seller                       345,615
                Note payable to seller               269,480
                Accounts receivable from seller       21,080
                                                  ----------
                   Total                          $  764,175
                                                  ==========

     The purchase agreement called for a down payment by the Company of $128,000, a 5 year, 7.0% per annum note in favor of the seller in the amount of $345,615 and the offset of money owed by the seller to the buyer of $290,560. Separately, the sellers paid to the Company $237,539 of monies collected in advance by Able Oil Montgomery.

     In addition, Able entered into a consulting agreement with Drew Schmidt, the owner of Able Oil Montgomery Inc., to assist Able with the transition and on going development of the Horsham business. The term of this agreement runs from December 13, 2006 to April 14, 2007 at a rate of $6,000 per month.

     FUEL SUPPLY CONTRACT
     In December 2006, the Company entered into a Fuel Purchase agreement with All American. Under the agreement the Company pre-paid $350,000 to All American in exchange for fuel purchased pursuant to this agreement to be provided by All American at a $.05 per gallon discount from the Newark, New Jersey daily spot market price. All American has satisfied its obligations under this agreement as of January 12, 2007.

                       ABLE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - SUBSEQUENT EVENTS - CONTINUED

     INCREASE IN COMMON SHARES AUTHORIZED
     On August 29, 2006, the stockholders approved an increase in authorized shares of common stock from 10,000,000 to 75,000,000 shares.

     PURCHASE OF PROPERTY AND EQUIPMENT
     On July 20, 2006, the Company entered into an agreement with its software vendor to equip all of its oil delivery trucks with a wireless system. This wireless system will enable the Company to download routing logistics to each truck for its oil deliveries and the capability to upload the completed delivery information into the Company sub-ledger software. The total cost of the wireless software and installation was approximately $200,000.

     CANCELLED STOCK OPTIONS
     On July 31, 2006, an option was granted to Frank Nocito, a Vice President and stockholder of the Company, to purchase 50,000 shares of common stock of the Company at a price of $4.55 per share. Thereafter, in error, the Company issued the shares to Mr. Nocito. Mr. Nocito had not formally exercised the option, nor had he paid Able the cash consideration for the shares. Mr. Nocito returned the stock certificates to the Company and the shares were cancelled by the transfer agent.

     On October 7, 2006, Mr. Nocito and the Company agreed to cancel the option and further, Mr. Nocito agreed in writing to waive any and all rights that he had to the option. The option was then cancelled and deemed null and void.

     CREDIT CARD RECEIVABLE FINANCING
     On March 20, 2007, the Company entered into a credit card receivable advance agreement with Credit Cash, LLC ("Credit Cash") whereby Credit Cash agreed to loan the Company $1.2 million. The loan is secured by the Company's existing and future credit card collections.

     Terms of the loan call for a repayment of $1,284,000, which includes the finance charge of $84,000, over a seven-month period. This will be accomplished through Credit Cash withholding 18% of credit card collections of Able Oil Company and 10% of credit card collections of PriceEnergy.com, Inc. over the seven-month period beginning March 21, 2007. There are certain provisions in the agreement which allows Credit Cash to increase the withholding, if the amount withheld by Credit Cash over the seven-month period is not sufficient to satisfy the required repayment of $1,284,000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

As of March 31, 2007, the directors and executive officers of the Company are as follows:

                                                                                    Governance and
                                                         Compensation     Audit       Nominating
         Name            Age            Title              Committee    Committee      Committee
----------------------   ---            -----            ------------   ---------   --------------
Christopher P. Westad     53   Acting Chief Executive
                               Officer(1), President
                               and Director
John L.Vrabel             53   Chief Operating Officer
Jeffrey S. Feld           45   Acting Chief Financial
                               Officer; Controller (2)
Frank Nocito              59   Vice President Business
                               Development
Gregory D. Frost, Esq.    59   Director (3)
Mark Barbera              48   Director                        *                          **
Stephen Chalk             62   Director
Solange Charas            45   Director                       **             *
Edward C. Miller, Jr.     39   Director                                      *
Patrick O'Neill           47   Director                        *                          *
Alan E. Richards          70   Director                                     **            *

(1) Effective September 28, 2006, the Company's Board of Directors designated Christopher Westad as Acting Chief Executive Officer at which time Mr. Westad stepped down, temporarily, as Acting Chief Financial Officer.

(2) Effective September 28, 2006, the Company's Board of Directors designated Jeffrey S. Feld as Acting Chief Financial Officer.

(3) On September 28, 2006, Gregory Frost Esq. announced that he was taking an indefinite paid leave of absence as Chief Executive Officer and he resigned as Chairman of the Board. Mr. Frost continues to serve as a Director.

*    Member

**   Chair

     Set forth below is a brief background of the executive officers and directors of the Company, based on information supplied by them.

     CHRISTOPHER P. WESTAD became President of the Company in 1998, and a Director when the Company went public in 1999. His current employment contract runs through July 1, 2007. On September 28, 2006, he began serving as Acting Chief Executive Officer. He also served as the Company's Chief Financial Officer from 2000 to August 2005, and again from July 2006 through September 2006. Since September 1996, Mr. Westad had also served as the President of Able Propane until the sale of that subsidiary in March, 2004. From 1991 through 1996, Mr. Westad was Market Manager and Area Manager for Ferrellgas Partners, L.P., a company engaged in the retail sale and distribution of liquefied petroleum gas. From 1977 through 1991, Mr. Westad served in a number of management positions with RJR Nabisco. In 1975, Mr. Westad received a Bachelor of Arts in Business and Public Management from Long Island University, Southampton, New York. In connection with the March 2003 accident at the Company's Newton, New Jersey, facility, Mr. Westad entered into a pre-trial intervention agreement, conditioned on 250 hours of community service over a two-year period, which he is currently serving.

     JOHN L. VRABEL became Chief Operating Officer of the Company in August 2003. His current employment contract runs through July 1, 2007. From 2000 through the present, he served as Vice President Business Development of the Company's PriceEnergy subsidiary. From 1996 to 2000, Mr. Vrabel was Vice President of Business Development of Connective Holdings Vital Services, LLC, a subsidiary of Connective Holdings in the energy products and services sector. He received a B.A. from the University of Houston in 1976, and participated in an Executive MBA from Baldwin-Wallace College in 1982 and 1983.

     JEFFREY S. FELD became Acting Chief Financial Officer of the Company in September 2006 and served as Controller since 1999. From 1992 to 1999, he was Controller of Tramz Hotels, Inc a hotel management company located in Warren, New Jersey. Previously, Mr. Feld was employed as Controller for RMA Associates, a food service management company based out of Media, Pennsylvania. He received a B.S. in Accounting from Franklin Pierce University in Rindge, New Hampshire.

     FRANK NOCITO became Vice President Business Development in April 2005. Since 2003, Mr. Nocito has been Vice President of All American Plazas, Inc., ("All American") which owns and operates nine truck plazas located in Pennsylvania and Virginia. All American owns approximately 32% of the outstanding common stock of our Company. In 2003, Mr. Nocito, as Vice President of All American Industries Corp., acquired all of the issued and outstanding stock of All American. In 2004, Mr. Nocito and his wife created, for the benefit of their family members, including seven children, the Chelednik Family Trust, and approximately 85% of the issued and outstanding stock of All American are beneficially owned by the Trust. In 2002, as a consultant to two start-up corporations, American Truck Stop of Belmont Inc. and American Truck Stop of Carney Inc., Mr. Nocito assisted the new entities in acquiring two truck plazas located in the Northeast. Subsequent to the purchase of these two truck plazas, he became in November 2003, and remains, a vice president of both corporations. In 2001, Mr. Nocito was employed by WDF/Keyspan, Inc., as a supervisor in charge of multi-million dollar conversion projects for the New York City School System, converting school facilities from coal to oil and gas systems. In 1996, under cover of a 1994 sealed indictment that had never been acted upon, an indictment was issued against Mr. Nocito for conspiracy to commit money laundering. The charge was the result of his political activities as part of the Republican Party and events arising out of the United States Government's support of the Nicaraguan Government under the Sandinista regime. In late 1998, Mr. Nocito accepted a plea offer that resulted in his serving a 19-month detention plus three years probation, which ended May 2004. Mr. Nocito's educational background includes his attending Syracuse University, Marymount College/Fordham University and Nova University.

     GREGORY D. FROST, ESQ. became General Counsel and a Director of the Company in April 2005. Mr. Frost served as CEO and Chairman from October 2005 until September 28, 2006. From 1974 to the present, he has been a practicing attorney in the State of New York and from 1999 until October of 2005, he was a partner of the law firm of Ferber Frost Chan & Essner, LLP (formally known as Robson Ferber Frost Chan & Essner LLP) which has in the past performed, and continues to perform, legal services for the Company. Mr. Frost's main areas of practice have been and continue to be mergers and acquisitions, and general corporate and securities matters. From 1975 through 1980, he was Assistant General Counsel at The Singer Company and RH Macy & Co. Thereafter, Mr. Frost spent approximately 12 years as a partner of the law firm of Bower & Gardner, managing their corporate and securities department. In 1970, Mr. Frost received a B.A. degree from New York University (Stern School). He received his Juris Doctorate in 1973 from New York Law School, and in 1979 obtained a Master of Law Degree (LLM) in Corporate Law from New York University Law School.

     MARK BARBERA is a shareholder of Trautman Wasserman & Company Inc. Prior to joining Trautman Wasserman & Company in 1993, Mr. Barbera was founder, President and principal shareholder of Sphere Capital Corp., a registered broker-dealer. In addition to Sphere Capital, he ran Barbera & Associates, a financial and operational consulting firm serving the registered broker-dealer community. Mr. Barbera also worked with M.D. Sass Associates, a Registered Investment Advisor. Mr. Barbera began his career with the public accounting firm of Deloitte & Touche, LLP where he was an auditor and received his license to practice as a Certified Public Accountant in the State of New York. Mr. Barbera serves as the Acting Chief Financial Officer for numerous portfolio companies of Trautman Wasserman. Mr. Barbera earned his BA degree from The State University of New York at Buffalo where he graduated cum laude.

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

     SOLANGE CHARAS became a director of the Company in May 2005. In 2000, Ms. Charas founded Charas Consulting, Inc., which provides human resources consulting services. From 2002 though 2005, Ms. Charas was the Head of Human Resources for Benfield, Inc. In her role, she was responsible for all aspects of human resources for this organization. She is currently a retained consultant to Benfield. From 1999 to 2000, Ms. Charas was the Head of Human Resources for EURO RSCG Worldwide, an advertising firm, which is the largest division of France-based Havas Advertising. As Head of Human Resources, she was responsible for the creation and management of all HR programs on a worldwide basis for over 200 agencies which made up EURO RSCG. From 1996 to 1999, Ms. Charas was the National Director at Arthur Andersen, where she led all activities promoting a consulting product she was instrumental in creating for the firm. From 1995 to 1996, Ms. Charas was the leader of the International Compensation Team at Towers Perrin and a Senior Consultant with respect to international compensation at the Hay Group. Ms. Charas received an undergraduate degree in International Political Economy from University of California at Berkeley in 1982, and an MBA in Accounting and Finance from Cornell University's Johnson School of Management in 1988.

     EDWARD C. MILLER, JR. has served as a Director of the Company since 1999. Mr. Miller has served in several marketing positions since 1999 and currently serves as the Chief Marketing Officer for the law firm of Norris, McLaughlin & Marcus, P.A., located in Somerville, New Jersey. From 1991 to 1999, Mr. Miller served as Marketing Coordinator at the Morristown, New Jersey, law firm of Riker, Danzig, Scherer, Hyland & Perretti, LLP. Mr. Miller received a B.S. in Marketing Management from Syracuse University School of Management in 1991.

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

     ALAN E. RICHARDS became a Director of the Company in February 2005. Mr. Richards has served as the President of Sorrento Enterprises Incorporated, a forensic accounting firm, from its inception in 1979 to the present. Mr. Richards brings a diverse background and over 25 years of experience in financial services, including work with government agencies such as the United States Internal Revenue Service. Mr. Richards is a graduate of Iona College with a BBA in Finance.

COMPENSATION OF DIRECTORS
In fiscal 2006, for their service on the Board of Directors, the Company paid compensation in the amount of $15,000 in cash and granted stock options for 3,000 shares of the Company's common stock to its outside directors: Mr. O'Neill, Mr. Miller, Mr. Barbera, Mr, Chalk, Mr. Richards and Ms. Charas. For their services as Chairpersons, Ms. Charas, Mr. Richards and Mr. Barbera received an additional grant of 2,000 stock options; and Mr. Richards and Ms. Charas an additional $5,000 in cash payments.

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

                          REPORT OF THE AUDIT COMMITTEE

The following Report of the Audit Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein. The charter of the Audit Committee of the Board, specifies that the purpose of the Committee is to assist the Board in its oversight of:

     o    The integrity of the Company's consolidated financial statements;
     o    The adequacy of the Company's system of internal controls;
     o    The Company's compliance with legal and regulatory requirements;
     o The qualifications and independence of the Company's independent registered public accountants; and
     o The performance of the Company's independent registered public accountants and of the Company's internal audit function.

In carrying out these responsibilities, the Audit Committee, among other things:

     o Monitors preparation of quarterly and annual financial reports by the Company's management;
     o Supervises the relationship between the Company and its independent registered public accountants, including: having direct responsibility for their appointment, compensation and retention; reviewing the scope of their audit services; approving audit and non-audit services; and confirming the independence of the independent registered public accountants; and
     o Oversees management's implementation and maintenance of effective systems of internal and disclosure controls, including review of the Company's policies relating to legal and regulatory compliance, ethics and conflicts of interests and review of the Company's internal auditing program.

The Committee met eight times during fiscal 2006. The Committee schedules its meetings with a view to ensuring that it devotes appropriate attention to all of its tasks. The Committee's meetings include, whenever appropriate, executive sessions with the Company's independent registered public accountants without the presence of the Company's management.

The Audit Committee serves in an oversight capacity and is not intended to be part of the Company's operational or managerial decision-making process. The Company's management is responsible for preparing the consolidated financial statements, and its independent registered public accountants are responsible for auditing those consolidated financial statements. The Audit Committee's principal purpose is to monitor these processes. In this context, the Audit Committee reviewed and discussed the audited consolidated financial statements with management and the independent registered public accountants. Management represented that the Company's consolidated financial statements were prepared in accordance with United States generally accepted accounting principles applied on a consistent basis, and the Audit Committee has reviewed and discussed the quarterly and annual earnings press releases and consolidated financial statements with management and the independent registered public accountants. The Audit Committee also discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as amended.

The Audit Committee discussed with the independent registered public accountants their independence from the Company and its management, including the matters, if any, in the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions With Audit Committees) and received from the independent registered public accountants. The Audit Committee also considered whether the independent registered public accountants provision of audit and non-audit services to the Company is compatible with maintaining the auditors' independence. The Audit Committee discussed with the Company's independent registered public accountants the overall scope and plans for their audit. The Audit Committee met with the independent registered public accountants, with and without management present, to discuss the results of their audit, the evaluations of the Company's internal controls, disclosure controls and procedures and the overall quality and integrity of the Company's financial reporting. Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board, and the Board has approved, that the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the year ended June 30, 2006, for filing with the Securities and Exchange Commission.

MEMBERS OF THE AUDIT COMMITTEE

Alan E. Richards, Chairman
Edward C. Miller, Jr.
Solange Charas

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

Based solely on a review of copies of the Forms 3, 4 and 5 received by the Company or representations from certain reporting persons, the Company believes that, during the year ended June 30, 2006, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were met in a timely manner, except in the following instances: (1) Frank Nocito failed to file a required Form 4 with respect to the August 2005 exercise of 50,000 options and the sale of 50,000 shares of common stock during June 2006; (2) Gregory Frost failed to file a required Form 4 with respect to the September 2005 exercise of 50,000 options and the sale of 50,000 shares of common stock during June 2006;
(3) Steven Vella failed to file a required Form 4 with respect to the June 2006 grant of 12,500 options.

ITEM 11. EXECUTIVE COMPENSATION

REPORT OF THE COMPENSATION COMMITTEE

The following Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report or the performance graphs by reference therein.

The members of the Compensation Committee are Solange Charas, Chairman, Patrick O'Neill, and Mark Barbera, none of whom are employees of the Company. The Compensation Committee has the authority to fix the Company's compensation arrangements with the Chief Executive Officer, Chief Operating Officer and the Chief Financial Officer and has the exclusive authority to grant options and make awards under the Company's equity compensation plans. Consistent with changes in the Delaware General Corporation Law in 2001, the Compensation Committee, from time to time, delegates to the Company's Chief Executive, Chief Operating Officer and the Chief Financial Officer the authority to grant a specified number of options to non-executive officers. The Compensation Committee also reviews the Company's compensation policies relating to all executive officers.

The Compensation Committee's goal is to develop executive compensation policies that offer competitive compensation opportunities for all executives which are based on personal performances, individual initiative and achievement, as well as assisting the Company in attracting and retaining qualified executives. The Compensation Committee also endorses the position that stock ownership by management and stock-based compensation arrangements are beneficial in aligning managements' and stockholders' interests in the enhancement of stockholder value.

Compensation paid to the Company's executive officers generally consists of the following elements: base salary, annual bonus and long-term compensation in the form of stock options and matching contributions under the Company's 401(k) Savings Plan. Compensation levels for executive officers of the Company was determined by a consideration of each officer's initiative and contribution to overall corporate performance and the officer's managerial abilities and performance in any special projects that the officer may have undertaken. Competitive base salaries that reflect the individual's level of responsibility are important elements of the Compensation Committee's executive compensation philosophy. Subjective considerations of individual performance are considered in establishing annual bonuses and other incentive compensation. In addition, the Compensation Committee considers the Company's financial position and cash flow in making compensation decisions.

The Company has certain broad-based employee benefit plans in which all employees, including the named executives, are permitted to participate on the same terms and conditions relating to eligibility and subject to the same limitations on amounts that may be contributed. During the year ended June 30, 2006, the Company also made matching contributions to the 401(k) Savings Plan for those participants.

MEMBERS OF THE COMPENSATION COMMITTEE

Solange Charas, Chairman
Patrick O'Neill
Mark Barbera

COMPENSATION TABLE

The following table sets forth certain summary information with respect to the compensation paid to the Company's former Chief Executive Officer, current Acting Chief Executive Officer, Chief Operating Officer and Chief Financial Officer for services rendered in all capacities to the Company for the fiscal years ended June 30, 2006, 2005, and 2004. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

                                             Annual Compensation                            Long-Term Compensation
                                 -------------------------------------------   ------------------------------------------------
                                                                  Other                       Securities
                                                                  Annual                      Underlying   LTIP
           Name and              Fiscal                        Compensation     Restricted     Options/    Pay-    All Other
      Principal Position          Year     Salary     Bonus        (1)         Stock Awards      SARs       out   Compensation
------------------------------   ------   --------   -------   ------------    ------------   ----------   ----   -------------
Gregory D. Frost                  2006    $216,900        --       $4,200           --               -/-     --            --
   Director (3)                   2005    $ 27,700        --           --           --         $50,000/0     --            --

Christopher P. Westad,            2006    $141,600        --           --           --                --     --            --
   Acting Chief Executive         2005    $136,479        --       $2,585           --               -/-     --     $40,640(2)
   Officer and President (4)      2004    $100,000   $13,877       $5,973           --         $15,000/0     --            --

John Vrabel,                      2006    $141,600        --       $6,000           --               -/-     --            --
   Chief Operating Officer        2005    $138,046        --       $6,000           --               -/-     --            --
                                  2004    $120,000        --       $6,000           --         $10,000/0     --            --

Steven M. Vella                   2006    $130,800        --       $5,000           --         $12,500/0     --            --
   Chief Financial Officer (5)

Frank Nocito                      2006    $120,000        --           --           --               -/-     --            --
   Vice President of Business     2005    $ 27,700        --           --           --         $50,000/0     --            --
     Development

(1) Represents car allowance and travel expense reimbursements pursuant to his employment agreement with the Company.
(2) Represents amounts paid to Mr. Westad related to board compensation of $20,000 and the market value of 2,000 shares issued to Mr. Westad of the Company's common stock valued on the date of issue.
(3) Mr. Frost served as Chief Executive Officer from August 13, 2005 to September 28, 2006.
(4) Mr. Westad served as Acting Chief Financial Officer from June 23, 2006 to September 28, 2006. Mr. Westad has served as Acting Chief Executive Officer since September 28, 2006.
(5) Mr. Vella served as Chief Financial Officer from Aug 15, 2005 to June 23, 2006.

OPTION GRANTS

                        OPTION GRANTS DURING FISCAL 2006

The following table sets forth information with respect to option grants to the named executive officers during fiscal 2006:

                              % of Total                                  Potential        Potential
                  Number of     Options     Exercise                     Realizable        Realizable
                   Options    Granted to     Price     Expiration      Value at Grant   Value at Grant
      Name         Granted     Employees   ($/Share)      Date         Date at 5% (1)   Date at 10% (2)
---------------   ---------   ----------   ---------   -------------   --------------   ---------------
Steven M. Vella     12,500       100%        $4.36     June 22, 2011       $15,057          $33,273

(1) The potential realizable value at grant date of options granted during fiscal year 2006 has been calculated using the assumption that the value of the stock will appreciate 5% per year during the option term from the grant price on the date of grant.

(2) The potential realizable value at grant date of options granted during fiscal year 2006 has been calculated using the assumption that the value of the stock will appreciate 10% per year during the option term from the grant price on the date of grant.

OPTION EXERCISES AND HOLDINGS

The following table sets forth, for each of the named executive officers named in the Summary Compensation Table above, information concerning the number and value of shares subject to both exercisable and unexercisable stock options as of June 30, 2006. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of our common stock as of June 30, 2006.

                 AGGREGATED OPTION EXERCISES DURING FISCAL 2006
                                       AND
                         OPTION VALUES AT JUNE 30, 2006

                         Number of
                          Shares                         Number of                Value of Unexercised
                         Acquired      Value            Unexercised                   In-the-Money
                           Upon      Realized     Options at June 30, 2006      Options at June 30, 2006
                         Exercise      Upon     ---------------------------   ---------------------------
Name                    of Options   Exercise   Exercisable   Unexercisable   Exercisable   Unexercisable
---------------------   ----------   --------   -----------   -------------   -----------   -------------
Gregory D. Frost          50,000     $432,000          --           --               --           --
Christopher P. Westad         --           --      30,000           --          $85,050           --
Frank Nocito              50,000     $507,500          --           --               --           --
Steven M. Vella               --           --      12,500           --          $16,625           --

EMPLOYMENT ARRANGEMENTS

Gregory D. Frost, on October 12, 2005, entered into a one-year employment agreement, as Chief Executive Officer of the Company at an annual salary of $250,000. The term of the agreement is automatically renewable and has been renewed through October 11, 2007. The annual salary is subject to periodic increases at the discretion of the Board of Directors. Mr. Frost is entitled to bonuses pursuant to his employment agreement if the Company meets certain financial targets based on sales, profitability and the achievement of certain goals as established by the Board of Directors or the Compensation Committee. Such bonuses, plus all other bonuses payable to the executive management of the Company, shall not exceed in the aggregate, a "Bonus Pool" which shall equal up to 20% of the Company's earnings before taxes ("EBT"), provided the Company achieves at least $1,000,000 of EBT in such bonus year. If the Company meets or exceeds $1,000,000 of EBT for that fiscal year, then the executive shall be entitled to 20% of such Bonus Pool. The employment agreement also provides for reimbursement of reasonable business expenses. In the event the agreement is terminated by Mr. Frost for reason, or by the Company for other than cause, death or disability, Mr. Frost shall receive a lump sum severance payment of one year's salary, and any unvested stock options shall be deemed to have vested at the termination date.

Christopher P. Westad has a three-year employment agreement, effective through July 1, 2007, as President of the Company at an annual salary of $141,600. The term of the agreement may be extended by mutual consent of the Company and Mr. Westad, and the annual salary is subject to periodic increases at the discretion of the Board of Directors. Mr. Westad is entitled to bonuses pursuant to his employment agreements if the Company meets certain financial targets based on sales, profitability and the achievement of certain goals as established by the Board of Directors or the Compensation Committee. Such bonuses, plus all other bonuses payable to the executive management of the Company, shall not exceed in the aggregate, a "Bonus Pool" which shall equal up to 20% of the Company's earnings before taxes ("EBT"), provided the Company achieves at least $1,000,000 of EBT in such bonus year. If the Company meets or exceeds $1,000,000 of EBT for that fiscal year, then the executive shall be entitled to 20% of such Bonus Pool. The employment agreement also provides for reimbursement of reasonable business expenses. In the event the agreement is terminated by Mr. Westad for reason, or by the Company for other than cause, death or disability, Mr. Westad shall receive a lump sum severance payment of one year's salary, and any unvested stock options shall be deemed to have vested at the termination date.

John L. Vrabel has a three-year employment agreement, effective through July 1, 2007, as Chief Operating Officer of the Company at an annual salary of $141,600. The term of the agreement may be extended by mutual consent of the Company and Mr. Vrabel, and the annual salary is subject to periodic increases at the discretion of the Board of Directors. Mr. Vrabel is entitled to bonuses pursuant to his employment agreements if the Company meets certain financial targets based on sales, profitability and the achievement of certain goals as established by the Board of Directors or the Compensation Committee. Such bonuses, plus all other bonuses payable to the executive management of the Company, shall not exceed in the aggregate, a "Bonus Pool" which shall equal up to 20% of the Company's earnings before taxes ("EBT"), provided the Company achieves at least $1,000,000 of EBT in such bonus year. If the Company meets or exceeds $1,000,000 of EBT for that fiscal year, then the executive shall be entitled to 20% of such Bonus Pool. The employment agreement also provides for reimbursement of reasonable business expenses. In the event the agreement is terminated by Mr. Vrabel for reason, or by the Company for other than cause, death or disability, Mr. Vrabel shall receive a lump sum severance payment of one year's salary, and any unvested stock options shall be deemed to have vested at the termination date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of March 31, 2007, the amount of the Company's common stock beneficially owned (unless otherwise indicated) by (i) each person known by the Company to own 5% or more of the Company's stock, (ii) each Director, (iii) each executive officer named in the Summary Compensation Table in Item 11 above, and (iv) all Directors and executive officers as a group.

                                    Aggregate Number of
                                    Shares Beneficially         Percent of Class
          Name and Address*              Owned (1)               Outstanding (2)
---------------------------------   -------------------         ----------------
Gregory D. Frost                         1,000,000        (3)         31.8%
Frank Nocito                             1,000,000        (5)         31.8%
Christopher P. Westad                       35,000        (4)          1.1%
Mark Barbera                                 5,000        (8)           **
Solange Charas                               5,000        (8)           **
Alan E. Richards                             5,000        (8)           **
Stephen Chalk                                3,000        (8)           **
Edward C. Miller, Jr.                        3,000        (8)           **
Patrick O'Neill                              3,000        (8)           **
John L.Vrabel                                2,300        (6)           **
Jeffrey S. Feld                                  0                      **
Officers and Directors as a Group
(11 persons)                             1,061,300        (7)         33.2%
All American Plazas, Inc.
1267 Hilltop Lane
Myerstown, PA  17067                     1,000,000        (9)         31.8%

* Unless otherwise indicated, the address for each stockholder is c/o Able Energy, Inc., 198 Green Pond Road, Rockaway, New Jersey 07866.

**   Represents less than 1% of the outstanding common stock.

----------
(1) The number of shares of common stock beneficially owned by each stockholder is determined under rules promulgated by the SEC. Under these rules, a person is deemed to have "beneficial ownership" of any shares over which that person has or shares voting or investing power, plus any shares that the person has the right to acquire within 60 days, including through the exercise of stock options. To our knowledge, unless otherwise indicated, all of the persons listed above have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

(2) The percentage ownership for each stockholder is calculated by dividing (a) the total number of shares beneficially owned by the stockholder on March 31, 2007 by (b) 3,141,423 shares (the number of shares of our common stock outstanding on March 31, 2007), plus any shares that the stockholder has the right to acquire within 60 days after March 31, 2007.

(3) Includes 1,000,000 shares owned by All American Plazas, Inc., of which Mr. Frost disclaims beneficial ownership. Approximately 85% of the outstanding common stock of All American Plazas, Inc., are beneficially held by the Chelednik Family Trust, of which Mr. Frost is a co-trustee. In addition, pursuant to an agreement between Mr. Frost and the Chelednik Family Trust, Mr. Frost, through Crystal Heights, LLC, an entity controlled by Mr. Frost and his wife, is the beneficial holder of the balance of the outstanding common stock of All American. See Note (9) below.

(4) Includes 5,000 shares owned outright and 30,000 shares which may be acquired upon the exercise of outstanding stock options.

(5) Includes 1,000,000 shares of All American Plazas, Inc., of which Mr. Nocito disclaims beneficial ownership. Mr. Nocito is Vice President of All American Plazas, Inc., and approximately 85% of the outstanding common stock of All American Plazas, Inc., are beneficially held by the Chelednik Family Trust, a trust established by Mr. Nocito and his wife for the benefit of their family members. See Note (9) below.

(6)  Includes 2,300 shares owned outright.

(7) Includes 7,300 shares owned by the officers and directors and 54,000 shares which may be obtained upon the exercise of outstanding options held by the officers and directors. Also includes 1,000,000 shares owned by All American Plazas, Inc., of which Messrs. Frost and Nocito disclaim beneficial ownership. See Note (9) below.

(8) Shares which may be acquired pursuant to currently exercisable stock options (or options that will become exercisable within sixty (60) days of March 31, 2007).

(9) Includes 1,000,000 shares owned by All American Plazas, Inc. Approximately 85% of the outstanding common stock of All American Plazas, Inc., are beneficially held by the Chelednik Family Trust, a trust established by Mr. Nocito and his wife for the benefit of their family members, of which Mr. Frost is a co-trustee. In addition, pursuant to an agreement between Mr. Frost and the Chelednik Family Trust, Mr. Frost, through Crystal Heights, LLC an entity controlled by Mr. Frost and his wife, is the beneficial owner of the balance of the outstanding common stock of All American.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                                              Number of securities
                                                                            remaining available for
                          Number of securities to     Weighted-average       future issuance under
                          be issued upon exercise     exercise price of    equity compensation plans
                          of outstanding options,   outstanding options,     (excluding securities
Plan Category               warrants and rights      warrants and rights    reflected in column (a))
                                    (a)                    (b)                        (c)
-----------------------   -----------------------   --------------------   -------------------------
Equity compensation
   plans not approved
   by security holders               -0-               Not applicable                 -0-
Equity compensation
   plans approved by
   security holders (1)            91,500                   $5.92                  1,822,250
                                   ------              ---------------             ---------
      Total                        91,500                   $5.92                  1,822,250
                                   ======              ===============             =========

(1) Includes the 1999 Employee Stock Option Plan, the 2000 Stock Bonus Plan, the 2000 Employee Stock Purchase Plan and the 2005 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

FISCAL 2006

ACQUISITION OF ALL AMERICAN

We entered into an asset purchase agreement with All American in June 2005, pursuant to which we agreed to acquire substantially all of All American's assets and assume all liabilities of All American other than mortgage debt liabilities. In exchange for these assets, we have agreed to issue to All American 11,666,667 restricted shares of our common stock. Our stockholders approved this transaction with All American at a special meeting held on August 29, 2006, and the transaction is expected to close by the end of our 2007 fiscal year (June 30, 2007). At the close of business on March 31, 2007, the value of the shares to be issued to All American was $26.25 million (based on the closing price of $2.25 on that date).

All American currently owns approximately 32% of our outstanding shares. Approximately 85% of the outstanding common stock of All American are beneficially held to the Chelednik Family Trust by Mr. Frank Nocito, our Vice President of Business Development, and his wife, Sharon Chelednik, for the benefit of their family members, including seven children. Mr. Nocito is also a Vice President of All American. In addition, pursuant to an agreement between the Chelednik Family Trust and Gregory Frost, one of our directors and our former Chief Executive Officer ("CEO") and Chairman, through an entity controlled by him (Crystal Heights, LLC), is also the beneficial holder of balance of the outstanding common stock of All American. Mr. Frost and Jonathan Austern are co-trustees of the Chelednik Family trust.

ALL AMERICAN FINANCING

On June 1, 2005, All American completed a financing that, if the acquisition of All American is consummated, may impact the Company. Pursuant to the terms of the Securities Purchase Agreement (the "Agreement") among All American and certain purchasers ("Purchasers"), the Purchasers loaned All American an aggregate of $5,000,000, evidenced by Secured Debentures dated June 1, 2005 (the "Debentures"). The Debentures are due and payable on June 1, 2007, subject to the occurrence of an event of default, with interest payable at the rate per annum equal to LIBOR for the applicable interest period, plus 4% payable on a quarterly basis on April 1st, July 1st, October 1st and January 1st, beginning on the first such date after the date of issuance of the Debentures. Upon the acquisition of All American and the Company's board approving the transfer of the debt that would also require the transfer of additional assets into All American as consideration for the Company to assume the debt, then the Debentures are convertible into shares of our common stock at a conversion rate of the lesser of (i) the purchase price paid by us for each share of All American common stock in the acquisition, or (ii) $3.00, subject to further adjustment as set forth in the agreement.

The loan is secured by real estate property owned by All American in Pennsylvania and New Hampshire. Pursuant to the Agreement, these Debentures are in default, as All American has not completed the merger with the Company prior to the expiration of the 12-month anniversary of the Agreement. Pursuant to the Additional Investment Right (the "AIR Agreement") among All American and the Purchasers, the Purchasers may loan All American up to an additional $5,000,000 of secured convertible debentures on the same terms and conditions as the initial $5,000,000 loan, except that the conversion price will be $4.00.

If we consummate the acquisition of All American, upon such consummation, we will assume the obligations of All American under the Agreement, the Debentures and the AIR Agreement through the execution of a Securities Assumption, Amendment and Issuance Agreement, Registration Rights Agreement, Common Stock Purchase Warrant Agreement and Variable Rate Secured Convertible Debenture Agreement, each between the Purchasers and us (the "Able Energy Transaction Documents"). Such documents provide that All American shall cause the real estate collateral to continue to secure the loan, until the earlier of full repayment of the loan upon expiration of the Debentures or conversion by the Purchasers of the Debentures into shares of our common stock at a conversion rate of the lesser of (i) the purchase price paid by us for each share of All American common stock in the acquisition, or (ii) $3.00, (the "Conversion Price"), subject to further adjustment as set forth in the Able Energy Transaction Documents. However, the Conversion Price with respect to the AIR Agreement shall be $4.00. In addition, the Purchasers shall have the right to receive five-year warrants to purchase 2,500,000 of our common stock at an exercise price of $3.75 per share. Pursuant to the Able Energy Transaction Documents, we shall also have an optional redemption right (which right shall be mandatory upon the occurrence of an event of default) to repurchase all of the Debentures for 125% of the face amount of the Debentures plus all accrued and outstanding interest, as well as a right to repurchase all of the Debentures in the event of the consummation of a new financing in which we sell securities at a purchase price that is below the Conversion Price. It is currently contemplated that if the Able/All American transaction is consummated, the stockholders of All American will escrow a sufficient number of shares to satisfy the conversion of the $5,000,000 in outstanding Debentures in full.

On July 27, 2005, as amended and restated on May 11, 2006, we made a loan to All American in the amount of $1,730,000, bearing interest at the rate of LIBOR plus 4% per annum. All payments of principal and accrued interest were originally due and payable in full by July 11, 2006. However, we have consented to an extension of the repayment of principal and interest to June 15, 2007. This loan is secured by certain real estate of All American and a second lien on 1,000,000 shares of our common stock held by All American, which shares are subject to a first lien held by our former CEO.

OTHER TRANSACTIONS

We entered into a two-year consulting agreement with our former CEO on February 16, 2005, which provides for annual fees to our former CEO of $60,000, paid in equal monthly installments. The former CEO was paid $60,000 related to this agreement during the year ended June 30, 2006. Under this consulting agreement, we also granted to the former CEO options immediately exercisable to purchase 100,000 shares of our common stock at $4.00 per share.

On February 22, 2005, we borrowed $500,000 from Able Income Fund, LLC ("Able Income"), which is partially-owned by our former CEO, Timothy Harrington. The loan from Able Income bears interest at the rate of 14% per annum payable interest only in the amount of $5,833 per month with the principal balance and any accrued unpaid interest due and payable on May 22, 2005. The Note was secured by a mortgage on property located in

Warrensburg Industrial Park, Warrensburg, New York, owned by Able Energy New York, Inc. Able Income agreed to surrender the note representing this loan as of September 30, 2005, in exchange for 57,604 shares of our common stock (based on a conversion price equal to 80% of the average closing price of our common stock during the period October 3, 2005 to October 14, 2005). Note conversion expense of $125,000 was recorded during the year ended June 30, 2006 related to this transaction. Interest expense related to the note payable paid to Able Income Fund during the fiscal years ended June 30, 2006 and 2005 was $17,499 and $22,499, respectively.

On February 27, 2006 the Company entered into a consulting agreement with Able Income Fund LLC of which Timothy Harrington (former CEO) is an owner. Consulting expense related to this agreement for fiscal year ended 2006 was $17,833.

In connection with two loans agreements entered into in May 2005, we paid fees of $167,500 to Unison Capital Corporation, which is owned by Frank Nocito, a beneficial stockholder and our Vice President - Business Development. Subsequently, Unison agreed to reimburse the fees to us in monthly installments plus interest at 6% per annum, under a note due on September 29, 2006. The note maturity has been extended to May 2, 2007. As of June 30, 2006, interest is due in the amount of $11,730 with the principal being due in full on May 2, 2007.

During the year ended June 30, 2006, the Company paid consulting fees amounting to approximately $54,000 to a company owned by Stephen Chalk, a member of our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by the independent public accounting firms of Marcum & Kliegman LLP and Simontacchi & Company, LLP for the Company during the year ended June 30, 2006 and Simontacchi & Company, LLP for the year ended June 20, 2005.

                                     For the Year Ended June 30,
                                     ---------------------------
                                           2006       2005
                                         --------   --------

                Audit Fees (1)           $655,147   $104,913
                Tax Fees (2)               15,000     11,874
                All Other Fees (3)        129,302     79,039
                                         --------   --------
                Total                    $799,449   $195,826
                                         ========   ========

     (1) These are fees for professional services performed for the audit of the Company's annual consolidated financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements.
     (2) Principally fees for preparation of the Company's federal and state corporate tax returns.
     (3)  Principally fees for SEC inquiries.

The Audit Committee reviews and pre-approves all audit, review or attest engagements of, and non-audit services to be provided by, the independent registered public accounting firm (other than with respect to the de minimis exception permitted by the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated thereunder). The Audit Committee pre-approved all auditing services and permitted non-audit services rendered by Marcum & Kliegman LLP and Simontacchi & Company, LLP for the year ended June 30, 2006 and Simontacchi & Company, LLP for the year ended June 30, 2005.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS

The following Exhibits are filed as part of this Report:

Exhibit
Number    Description
-------   -----------
3.1 Articles of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, SEC File No. Number 333-51909, filed with the Securities and Exchange Commission ("SEC") on July 15, 1998 (the "1998 Form SB-2")).

3.2 By-Laws of Registrant (incorporated herein by reference to Exhibit 3.2 to the 1998 Form SB-2).

4.1       Specimen Common Stock Certificate (incorporated herein by reference to
          Exhibit 4.21 to Amendment No. 3 to the Company's Registration Statement on Form SB-2, SEC File No. Number 333-51909, filed with the SEC on May 17, 1999 (the "Amendment No. 3 to the 1998 Form SB-2")).

4.2 Able Energy, Inc. 2000 Employee Stock Purchase Plan (incorporated herein by reference to the Company's Definitive Proxy Statement on
          Schedule 14A filed with the SEC on May 30, 2000).

4.3 Able Energy, Inc. 2005 Incentive Stock Plan (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K. dated May 25, 2005, filed with the SEC on June 1, 2005 (the "May 2005 Form 8-K")).

4.4 Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the May 2005 Form 8-K).

4.5 Form of Employee Nonstatutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the May 2005 Form 8-K).

4.6 Form of Nonstatutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to the May 2005 Form 8-K).

4.7 Form of Consultant Nonstatutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.4 to the May 2005 Form 8-K).

4.8       Form of Stock Award Agreement (incorporated herein by reference to
          Exhibit 10.5 to the May 2005 Form 8-K).

4.9 Form of Restricted Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.6 to the May 2005 Form 8-K).

4.10 Form of Secured Debenture, made as of June 1, 2005, by All American Plazas, Inc., Yosemite Development Corp. and Mountainside Development, LLC in favor of the Purchasers named therein (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, dated June 7, 2005, filed with the SEC on June 10, 2005 (the "June 2005 Form 8-K")).

4.11      Additional Investment Right (incorporated herein by reference to
          Exhibit 99.3 to the June 2005 Form 8-K).

4.12 Form of Registration Rights Agreement by and among the Purchasers named therein and the Company (incorporated herein by reference to Exhibit 99.5 to the June 2005 Form 8-K).

4.13 Form of Common Stock Purchase Warrant Agreement (incorporated herein by reference to Exhibit 99.6 to the June 2005 Form 8-K).

4.14 Form of Variable Rate Secured Convertible Debenture made by the Company in favor of the holder thereof (incorporated herein by reference to Exhibit 99.7 to the June 2005 Form 8-K).

4.15 Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.2 to the 1998 Form SB-2).

4.16 Able Energy, Inc. 2000 Employee Stock Bonus Plan (incorporated herein by reference to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on May 30, 2000).

4.17 Form of Variable Rate Convertible Debenture, dated July 12, 2005, made by the Company in favor of the holder thereof (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, dated July 14, 2005, filed with the SEC on July 15, 2005 (the "July 2005 Form 8-K")).

4.18 Form of Registration Rights Agreement, dated as of July 12, 2005, by and among the Company and the purchasers signatory thereto (incorporated herein by reference to Exhibit 99.3 to the July 2005 Form 8-K).

4.19 Form of Common Stock Purchase Warrant Agreement (incorporated herein by reference to Exhibit 99.4 to the July 2005 Form 8-K).

4.20 Promissory Note dated July 21, 2005 made by All American Plazas, Inc. in favor of the Company (incorporated herein by reference to Exhibit
          10.5 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2005 (the "2005 First Quarter Form 10-Q").

4.21 Subscription Agreement, dated as of September 30, 2005, between the Company and the holder of a promissory note, dated February 22, 2005, issued to the Subscriber by the Company (incorporated herein by reference to Exhibit 10.7 to the 2005 First Quarter Form 10-Q).

4.22 Form of Secured Debenture, dated January 20, 2006, made by All American in favor of the Purchasers (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, dated January 20, 2006, filed with the SEC on January 23, 2006 (the "January 2006 Form 8-K")).

4.23 Form of Additional Investment Right (incorporated herein by reference to Exhibit 99.3 to the January 2006 Form 8-K).

4.24 Promissory Note, dated July 6, 2006, made by All American Plazas, Inc. in favor of the Company (incorporated herein by reference to Exhibit
          10.9 to the Current Report on Form 8-K, dated June 30, 2006, filed with the SEC on July 7, 2006 (the "June 2006 Form 8-K")).

4.25 Common Stock Purchase Warrant, dated June 30, 2006, issued by Able Energy, Inc. to Laurus Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.3 to the June 2006 Form 8-K).

4.26 Convertible Term Note, dated June 30, 2006, made by Able Energy, Inc. in favor of Laurus Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.2 to the June 2006 Form 8-K).

4.27 Registration Rights Agreement, dated June 30, 2006, between Able Energy, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.4 to the June 2006 Form 8-K).

4.28 Form of Variable Rate Secured Debenture (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated August 8, 2006, filed with the SEC on August 14, 2006 (the "August 2006 Form 8-K")).

4.29 Registration Rights Agreement, dated as of August 8, 2006, by and among the Company and the Purchasers named therein (incorporated herein by reference to Exhibit 4.2 to the August 2006 Form 8-K).

4.30 Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.3 to the August 2006 Form 8-K).

10.1 Lease of Company's Facility at 344 Route 46, Rockaway, New Jersey (incorporated herein by reference to Exhibit 10.3 to the 1998 Form SB-2).

10.2 Form of employment agreement between the Company and Christopher P. Westad (incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to the Company's Registration Statement on Form SB-2, SEC File No. Number 333-51909, filed with the SEC on April 15, 1999 ("Amendment No. 2 to the 1998 Form SB-2").

10.3 Franchise Agreement, dated December 31, 1998, between the Company and Andrew Schmidt (incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to the 1998 Form SB-2).

10.4 Stock Purchase Agreement, dated as of December 31, 1998, between the Company and Andrew Schmidt (incorporated herein by reference to Exhibit 10.20 to Amendment No. 2 to the 1998 Form SB-2).

10.5 Pledge and Security Agreement, dated December 31, 1998, between the Company and Andrew Schmidt (incorporated herein by reference to Exhibit 10.21 to Amendment No. 2 to the 1998 Form SB-2).

10.6 9.5% Promissory Note, dated December 31, 1998, made by Andrew Schmidt in favor of the Company (incorporated herein by reference to Exhibit
          10.22 to Amendment No. 2 to the 1998 Form SB-2).

10.7 Employment Agreement with Christopher P. Westad, dated as of July 1, 2004 (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended June 30, 2004 (the "2004 Form 10-K")).

10.8 Employment Agreement with John Vrabel, dated as of July 1, 2004 (incorporated herein by reference to Exhibit 10.4 to the 2004 Form 10-K).

10.9 Consulting Agreement, dated as of February 16, 2005, by and between the Company and Timothy Harrington (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated February 16, 2005, filed with the SEC on February 23, 2005).

10.10 Loan and Security Agreement, dated as of May 13, 2005, between the Company, Able Oil Company, Able Energy New York, Inc. Able Oil Melbourne, Inc., Able Energy Terminal, LLC and Able Propane, LLC (as borrowers) and Entrepreneur Growth Capital LLC (incorporated herein by reference to Exhibit 10.26 to the Company's annual report on Form 10-K for the year ended June 30, 2005 (the "2005 Form 10-K")).

10.11 Promissory Note, dated May 13, 2005, made by the Company in favor of Northfield Savings Bank, (incorporated herein by reference to Exhibit
          10.27 to the 2005 Form 10-K.

10.12 Securities Purchase Agreement, by and among All American Plazas, Inc., dated as of June 1, 2005 (incorporated herein by reference to Exhibit
          99.1 to the June 2005 Form 8-K).

10.13 Form of Securities Assumption, Amendment and Issuance Agreement by and among the Purchasers named therein and the Company (incorporated herein by reference to Exhibit 99.4 to the June 2005 Form 8-K).

10.14 Stock Purchase Agreement, by and between the Sellers named therein and the Company, dated as of June 16, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 16, 2005, filed with the SEC on June 16, 2005).

10.15 USA Biodiesel LLC Operating Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 9, 2006, filed with the SEC on August 15, 2006).

10.16     1999 Employee Stock Option Plan (incorporated herein by reference to
          Exhibit 10.2 to Amendment No. 2 to the 1998 Form SB-2).

10.17 Asset Purchase Agreement, dated March 1, 2004, by and among the Company, Able Propane Co., LLC, Christopher Westad, and Timothy Harrington, Liberty Propane, L.P. and Action Gas Propane Operations, LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 16, 2004, filed with the SEC on March 16, 2004).

10.18 Employment Agreement with Timothy Harrington, dated as of July 1, 2004 (incorporated herein by reference to Exhibit 10.6 to the 2004 Form 10-K).

10.19 Securities Purchase Agreement, dated as of July 12, 2005, among the Company and the purchasers signatory thereto (incorporated herein by reference to Exhibit 99.1 to the July 2005 Form 8-K).

10.20 Employment Agreement, dated as of October 13, 2005, between the Company and Gregory D. Frost (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, dated October 13, 2005, filed with the SEC on October 19, 2005).

10.21 Amendment Agreement, dated as of November 16, 2005, by and among the Company and the holders signatory thereto (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, dated November 14, 2005, filed with the SEC on November 18, 2005).

10.22 Securities Purchase Agreement, by and among All American and the Purchasers, dated as of January 20, 2005 (incorporated herein by reference to Exhibit 99.1 to the January 2006 Form 8-K).

10.23 Form of Security Agreement, dated as of January 20, 2006, by and between St. John's Realty Corporation and Lilac Ventures Master Fund Ltd., as agent for the Secured Parties listed therein (incorporated herein by reference to Exhibit 99.4 to the January 2006 Form 8-K).

10.24 Loan Agreement, dated as of January 20, 2006, by and between All American Plazas, Inc., St. John's Realty Corporation, Lilac Master Ventures Fund, Ltd. and the Purchasers listed there (incorporated herein by reference to Exhibit 99.5 to the January 2006 Form 8-K).

10.25 Securities Purchase Agreement between Able Energy, Inc. and Laurus Master Fund, Ltd. dated June 30, 2006 (incorporated herein by reference to Exhibit 10.1 to the June 2006 Form 8-K).

10.26 Subsidiary Guaranty dated June 30, 2006 of Able Oil Co., Able Propane Co, LLC, Able Energy New York, Inc., Abel Oil Melbourne, Inc., Able Energy Terminal, Inc., Priceenergy.com, Inc. and Priceenergy.com and Franchising, LLC (incorporated herein by reference to Exhibit 10.5 to the June 2006 Form 8-K).

10.27 Loan Agreement, dated July 5, 2006, by and between the Company and All American Plazas, Inc. (incorporated herein by reference to Exhibit
          10.8 to the June 2006 Form 8-K).

10.28 Securities Purchase Agreement, dated as of August 8, 2006, by and among the Company and the Purchasers (incorporated herein by reference to Exhibit 10.1 to the August 2006 Form 8-K).

10.29 Security Agreement, dated as of August 8, 2006, by and among the Company, the Company's subsidiaries and the Purchasers (incorporated herein by reference to Exhibit 10.2 to the August 2006 Form 8-K).

14.1 Code of Business Conduct and Ethics (incorporated herein by reference to Appendix C to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on June 17, 2004)

16.1 Letter to SEC from Simontacci & Company LLP, dated January 9, 2006 (incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K, dated January 4, 2006, filed with the SEC on January 9, 2006).

16.2 Letter to SEC from Simontacci & Company LLP, dated July 26, 2006 (incorporated herein by reference to Exhibit 16.2 to Amendment No. 2 on Form 8-K/A to the Company's Current Report on Form 8-K, dated January 4, 2006, filed with the SEC July 26, 2006).

21.1      List of Subsidiaries of Registrant*

31.1      Certification by Chief Executive Officer pursuant to Sarbanes-Oxley
          Section 302*

31.2      Certification by Chief Financial Officer pursuant to Sarbanes-Oxley
          Section 302*

32.1      Certification by Chief Executive Officer pursuant to 18 U.S. C.
          Section 1350*

32.2      Certification by Chief Financial Officer pursuant to 18 U.S. C.
          Section 1350*

FINANCIAL STATEMENT SCHEDULES

None.

----------
*    Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 11, 2007           Able Energy, Inc.


                                By: /s/ Christopher P. Westad
                                    --------------------------------------------
                                    Christopher P. Westad
                                    Acting Chief Executive Officer and President

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                Title                         Date
---------                                -----                         ----


/s/ Christopher P. Westad  Acting Chief Executive Officer,        April 11, 2007
-------------------------  President and Director
Christopher P. Westad      (Principal Executive Officer)


/s/ John L. Vrabel         Chief Operating Officer                April 11, 2007
-------------------------
John L. Vrabel


/s/ Jeffrey S. Feld        Acting Chief Financial Officer         April 11, 2007
-------------------------
Jeffrey S. Feld


/s/ Frank Nocito           Vice President of Business Development April 11, 2007
-------------------------
Frank Nocito


/s/ Mark Barbera           Director                               April 11, 2007
-------------------------
Mark Barbera


/s/ Stephen Chalk          Director                               April 11, 2007
-------------------------
Stephen Chalk


/s/ Solange Charas         Director                               April 11, 2007
-------------------------
Solange Charas


/s/ Gregory D. Frost       Director                               April 11, 2007
-------------------------
Gregory D. Frost


/s/ Edward C. Miller, Jr.  Director                               April 11, 2007
-------------------------
Edward C. Miller, Jr.


/s/ Patrick O'Neill        Director                               April 11, 2007
-------------------------
Patrick O'Neill


/s/ Alan E. Richards       Director                               April 11, 2007
-------------------------
Alan E. Richards