Form 10-Q
period 2006-09-30
ABLE ENERGY INC
filed 2007-07-24
CIK 1065728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2006

or

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
☐    Yes    ☒    No

As of June 30, 2007, 14,808,090 shares of common stock, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.

ABLE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q

For the Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	JUNE 30,
	2006	2006
	(Unaudited)
ASSETS
Current Assets:
Cash	$3,920,999	$2,144,729
Accounts receivable, net of allowance for doubtful accounts of
$516,315 and $462,086, at September 30, 2006 and
June 30, 2006, respectively	3,178,157	3,414,894
Due from broker	881,173	-
Inventories	1,008,027	675,987
Notes receivable - current portion	400,579	400,579
Prepaid expenses and other current assets	634,214	528,788

Total Current Assets	10,023,149	7,164,977

Property and equipment, net	4,507,654	4,414,051
Notes receivable - less current portion	725,000	725,000
Intangible assets, net	304,144	326,658
Deferred financing costs, net	308,934	150,264
Prepaid acquisition costs	225,000	225,000
Security deposits	84,918	84,918
Total Assets	$16,178,799	$13,090,868

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$1,017,816	$1,231,640
Notes payable, current portion	77,430	76,181
Capital leases payable, current portion	304,215	314,145
Convertible debentures and note payable, net of unamortized
debt discounts of $2,703,676 and $70,368 as of September 30, 2006
and June 30, 2006, respectively	258,041	62,132
Accounts payable and accrued expenses	2,878,394	2,298,937
Fuel derivative contracts	562,753	-
Customer pre-purchase payments	5,927,361	3,336,833
Unearned revenue	261,266	277,426

Total Current Liabilities	11,287,276	7,597,294

Notes payable, less current portion	3,156,343	3,176,175
Capital leases payable, less current portion	573,572	645,313

Total Long Term Liabilities	3,729,915	3,821,488

Total Liabilities	15,017,191	11,418,782

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
Preferred Stock; par value $.001, authorized 10,000,000 shares;
issued - none		-
Common Stock; $.001 par value; 75,000,000 and 10,000,000 shares authorized;
at September 30, 2006 and June 30, 2006, respectively
3,141,423 and 3,128,923 shares issued and outstanding
at September 30, 2006 and June 30, 2006, respectively	3,141	3,129
Additional paid in capital	17,885,048	14,812,723
Accumulated deficit	(12,678,836)	(11,038,961)
Accumulated other comprehensive loss	(562,753)	-
Notes and loans receivable - related parties	(3,484,992)	(2,104,805)

Total Stockholders' Equity	1,161,608	1,672,086

Total Liabilities and Stockholders' Equity	$16,178,799	$13,090,868

See accompanying notes to these condensed consolidated financial statements.

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,

	2006	2005
		(Restated)
		(Note 5)

Net Sales	$12,835,553	$13,133,065

Cost of Sales (exclusive of depreciation and amortization
shown separately below)	11,641,623	12,009,574

Gross Profit	1,193,930	1,123,491

Operating Expenses:
Selling, general and administrative	2,287,109	1,877,822
Depreciation and amortization	171,337	272,155

Total Operating Expenses	2,458,446	2,149,977

Loss from Operations	(1,264,516)	(1,026,486)

Other Income (Expenses):
Interest and other income	148,821	32,691
Interest income - related parties	71,878	13,295
Interest expense	(178,421)	(152,391)
Interest expense - related parties	-	(17,500)
Amortization of deferred financing costs	(21,128)	(33,568)
Amortization of debt discounts on convertible debentures
and note payable	(195,909)	(278,533)
Registration rights penalty	(200,600)	-
Total Other Expenses, Net	(375,359)	(436,006)

Net Loss	$(1,639,875)	$(1,462,492)

Basic and diluted loss per common share	$(0.52)	$(0.60)

Weighted average number of common shares outstanding- basic and diluted	3,133,731	2,445,441

See accompanying notes to these condensed consolidated financial statements.

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For The Three Months Ended September 30, 2006
(Uaudited)

						Notes and
					Accumulated	Loans
			Additional		Other	Receivable	Total
	Common Stock		Paid - in	Accumulated	Comprehensive	Related	Stockholders'	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Parties	Equity	Loss
Balance July 1, 2006	3,128,923	$3,129	$14,812,723	$(11,038,961)	$-	$(2,104,805)	$1,672,086	$-
Common stock issued in connection
with option exercise	12,500	12	54,488	-	-	-	54,500	-
Discounts on convertible
debentures and note payable	-	-	3,000,000	-	-	-	3,000,000	-
Amortization of deferred compensation	-	-	17,837	-	-	-	17,837	-
Notes receivable from related parties
for reimbursement of certain fees	-	-	-	-	-	(415,000)	(415,000)	-
Issuance of notes receivable
and related accrued interest
receivable upon advance to
stockholder	-	-	-	-	-	(965,187)	(965,187)	-
Net loss	-	-	-	(1,639,875)	-	-	(1,639,875)	(1,639,875)
Other comprehensive loss - Unrealized
loss on fuel derivative contracts	-	-	-	-	(562,753)	-	(562,753)	(562,753)
Balance September 30, 2006	3,141,423	$3,141	$17,885,048	$(12,678,836)	$(562,753)	$(3,484,992)	$1,161,608	$(2,202,628)

See accompanying notes to these condensed consolidated financial statements.

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	September 30,
	2006	2005
		(Restated)
		(Note 5)
Cash flow from operating activities:
Net loss	$(1,639,875)	$(1,462,492)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	171,337	272,155
Provision for bad debts	27,130	49,505
Amortization of discounts on convertible debentures and notes payable	195,909	278,533
Amortization of deferred financing costs	21,128	33,568
Stock - based compensation	17,837	-
Gain on sale of property and equipment	(12,594)	-
(Increase) decrease in operating assets:
Accounts receivable	209,607	(232,952)
Inventories	(332,040)	(909,472)
Prepaid expenses and other current assets	(105,426)	51,015
Due from broker	(881,173)	-
Security deposits	-	(5,000)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	579,457	121,299
Customer pre - purchase payments	2,590,528	3,624,342
Unearned revenue	(16,160)	(3,997)
Net cash provided by operating activities	825,665	1,816,504

Cash flows from investing activities:
Purchases of property and equipment	(243,718)	(158,098)
Advances to related parties	(1,380,187)	(1,897,500)
Prepaid acquisition costs	-	(155,565)
Cash received on sale of property and equipment	13,886	-
Net cash used in investing activities	(1,610,019)	(2,211,163)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(213,824)	51,022
Repayment of notes payable	(18,583)	(17,390)
Repayment of capital leases payable	(81,671)	(70,300)
Proceeds from exercise of options	54,500	968,001
Deferred financing costs	(179,798)	(122,499)
Proceeds from sale of convertible debentures and notes payable	3,000,000	2,500,000
Net cash provided by financing activities	2,560,624	3,308,834

Net increase in cash	1,776,270	2,914,175
Cash at beginning of period	2,144,729	1,754,318
Cash at end of period	$3,920,999	$4,668,493

Supplemental disclosure of cash flow information:
Cash paid during the quarter for interest	$229,574	$128,741

See accompanying notes to these condensed consolidated financial statements.

ABLE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Able Energy, Inc. and Subsidiaries (the "Company") have been prepared in accordance with United States generally accepted accounting principles applicable for interim financial information. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. These condensed consolidated financial statements include the accounts of Able Energy, Inc. and its wholly owned subsidiaries (Able Oil Company, Able Oil Melbourne, Inc., Able Energy New York, Inc., Able Energy Terminal LLC and Price Energy Franchising L.L.C.) and majority owned (70.6%) subsidiary (PriceEnergy.com, Inc.). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on April 12, 2007 for the year ended June 30, 2006.

Note 2 - Going Concern, Liquidity and Capital Resources and Managements Plans
.
The Company has incurred a loss from continuing operations during the year ended June 30, 2006 of approximately $1,733,000. Net cash used in operations during the year ended June 30, 2006 $6,242,000. During the three months ended September 30, 2006, the Company incurred a net loss of approximately $1.6 million and a working capital deficiency of approximately $1.3 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

As of June 30, 2007, the Company had a cash balance of approximately $643,000 and has approximately $2.0 million of obligations for funds received in advance under a customer pre-purchase fuel program. The Company had available borrowings through its credit line facility of approximately $865,000 as of June 30, 2007. In order to meet its liquidity requirements, the Company is negotiating a second mortgage on its oil terminal located on Route 46 in Rockaway, New Jersey, through which the Company believes it may borrow additional funds.

The Company has been funding its operations through an asset-based line of credit (See Note 12), the issuance of convertible debentures and notes payable (See Note 15), and the proceeds from the exercise of options (See Note 16). During the three months ended September 30, 2006, the Company has secured financings of approximately $3 million from the proceeds of convertible debentures and notes payable and approximately $55,000 in proceeds from option exercises. Other than for the day to day operations of the Company, approximately $2 million was expended for loans, investments, and hedging transactions during the three months ended September 30, 2006 (See Notes 9 and 18).

On May 30, 2007 the Company completed a business combination with All American Plaza’s Inc. (“All American”) (See Note 18). The Company is pursuing sales initiatives, cost savings and credit benefits as contemplated in the business combination including consolidation of business operations where management of the Company deems appropriate for the combined entity. In order to conserve its capital resources and to provide incentives for the Company’s employees and other service vendors, the Company expects to continue to issue, from time to time, common stock and stock options to compensate employees and non-employees for services rendered. The Company is focusing on expanding its distribution programs and new customer relationships to increase demand for its products. In addition, the Company is pursuing other lines of business, which include expansion of its current commercial business into other products and services such as bio-diesel, solar energy, and other energy related home services. The Company is also evaluating, on a combined basis, all of its product lines for cost reductions, consolidation of facilities and efficiency improvements. There can be no assurance, however, that the Company will be successful in its efforts to enhance its liquidity situation.

During the three months ended September 30, 2006, the Company advanced monies and loans totaling $1,320,000 to All American who was a stockholder in the Company previous to the business combination. In addition, the Company accrued interest on those and other notes with All American in the amount of $57,654 (See Note 18). As of September 30, 2006, $540,000 is due on advances made on behalf of All American, a note receivable plus accrued interest in the amount of $1,842,000 is due August 15th 2007 and a note and accrued interest in the amount of $921,000 is due in July 2008. The Company has granted to All American a series of extensions of the maturity of the note that is currently due on August 15, 2007. The business combination with All American was structured as an asset acquisition and the note obligations of All American to the Company were not assumed in connection with the business combination. Therefore, the notes receivable, as well as other amounts due from All American, survive the business combination and are recorded as contra - equity within these condensed consolidated financial statements. All American, the surviving entity, has notified the Company that its ability to repay its note and other obligations to the Company will be dependent upon it successfully securing financing from a third party.

The Company will require some combination of the sales, cost savings and credit benefits originally contemplated from the business combination and some combination of the collection of All American notes receivable, new financing, restructuring of existing financing, improved receivable collections and/or improved operating results in order to maintain adequate liquidity during the year ending June 30, 2008. The Company expects to establish and maintain compliance with the reporting requirements of the Securities and Exchange Act of 1934, as amended, which include the filing of this Form 10-Q for the quarter ended September 30, 2006, and the quarterly reports on Form 10-Q for the quarters ended December 31, 2006 and March 31, 2007.

There can be no assurance that the financing or the cost saving measures as identified above will be satisfactory in addressing the short-term liquidity needs of the Company. In the event that these plans cannot be effectively realized, there can be no assurance that the Company will be able to continue as a going concern.

 Note 3 - Summary of Significant Accounting Policies

Revenue Recognition
Sales of fuel and heating equipment are recognized at the time of delivery to the customer, and sales of equipment are recognized at the time of installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating equipment service contracts are deferred and amortized into income over the term of the respective service contracts, on a straight-line basis, which generally do not exceed one year. Payment received from customers for the pre-purchase of fuel is recorded as a current liability until the fuel is delivered to the customer, at which time it is recognized as revenue by the Company.

Reclassifications
Certain reclassifications have been made to prior period's condensed consolidated financial statements in order to conform to the current period presentation.

Derivative Contracts
The Company uses derivative instruments (futures contracts) to manage the commodity price risk inherent in the purchase and sale of #2 heating oil. Derivative instruments are required to be marked to market under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”), as amended. These contracts are designated as cash flow hedges in accordance with SFAS 133 and were recorded at fair value as a liability entitled “fuel derivative contracts” on the Company's condensed consolidated balance sheet at September 30, 2006.

The Company believes that these futures contracts for fuel oil have been effective during their term to offset changes in cash flow attributable to the hedged risk. The Company performs a prospective and retrospective assessment of the effectiveness of the futures contracts at least on a quarterly basis. All realized and unrealized gains or losses on the futures contracts at each reporting date are included in accumulated other comprehensive loss in the equity section of the condensed consolidated balance sheet and in comprehensive loss (See Note 9) until the related fuel purchases being hedged are sold at which time such gains or losses are recorded in cost of goods sold in the condensed consolidated statements of operations. However, if the Company expects at any time that continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the futures contracts and the hedged transaction in one or more future periods, a loss is reclassified immediately into cost of goods sold for the amount that is not expected to be recovered. As a result of the Company’s effectiveness assessment at September 30, 2006, the Company believes that all open futures contracts will continue to be highly effective in achieving offsetting changes in future cash flows.

Note 4 - Recently Issued Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date. The application of this pronouncement did not have an impact on the Company's condensed consolidated financial position, results of operations, or cash flows.

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. In July and August 2006, the Company entered into a two private placement agreements for convertible debentures and a note payable, a registration rights agreement and issued warrants in connection with the private placement (See Note 15). Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for uncapped liquidated damages, the Company determined that the registration rights is a derivative liability.

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of July 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

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

In September 2006, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Note 5 - Restatement of Quarterly Financial Data as of September 30, 2005 and for the Three Months Then Ended

The quarterly financial data as of and for the three months ended September 30, 2005, as presented in the condensed consolidated financial statements, have been restated and corrected for errors relating to (1) the amortization of a customer list; (2) the deferral of revenue recognition associated with certain twelve month service contracts; (3) the improper accrual of audit fees; (4) the issuance and cancellation of common stock in regard to non-performance by a consultant under its consulting agreement with the Company; (5) the timing of the recording of directors' fees; (6) the timing of the recording of bad debt expense; and (7) the deferral of previously recorded revenue.

Customer List Amortization
The Company was amortizing customer lists aggregating approximately, $611,000 (which were purchased in various acquisitions) over estimated useful lives of 10-15 years until July 2001, when the net book value was $422,728, at which time the Company stopped amortizing the same. The Company has reassessed its position and has determined that the customer lists should have continued to be amortized, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", which states that intangible assets must be amortized over their estimated useful life unless that useful life is determined to be indefinite. Accordingly, the Company has recognized additional amortization expense of $10,513 during the three months ended September 30, 2005.

Service Contract Revenue Deferral
In the ordinary course of business, the Company offers a twelve month service contract related to residential customers' heating equipment. The Company's policy is to defer the revenue associated with these contracts, recognizing the revenue over the life of the respective contracts. However, the Company's policy was not applied correctly. The Company has recorded the deferrals required at the various reporting dates and the impact has been to increase revenue by $3,996 for the three months ended September 30, 2005.

Audit Fee Accrual
Previously, the Company recorded an accrual for audit fees that it estimated would be incurred subsequent to the date of the consolidated financial statements as of June 30, 2005. The Company subsequently determined that the accrual for the audit services which had not yet been performed was improper. The $31,337 of audit fees that were reversed as of June 30, 2005, was recorded during the three months ended September 30, 2005.

Cancellation of Stock Due to Non Performance by Consultant
During March 2005, the Company issued common stock to a consultant pursuant to the terms of a consulting agreement. Subsequently, the Company determined that the consultant did not perform in accordance with the consulting agreement and the Company has filed suit demanding that the shares be returned. The Company's position is that the share issuance has been cancelled ab initio, as if the shares were never issued. Accordingly, selling, general and administrative expense was reduced by $9,740 during the three months ended September 30, 2005. Previously, the 142,857 shares issued to the consultant were treated as cancelled as of October 1, 2005 (See Note 17).

Timing of the Recording of Directors’ Fees
During the quarterly period ended March 31, 2006, the Company recorded a charge for Directors' fees, a portion of which it subsequently determined should have been recorded in prior periods. Accordingly, adjustments have been reflected to record a charge of $42,886 during the three months ended September 30, 2005.

Timing of Recording of Bad Debt Expense
During the quarterly period ended December 31, 2005, the Company recorded a charge for bad debt expense; a portion of which it subsequently determined should have been recorded in a prior period. Accordingly, an adjustment has been reflected to record a charge of $49,461 during the three months ended September 30, 2005 with an offsetting $49,461 credit to the charge previously recorded during the quarterly period ended December 31, 2005.

The adjustments reflected in the restated quarterly financial data for the period ended September 30, 2005, as presented in the condensed consolidated financial statements also correct the condensed consolidated balance sheet as of September 30, 2005 which is not presented in these condensed consolidated financial statements.

Cumulative Effect of the Adjustments Described Above on Accumulated Deficit
The cumulative effect of the adjustments described above increased the accumulated deficit as of June 30, 2005 in the amount of $371,978.

Reclassification of Related Party Receivables
Related party receivables in the amount of $1,997,500 were reclassified from assets to notes and loans receivable - related parties, a contra - equity account.

Cancellation of Stock Issued for Consulting Services
In addition to the effect included in the adjustments to the accumulated deficit account above, the cancellation of stock issued for consulting services decreased additional paid - in capital and prepaid expenses and other current assets by $71,429.

Note Payable Conversion
The Company recorded the conversion of a $500,000 note payable into common stock as of September 30, 2005. Subsequently, the conversion of the note was deemed to not be effected until October 13, 2005. As a result, current liabilities have been increased by $500,000 and stockholders equity has been decreased by $500,000 as of September 30, 2005.

Impact
The following summarizes the effect of the adjustments discussed above on the previously reported condensed consolidated balance sheet and statement of operations as of and for the three months ended September 30, 2005:

As of
September 30, 2005

Total assets as previously reported	$18,959,068
Adjustments	(2,433,693)
Restated total assets	$16,525,375

Total liabilities as previously reported	$14,174,984
Adjustments	627,655
Restated total assets	$14,802,639

Total stockholders' equity
as previously reported	$4,784,084
Adjustments	(3,061,348)
Restated total stockholders' equity	$1,722,736

For The
Three Months
Ended September
30, 2005

Total revenues as previously reported	$13,131,413
Adjustments	1,652
Restated total revenues	$13,133,065

Gross profit as previously reported	$923,169
Adjustments	200,322
Restated gross profit	$1,123,491

Net loss as previously reported	$(1,342,032)
Adjustments	(120,460)
Restated net loss	$(1,462,492)

Basic and diluted loss per share:
As previously reported	$(0.59)
Adjustments	(0.01)
As restated	$(0.60)

Basic and diluted average number of
common shares outstanding:
As previously reported	2,285,756
Adjustments	159,685
As restated	2,445,441

Note 6 - Net Loss per Share

Basic net loss per common share is computed based on the weighted average number of shares outstanding during the periods presented. Common stock equivalents, consisting of stock options, warrants, and convertible debentures and notes payable as further discussed in the notes to the condensed consolidated financial statements, were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

The total common shares issuable upon the exercise of stock options and warrants, and conversion of convertible debentures and note payable (along with related accrued interest) was 6,760,346 and 621,386 for the three months ended September 30, 2006 and 2005, respectively.

Note 7 - Inventories

Inventories consisted of the following at September 30, 2006:

#2 heating fuel	$676,615
Diesel fuel	54,094
Kerosene	26,541
Propane	46,201
Parts, supplies and equipment	204,576
Total	$1,008,027

Note 8 - Notes Receivable

On March 1, 2004, the Company entered into two notes receivable totaling $1.4 million related to the sale of its subsidiary, Able Propane LLC. The notes are secured by substantially all the assets of Able Propane LLC. One note for $500,000 bears interest at a rate of 6% per annum and the other note for $900,000 is non-interest bearing. Principal payments on the $900,000 are payable in four annual installments which began on the first anniversary of the note. Principal payment on the $500,000 note is due on March 1, 2008. Interest on such note is being paid in quarterly installments through the maturity date. The balance outstanding of these two notes as of September 30, 2006 was $950,000.

The Company had a note from Able Oil Montgomery, Inc. ("Able Montgomery") and Andrew Schmidt (the owner of Able Montgomery) related to the sale of Able Montgomery and certain assets to Mr. Schmidt. The note was dated June 15, 2000 for $170,000. The note bore interest at 9.5% per annum and payments commenced October 1, 2000. The note was secured by the stock of Able Montgomery, Able Montgomery's assets, as well as a personal guarantee of Mr. Schmidt. The note balance outstanding at September 30, 2006 was $168,701. On December 13, 2006, the Company purchased the assets of Able Montgomery and the note was applied against a portion of the purchase price (See Note 20).

The Company has a note receivable related to the sale of oil delivery trucks to an independent driver. This independent driver also delivers oil for the Company. The note bears interest at the rate of 12% per annum. This note was issued in February 1999 and is payable in eight monthly installments each year during the period from September through April, through April 2007, the oil delivery season. The balance on this note at September 30, 2006 was $6,878.

Maturities of the notes receivable at September 30, 2006 are as follows:
For the Year	Principal
Ending September 30,	Amount

2007	$400,579
2008	725,000
Total	$1,125,579

Note 9 - Derivative Instruments

During the period from July 28, 2006 to August 15, 2006, the Company entered into futures contracts for #2 heating oil (“fuel derivative contracts”) to hedge a portion of its forecasted heating season requirements. The Company purchased 40 contracts with a series of maturities between October 2006 and April 2007. The contracts total 1,680,000 gallons of #2 heating oil at an average call price of $2.20 per gallon. In accordance with SFAS 133, the Company is accounting for the contracts as a cash flow hedge. Through September 30, 2006, the Company has deposited a total of $948,133 in margin requirements with the broker. The Company has a realized loss on 4 of the 40 contracts in the amount of $66,960. The net amount on deposit with the broker at September 30, 2006 of $881,173 is included in due from broker and the $66,960 of realized losses is recorded in cost of goods sold in these condensed consolidated financial statements since such loss is not expected to be recovered in the applicable future period. The estimated fair value of open futures contracts as of September 30, 2006 indicated an unrealized loss of $562,753 which is recorded as fuel derivative contracts with a corresponding amount recorded in accumulated other comprehensive loss in these condensed consolidated financial statements (See Note 16). During the period from October 1, 2006 through March 31, 2007 the Company had realized a loss of $856,057 on the remaining 36 contracts.

Note 10 - Property and Equipment

Property and equipment was comprised of the following at September 30, 2006:

Land	$479,346
Buildings	1,656,106
Bulding improvements	411,259
Trucks	3,777,706
Machinery and equipment	1,028,768
Office furniture, fixtures
and equipment	219,779
Fuel tanks	922,886
Cylinders - propane	408,937
8,904,787
Less: accumulated depreciation	(4,397,133)

Property and equipment, net	$4,507,654

At September 30, 2006, the Company has equipment under capital leases with a net book value of approximately $1,009,000.

Depreciation and amortization expense of property and equipment was $148,823 and $151,616 for the three months ended September 30, 2006 and 2005, respectively.

Note 11 - Deferred Financing Costs and Debt Discounts

The Company incurred deferred financing costs in conjunction with the sale of convertible debentures on July 12, 2005 and August 8, 2006 (See Note 15), notes payable on May 13, 2005 (See Note 13), a line of credit on May 13, 2005 (See Note 12) and a convertible note payable on July 5, 2006 (See Note 15). These costs were capitalized to deferred financing costs and are being amortized over the term of the related debt. Amortization of deferred financing costs was $21,128 and $33,568 for the three months ended September 30, 2006, and 2005, respectively.

In accordance with EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", the Convertible Debentures issued on July 12, 2005 and August 8, 2006, as well as a convertible note issued July 5, 2006 (See Note 15) were considered to have a beneficial conversion premium feature. The Company recorded debt discounts of $5,500,000 related to the beneficial conversion features and warrants issued in connection with the financings. The Company amortized $195,909 and $278,533 of the debt discounts during the three months ended September 30, 2006 and 2005, respectively.

Note 12 - Line Of Credit

On May 13, 2005, the Company entered into a $1,750,000 line-of-credit agreement with Entrepreneur Growth Capital, LLC. The loan is secured by accounts receivable, inventory and certain other assets as defined in the agreement. The line carries interest at Citibank's prime rate, plus 4% per annum (11.25% at September 30, 2006) not to exceed 24% with a minimum interest of $11,000 per month. The line also requires an annual facility fee of 2% of the total available facility limit and monthly collateral management fees equal to .025%. The outstanding balance fluctuates over time. The balance due as of September 30, 2006 was $1,017,816 and approximately $732,000 was available under this credit line.

Note 13 - Notes Payable

On May 13, 2005, the Company entered into a term loan with Northfield Savings Bank for $3,250,000. Principal and interest are payable in monthly installments of approximately $21,400 which commenced July 1, 2005. The initial interest rate is 6.25% per annum on the unpaid principal balance for the first five years, to be reset every fifth anniversary date at 3% over the five year treasury rate, but not lower than the initial rate; at that time the monthly payment will be reset. The interest rate on default is 4% per annum above the interest rate then in effect. The note is secured by Company-owned real property located in Rockaway, New Jersey and an assignment of leases and rents at such location. At the maturity date of June 1, 2030, all remaining amounts are due. The balance outstanding on this note at September 30, 2006 was approximately $3,180,000.

On August 27, 1999, the Company entered into a note related to the purchase of equipment and facilities from B & B Fuels Inc. The total principal of the note originally was $145,000. The note is payable in the monthly amount of principal and interest of $1,721 with an interest rate of 7.5% per year through August 27, 2009. The note is secured by a mortgage granted by Able Energy New York, Inc. on properties at 2 and 4 Green Terrace and 4 Horicon Avenue, Town of Warrensburg, Warren County, New York. The balance due on this note at September 30, 2006 was approximately $54,000.

Maturities of the notes payable as of September 30, 2006 are as follows:

For the Year Ending
September 30,

2007	$77,430
2008	82,640
2009	86,480
2010	72,628
2011	77,299
Thereafter	2,837,296

$3,233,773

Note 14 - Capital Leases Payable

The Company has entered into various capital leases for equipment expiring through November 2010, with aggregate monthly payments of approximately $33,000.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2006:

For the Year
Ending September 30,	Amount

2007	$364,178
2008	331,314
2009	214,856
2010	72,660
2011	7,561
Total minimum lease payments	990,569
Less: amounts representing interest	112,782
Present value of net minimum lease payments	877,787
Less: current portion	304,215
Long term portion	$573,572

Note 15 - Convertible Debentures and Convertible Notes Payable

Convertible Debentures - July 2005
On July 12, 2005, the Company consummated a financing in the amount of $2.5 million. Under such financing, the Company sold debentures evidenced by a Variable Rate Convertible Debenture (the "Convertible Debentures"). During the year ended June 30, 2006 $2,367,500 of principal plus accrued interest of $49,563 were converted into 371,856 shares of the Company’s common shares. As of September 30, 2006, the remaining outstanding balance of Convertible Debentures totaled $132,500 plus accrued interest of $57,243. The amortization of discounts on these Convertible Debentures was $15,883 for the three months ended September 30, 2006 and the unamortized portion was $54,485 at September 30, 2006.

Convertible Note Payable to Laurus
On July 5, 2006, the Company closed a Securities Purchase Agreement entered into on June 30, 2006 whereby it sold a $1,000,000 convertible term note to The Laurus Master Trust Fund, Ltd. (“Laurus”). The Company paid fees of $49,000 to Laurus and received net proceeds of $951,000. The Company incurred escrow fees of $1,500. Thereafter, the Company loaned $849,500 of the Laurus proceeds to All American in exchange for a note receivable in the amount of $905,000 which included reimbursement of $50,500 of transaction fees. All American loaned the net proceeds received from Able to CCIG, Inc (a 70% owned subsidiary of All American) who utilized such funds toward the development and operation of a project operated by CCIG’s subsidiary Beach Properties Barbuda Limited (“BPBL”) .

Commencing August 1, 2006, the Company was required to pay interest on the note monthly in arrears at a rate equal to the prime rate published in the Wall Street Journal plus 2%, calculated as of the last business day of the calendar month. Amortizing payments of the principal amount of the note shall be made by the Company commencing on June 30, 2007 and on the first business day of each succeeding month thereafter in the amount of $27,778 through the maturity date of the note on June 30, 2009. The note is convertible at the option of Laurus into shares of the Company's common stock, at an initial fixed conversion price of $6.50 per share. The conversion rate of the note is subject to certain adjustments and limitations as set forth in the note.

In connection with Laurus' purchase of the note, the Company granted Laurus a warrant exercisable through June 30, 2011 to purchase 160,000 shares of the Company's common stock at a price of $5.57 per share, subject to the adjustments and limitations set forth in the warrant. These warrants were valued at approximately $986,000, using the Black-Scholes model, applying an interest rate of 5.19%, volatility of 98.4%, dividends of $0 and a contractual term of five years.

In accordance with EITF 00-27 ” Application of Issue 98-5 to Certain Convertible Instruments” and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios", on a relative fair value basis, the warrants were recorded at a value of approximately $472,000. The conversion feature, utilizing an effective conversion price and market price of the common stock on the date of issuance of $3.00 and $7.70, per share, respectively, was valued at approximately $723,000 which was then limited to $528,000, the remaining undiscounted value of the proceeds of the convertible term note. Accordingly, the Company has recorded a debt discount related to the warrants of $472,000 and the beneficial conversion feature of the convertible term note of $528,000, which amounts are amortizable utilizing the interest method over the three year term of the convertible term note. Amortization of debt discounts on this convertible note payable amounted to $79,743 for the three months ended September 30, 2006 and the unamortized portion of these debt discounts was $920,257 at September 30, 2006.

The Company agreed that within sixty days from the date of issuance of the note (September 3, 2006) and warrant that it would file a registration statement with the SEC covering the resale of the shares of the Company's stock issuable upon conversion of the note and the exercise of the warrant. This registration statement would also cover any additional shares of stock issuable to Laurus as a result of any adjustment to the fixed conversion price of the note or the exercise price of the warrant. As of June 30, 2007, the Company was not able to file a registration statement and Laurus has not yet waived its rights under this agreement. As a result of its failure to comply with the registration rights provision, the Company has included all the amounts due for the convertible term note as a current liability in the condensed consolidated balance sheet as of September 30, 2006. There are no stipulated liquidated damages outlined in the Registration Rights Agreement. Under the Agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages, and will be entitled to specific performance of its rights under this agreement. Mr. Frank Nocito, an officer and a stockholder and Mr. Stephen Chalk, a director have each provided a personal guarantee, of up to $425,000 each, in connection with this financing.

The Company received from Laurus a notice of a claim of default dated January 10, 2007. Laurus claimed default under section 4.1(a) of the Term Note as a result of non-payment of interest and fees in the amount of $8,826 that were due on January 5, 2007, and a default under sections 6.17 and 6.18 of the Securities Purchase Agreement for failure to use best efforts (i) to cause CCIG to provide Laurus on an ongoing basis with evidence that any and all obligations in respect of accounts payable of the project operated by CCIG’s subsidiary BPBL, have been met; and (ii) cause CCIG to provide within 15 days after the end of each calendar month, unaudited/internal financial statements (balance sheet, statements of income and cash flow) of BPBL and evidence that BPBL is current in all of their ongoing operational needs. On March 7, 2007, Laurus notified the Company that it waived the event of default and that Laurus had waived the requirement for the Company to make the default payment of $154,000.

The aforementioned interest and fees were paid by the Company on January 11, 2007. Further, the Company has requested CCIG provide reports and information to Laurus as provided for in the securities purchase agreement. CCIG has informed the Company that they have initiated a legal proceeding in Antigua against Laurus. Among the subjects of that proceeding are the validity and enforceability of agreements that the holder is now seeking to have the Company assist CCIG to comply with.

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

Convertible Debentures - August 2006
On August 8, 2006, the Company issued $2,000,000 of convertible debentures to certain investors which are due on August 8, 2008. The convertible debentures are convertible into shares of the Company's common stock at a conversion price of $6.00 per share, which was the market value of the Company's common stock on the date of issuance. The Company received net proceeds of $1,820,000 and incurred expenses of legal fees of $40,000 and broker fees of $140,000 in connection with this financing that were recorded as deferred financing costs and amortized on a straight-line basis over the two year term of the convertible debentures. The convertible debentures bear interest at the greater of either LIBOR (5.4% as of September 30, 2006) plus 6.0%, or 12.5%, per annum, and such interest is payable quarterly to the holder at the option of the Company either in cash or in additional convertible debentures.

At any time, the holder may convert the convertible debenture into shares of common stock at $6.00 per share, or into 333,333 shares of common stock which represents a conversion at the face value of the convertible debenture.

On May 30, 2007, upon consummation by the Company of the business combination transaction with All American (See Note 18), the Company may redeem the convertible debentures at a price of 120% of the face amount, plus any accrued but unpaid interest and any unpaid liquidated damages or under certain conditions, the Company may redeem the amount at 120% of the face amount in cash, or redeem through the issuance of shares of common stock at the lower of the existing conversion price or 90% of the volume weighted average price, as stipulated in the agreement.

The investors may elect to participate in up to 50% of any subsequent financing of the Company by providing written notice of intention to the Company.

The investors also were issued 333,333, 166,667 and 172,667 five-year warrants to purchase additional shares of the Company's common stock at $4.00, $6.00 and $7.00 per share, respectively. These warrants were valued at $3,143,000 using the Black-Scholes model, applying an interest rate of 4.85%, volatility of 98.4%, dividends of 0% and a term of five years. In accordance with EITF 00-27 and EITF 98-5, on a relative fair value basis, the warrants were recorded at a value of approximately $1,222,000.

The beneficial conversion feature, utilizing an effective conversion price and market price of the common stock on the date of issuance of $2.00 and $6.00, per share, respectively, was valued at approximately $1,333,000 which was then limited to $778,000, the remaining undiscounted value of the convertible term note. Accordingly, the Company has recorded a debt discount related to the warrants of $1,222,000, the beneficial conversion feature of the convertible term note of $778,000, which amounts are amortizable over the two year term of the convertible debentures. Amortization of these debt discounts was $100,284 for the three months ended September 30, 2006 and the unamortized portion was $1,899,716 at September 30, 2006.

The Company had agreed to file a registration statement within forty-five days or September 22, 2006, covering the resale of the shares of common stock underlying the convertible debentures and warrants issued to the investors, and by October 15, 2006, to have such registration statement declared effective. The registration rights agreement with the investors provides for partial liquidated damages in the case that these registration requirements are not met. From the date of violation, the Company is obligated to pay liquidated damages of 2% per month of the outstanding amount of the convertible debentures, up to a total obligation of 24% of such obligation. The Company has not yet filed a registration statement regarding these securities. As a result of its failure to comply with the registration rights provision, the Company has included all amounts due on the convertible debentures as a current liability in the condensed consolidated balance sheet as of September 30, 2006. Also, as of September 30, 2006, the Company has estimated the fair value of the liquidated damages obligation including interest of approximately $200,000. The expense is included as registration rights penalty on the condensed consolidated statement of operations and the corresponding liability in accounts payable and accrued expenses on the condensed consolidated balance sheet. The Company is obligated to continue to pay 18% interest per annum on any damage amount not paid in full within 7 (seven) days. As of June 30, 2007, the Company was not able to file a registration statement and the holder has not yet waived its rights under this agreement. However, the Company has not received a default notice from the lender on these matters. EITF 05-04 view (C) allows the Company to account for the value of the warrants as equity and separately record the fair value of the registration right as a derivative liability. Until these liquidated damages are cured, the incurred liquidated damages and an estimate of future amount will be accounted for as a derivative liability by the Company under view (C).

The obligations of the Company in this financing transaction are secured by a first mortgage on certain property owned by the Company in Warrensburg, New York, a pledge of certain rights the Company has in securities of CCIG, guarantees by the Company's subsidiaries and liens on certain other property.

Note 16- Stockholders’ Equity

Increase in Common Shares Authorized
On August 29, 2006, the stockholders approved an increase in authorized shares of common stock from 10,000,000 to 75,000,000 shares.

Accumulated other comprehensive loss
Accumulated other comprehensive loss of $562,753 represents changes in the effective portion of the Company’s open fuel contracts (See Note 9).

Stock options
A summary of the Company's stock option activity, and related information for the three months ended September 30, 2006 is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding, June 30, 2006	91,500	$5.92
Granted	50,000	4.55
Cancelled	(50,000)	4.55
Exercised	(12,500)	4.36
Outstanding, September 30, 2006	79,000	$6.17

On July 31, 2006, an option was granted to Frank Nocito, a Vice President and stockholder of the Company, to purchase 50,000 shares of common stock of the Company at a price of $4.55 per share. Thereafter, in error, the Company issued the shares to Mr. Nocito. Mr. Nocito had not formally exercised the option, nor had he paid Able the cash consideration for the shares. Mr. Nocito returned the stock certificates to the Company and the shares were cancelled by the transfer agent. On October 7, 2006, Mr. Nocito and the Company agreed to cancel the option and further, Mr. Nocito agreed in writing to waive any and all rights that he had to the option. The option was then cancelled and deemed null and void and the statements reflect no expense related to the cancelled grant.

On August 25, 2006, Steven Vella, the Company's former Chief Financial Officer, elected to exercise 12,500 options with an exercise price of $4.36 that were granted to him on June 23, 2006, as part of a negotiated severance package. As a result of the option exercise, the Company received proceeds of $54,500.

There were no other options granted during the three months ended September 30, 2006.

The Company incurred $17,837 of compensation expense from amortization of deferred compensation related to the issuance of options during the three months ended September 30, 2006.

Options exercisable are as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

September 30, 2006	79,000	$6.17

The following is a summary of stock options outstanding and exercisable at September 30, 2006 by exercise price range:

		Weighted
		Average
		Remaining	Weighted
	Number of	Contractual	Average
Exercise Price Range	options	Life (Years)	Exercise Price

$2.55 - $3.16	30,000	2.3	$2.86
$8.09 - $8.32	49,000	4.3	8.20
	79,000	3.5	$6.17

Warrants

A Summary of the Company’s stock warrant activity and related information for the three months ended September 30, 2006 is as follows:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Outstanding, June 30, 2006	5,332,309	$7.49
Granted	832,667	5.32
Outstanding, September 30, 2006	6,164,976	$7.20

Note 17- Commitments and Contingencies

Purchase Commitments
The Company is obligated to purchase #2 heating oil under various contracts with its suppliers. As of September 30, 2006, total open commitments under these contracts which expire at various dates through April 2007 were approximately $5,977,000. See Note 20 for additional contracts entered into subsequent to September 30, 2006.

Litigation
The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the consolidated financial condition, competitive position, or capital expenditures of the Company.

Following an explosion and fire that occurred at the Company's Facility in Newton, NJ on March 14, 2003, and through the subsequent clean up efforts, the Company has cooperated fully with all local, state and federal agencies in their investigations into the cause of this accident.

A lawsuit (known as Hicks vs. Able Energy, Inc.) was filed against the Company by residents who allegedly suffered property damages as a result of the March 14, 2003 explosion and fire. The Company's insurance carrier is defending the Company as it related to compensatory damages. The Company has retained separate legal counsel to defend the Company against the punitive damage claim. On June 13, 2005, the Court granted a motion certifying a plaintiff class action which is defined as "All Persons and Entities that on and after March 14, 2003, residing within a 1,000 yard radius of Able Oil Company's fuel depot facility and were damaged as a result of the March 14, 2003 explosion". As of June 30, 2007, this lawsuit is still in discovery. The class certification is limited to economic loss and specifically excludes claims for personal injury from the Class Certification. The Company believes that the Class Claims for compensatory damages is within the available limits of its insurance. On September 13, 2006, the plaintiffs counsel made a settlement demand of $10,000,000, which the Company believes to be excessive and the methodology upon which is fundamentally flawed. The Company intends to vigorously defend the claim.

Relating to the Hicks action, a total of 227 claims have been filed against the Company for property damages and 222 claims have been settled by the Company's insurance carrier. In addition to the Hicks action, four property owners, who were unable to reach satisfactory settlements with the Company's insurance carrier, have filed lawsuits for alleged property damages suffered as a result of the March 14, 2003 explosion and fire. The Company's insurance carrier is defending the Company as it relates to the Hicks action and remaining four property damage claims. The Company's counsel is defending punitive damage claims. The Company believes that compensatory damage claims are within the available limits of insurance and reserves for losses have been established, as deemed appropriate, by the insurance carrier. The Company believes the remaining five unsettled lawsuits will not have a material adverse effect on the Company's consolidated financial condition or operations.

The Company has been involved in non material lawsuits in the normal course of business. These matters are handled by the Company's insurance carrier. The Company believes that the outcome of the above mentioned legal matters will not have a material effect on the Company's consolidated financial statements.

USA Biodiesel LLC Joint Venture
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

The Company's initial contribution to USA will be: (i) the costs of construction of each of the plants (estimated to be $1.5 million each) and related equipment necessary for operating the plants, all of which, after construction of the plants shall be owned by the Company; (ii) initial capital by means of a loan to USA for funding the operations of USA; (iii) the facilities at which the plants are to be constructed; and (iv) office facilities and access to office technology for the Company. BEA's initial contribution to USA will be: (i) the license design, engineering plans and technology and related costs and expenses necessary to construct and operate the plants at the facilities; (ii) access to equipment supplier purchase agreements for equipment for the plants; (iii) access to soy oil, methanol and other material purchasing agreements; (iv) for each plant constructed, six months of training consisting of three months during the construction of each of the plants and three months during initial full production; and (v) exclusive territorial rights to the manufacturing process to be used at the plants. There were no costs incurred by the Company through June 30, 2007.

Other Contingencies
Related to its 1999 purchase of the property on Route 46 in Rockaway, New Jersey, the Company settled a lawsuit with a former tenant of the property and received a lump sum settlement of $397,500. This sum was placed in an attorney's escrow account for payment of all environmental remediation costs. Through September 30, 2006, the Company has been reimbursed for approximately $290,000 of costs and another approximately $87,000 are un-reimbursed and are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at September 30, 2006 and must be presented to the attorney for reimbursement. The environmental remediation is still in progress on this property. The majority of the free standing product has been extracted from the underground water table. The remainder of the remediation will be completed over the course of the next eight to ten years using natural attenuation and possible bacterial injection and based upon the information available to the Company at June 30, 2007, in the opinion of the Company's management, the amount remaining available in the trust is sufficient to fund the remaining remediation.

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

During the year ended June 30, 2006, certain officers of the Company exercised stock options for the purchase of 100,000 shares of the Company’s stock at an exercise price of $6.68 per share that would have resulted in additional compensation to them if, at the time of exercise, the stock was either not subject to a substantial risk of forfeiture or transferable. The Company has concluded that the stock received upon exercise was subject to a substantial risk of forfeiture and not transferable until the time of sale. Since the sales price of the stock was less than the exercise price, the Company has further concluded that there is no additional compensation that would be subject to income tax withholdings for inclusion in payroll tax returns. There can be no assurance that the Internal Revenue Service (“IRS”) will agree with he Company’s position. In the event that the IRS does not agree, the Company estimates that its maximum exposure for income tax withholdings will not exceed approximately $85,000 excluding any potential interest and penalties. In addition, the Company has not yet filed certain SEC filings related to these option exercises.
On December 8, 2006, the Company commenced an action in the Superior Court of California, for the County of Los Angeles against Summit Ventures, Inc. (“Summit”), Mark Roy Anderson (“Anderson”), the principal of Summit and four other companies controlled by Anderson, Camden Holdings, Inc., Summit Oil and Gas, Inc. d/b/a Nevada Summit Oil and Gas, Harvest Worldwide LLC and Harvest Worldwide, Inc. seeking to compel the return of 142,857 shares (the “Shares”) of the Company’s common stock issued to Summit. The shares were issued to Summit in connection with a consulting agreement the Company had entered into with Summit in January 2005 (also See Note 5). The complaint also sought damages as a result of Summit’s and Anderson’s breach of contract, fraud, and misrepresentation with respect to the consulting agreement. On June 28, 2007, Summitt and Anderson interposed a cross-complaint against the Company, Greg Frost, the Company’s Chief Executive Officer and Chairman, Chris Westad, the Company’s President, Frank Nocito, Vice President of Business Development for the Company, Stephen Chalk, a Director of the Company and Timothy Harrington, the former Chief Executive Officer of the Company. The cross-complaint seeks damages of not less than $1,411,427 based on purported claims of breach of contract and fraud. It is the Company’s position that these claims are completely without merit and it intends to make a motion to dismiss the cross-complaint as soon as possible and to vigorously pursue its rights against Summit, Anderson, and his other related companies.

SEC Formal Order of Private Investigation
On September 7, 2006, the Company received a copy of a Formal Order from the SEC pursuant to which the Company, certain of its officers and a director were served with subpoenas requesting certain documents and information. The Formal Order authorizes an investigation of possible violations of the anti-fraud provisions of the federal securities laws with respect to the offer, purchase and sale of the Company's securities and the Company's disclosures or failures to disclose material information. The Company believes that it did not violate any securities laws and intends to cooperate fully with and assist the Commission in its inquiry. The scope, focus and subject matter of the SEC investigation may change from time to time and the Company may be unaware of matters under consideration by the SEC. The Company has produced and continues to produce responsive documents and intends to continue cooperating with the SEC in connection with the investigation.

Note 18 - Related Party Transactions

Acquisition of Assets of All American
The Company entered into an Asset Purchase Agreement dated as of June 16, 2005 (which was originally contemplated as a stock purchase agreement) ("Purchase Agreement") with all of the stockholders (and then with All American with respect to the Purchase Agreement) (the "Sellers") of All American in connection with the Company's acquisition of substantially all the operating assets (not including real estate properties) of All American. This transaction was approved on August 29, 2006 at a special meeting of the Company's stockholders and was consummated on May 30, 2007. In accordance with applicable Delaware law, the transaction was approved by at least two-thirds (2/3) of the disinterested stockholders of the Company. Under the terms of the Purchase Agreement, upon closing, the Company issued an aggregate of 11,666,667 shares of the Company’s, unregistered and restricted common stock. Of the approximately 11.67 million shares, 10 million shares were issued directly to All American and the remaining 1,666,667 shares were issued in the name of All American in escrow pending the decision by the Company’s Board of Directors relating to the All American Secured Debentures described in the paragraph below. The Company purchased the operating businesses of eleven truck stop plazas owned and operated by All American. The acquisition included all assets comprising the eleven truck plazas other than the underlying real estate and the buildings thereon. The Company also assumed all liabilities related to the operations of those truck stops. The Company did not assume any liabilities related to the underlying real estate. In addition, the obligations of All American to the Company relating to the notes and other amounts as described in these condensed consolidated financial statements survive the business combination. The financial information related to the assets acquired and liabilities assumed in not yet available. The shares of the Company were valued at a fixed price of $3.00 per share for purposes of the Purchase Agreement. The share price of the Company’s common stock as of May 30, 2007 as listed on the Pink Sheets was $1.65.

All American Financing
On June 1, 2005, All American completed a financing that may impact the Company. Pursuant to the terms of the Securities Purchase Agreement (the "Agreement") among All American and certain purchasers ("Purchasers"), the Purchasers loaned All American an aggregate of $5,000,000, evidenced by Secured Debentures dated June 1, 2005 (the "Debentures"). The Debentures were due and payable on June 1, 2007, subject to the occurrence of an event of default, with interest payable at the rate per annum equal to LIBOR for the applicable interest period, plus 4% payable on a quarterly basis on April 1st, July 1st, October 1st and January 1st, beginning on the first such date after the date of issuance of the Debentures. As of June 30, 2007, the Company's Board has not approved the transfer of the debt that would also require the transfer of additional assets from All American as consideration for the Company to assume the debt. Should the Company’s Board approve the transfer of the debt, the Debentures will be convertible into shares of the Company's common stock at a conversion rate of the lesser of (i) the purchase price paid by the Company for each share of All American common stock in the acquisition, or (ii) $3.00, subject to further adjustment as set forth in the agreement.

The loan is secured by real estate property owned by All American in Pennsylvania and New Hampshire. Pursuant to the Agreement, these Debentures are in default, as All American did not complete the merger with the Company prior to the expiration of the 12-month anniversary of the Agreement. Pursuant to the Additional Investment Right (the "AIR Agreement") among All American and the Purchasers, the Purchasers may loan All American up to an additional $5,000,000 of secured convertible debentures on the same terms and conditions as the initial $5,000,000 loan, except that the conversion price will be $4.00.

If the Company’s Board approves the transfer of the debt, upon such assumption the Company will assume the obligations of All American under the Agreement, the Debentures and the AIR Agreement through the execution of a Securities Assumption, Amendment and Issuance Agreement, Registration Rights Agreement, Common Stock Purchase Warrant Agreement and Variable Rate Secured Convertible Debenture Agreement, each between the Purchasers and the Company (the "Able Energy Transaction Documents"). Such documents provide that All American shall cause the real estate collateral to continue to secure the loan, until the earlier of full repayment of the loan upon expiration of the Debentures or conversion by the Purchasers of the Debentures into shares of the Company's common stock at a conversion rate of the lesser of (i) the purchase price paid by the Company for each share of All American common stock in the acquisition, or (ii) $3.00, (the "Conversion Price"), subject to further adjustment as set forth in the Able Energy Transaction Documents. However, the Conversion Price with respect to the AIR Agreement shall be $4.00. In addition, the Purchasers shall have the right to receive five-year warrants to purchase 2,500,000 of the Company's common stock at an exercise price of $3.75 per share.

In the event the Company’s Board of Directors does approve the transfer of debt and pursuant to the Able Energy Transaction Documents, the Company shall also have an optional redemption right (which right shall be mandatory upon the occurrence of an event of default) to repurchase all of the Debentures for 125% of the face amount of the Debentures plus all accrued and outstanding interest, as well as a right to repurchase all of the Debentures in the event of the consummation of a new financing in which the Company sells securities at a purchase price that is below the Conversion Price. The stockholders of All American have placed 1,666,667 shares of Able common stock in escrow shares to satisfy the conversion of the $5,000,000 in outstanding Debentures in full should the Company’s Board approve the transfer of the debt.

Note Receivable - Related Party
 In connection with two loans entered into by the Company in May 2005, fees in the amount of $167,500 were paid to Unison Capital Corporation ("Unison"), a company controlled by Mr. Nocito, an officer of the Company. This individual also has a related-party interest in All American. Subsequent to the payments being made and based on discussions with Unison, it was determined the $167,500 was an inappropriate payment and Unison agreed to reimburse this amount to the Company over a twelve month period beginning in October 2005. As of September 30, 2006, no payments have been made and this note is still outstanding. The maturity date of the note has been extended to August 15, 2007 and has been personally guaranteed by Mr. Nocito. Interest income related to this note for the three months ended September 30, 2006 was $2,533 and accrued interest receivable as of that date is $14,263. The note and accrued interest in the amount of $181,763 have been classified as contra-equity in the accompanying condensed consolidated balance sheet as of September 30, 2006.

Notes and Loans to All American
The Company loaned All American $1,730,000 as evidenced by a promissory note dated July 27, 2005. As of September 30, 2006, this note is still outstanding with a maturity date of August 15, 2007. Interest income related to this note for the three months ended September 30, 2006 was $41,425 and accrued interest receivable as of that date is $112,000. The note and accrued interest receivable in the amount of $1,842,000 have been classified as contra-equity on the Company's condensed consolidated balance sheet as of September 30, 2006.

On May 19, 2006, the Company entered into a letter of interest agreement with Manns Haggerskjold of North American, Ltd. ("Manns"), for a bridge loan to the Company in the amount of $35,000,000 and a possible loan in the amount of $1.5 million based upon the business combination with All American ("Manns Agreement"). The terms of the letter of interest provided for the payment of a commitment fee of $750,000, which was non-refundable to cover the due-diligence cost incurred by Manns. On June 23, 2006, the Company advanced to Manns $125,000 toward the Manns Agreement due diligence fee. During the period from July 7, 2006 through November 17, 2006, the Company advanced an additional $590,000 toward the Manns Agreement due diligence fee. Amounts outstanding relating to these advances as of September 30, 2006 were $540,000 and have been classified as contra-equity on the Company's condensed consolidated balance sheet. As of June 30, 2007, the $715,000 of advances remain outstanding.

As a result of the Company receiving a Formal Order from the SEC on September 22, 2006, the Company and Manns agreed that the commitment to fund being sought under the Manns Agreement would be issued to All American, since the stockholders had approved an acquisition of All American by Able and since the collateral for the financing by Manns would be collateralized by real estate owned by All American. Accordingly, on September 22, 2006, All American agreed that in the event Manns funds a credit facility to All American rather than the Company, upon such funds being received by All American, it will immediately reimburse the Company for all expenses incurred and all fees paid to Manns in connection with the proposed credit facility from Manns to the Company. On or about February 2, 2007, All American received a term sheet from UBS Real Estate Investments, Inc. (“UBS”) requested by Manns as co-lender to All American. All American rejected the UBS offer as not consistent with the Manns’ commitment of September 14, 2006. All American subsequently demanded that Manns refund all fees paid to Manns by Able and All American. In order to enforce its rights in this regard All American has retained legal counsel. The Company and All American intend to pursue their remedies against Manns. All recoveries and fees and costs of the litigation will be allocated between the Company and All American in proportion to the amount of the Manns due diligence fees paid.

On July 5, 2006, the Company loaned $905,000 of the Laurus proceeds to All American (See Note 15). Interest income on the note for the three months ended September 30, 2006 was $25,055. The note and accrued interest of $16,229 have been classified as contra-equity on the Company's condensed consolidated balance sheet as of September 30, 2006.

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

On August 14, 2006, the Company loaned All American $600,000. On August 30, 2006, All American repaid the $600,000 plus interest in the amount of $2,684.

Note Payable Related Party
On February 22, 2005, the Company borrowed $500,000 from Able Income Fund,LLC ("Able Income"), which is partially-owned by the Company's former CEO, Timothy Harrington. The loan from Able Income bore interest at the rate of 14% per annum payable interest only in the amount of $5,833 per month with the principal balance and any accrued unpaid interest due and payable on May 22, 2005. The Note was secured by a mortgage on property located in Warrensburg Industrial Park, Warrensburg, New York, owned by Able Energy New York, Inc. Able Income agreed to surrender the note on October 14, 2005 representing this loan in exchange for 57,604 shares of Able common stock (based on a conversion price equal to 80% of the average closing price of our common stock during the period October 3, 2005 to October 14, 2005). Interest expense related to the note payable paid to Able Income during the three months ended September 30, 2005 was $17,500.

Change in Officers Status
On September 28, 2006, Gregory Frost, gave notice to the Board of Directors that he was taking an indefinite leave of absence as Chief Executive Officer of the Company and has resigned as Chairman of the Board. Mr. Christopher P. Westad, the acting Chief Financial Officer of the Company, was designated by the Board to serve as acting Chief Executive Officer. In connection with Mr. Westad's service as acting Chief Executive Officer, Mr. Westad stepped down, temporarily, as acting Chief Financial Officer. The Board designated Jeffrey S. Feld, the Company's Controller, as the acting Chief Financial Officer. Mr. Feld has been with the Company since September 1999. Mr. Frost resumed his duties as Chief Executive Officer effective May 24, 2007. Mr. Westad remains the President of the Company and Mr. Feld is continuing in his role as acting Chief Financial Officer.

Note 19 - Product Information

The Company sells several types of products and provides services. The following are revenues by product groups and services for the three months ended September 30, 2005 and 2006.

	Three Months Ended
	September 30,
	2006	2005

# 2 heating oil	$6,107,271	$5,810,897

Gasoline, diesel fuel,
kerosene, propane and lubricants	6,111,720	6,606,451

Equipment
sales, sevices and installation	616,562	715,717
Net Sales	$12,835,553	$13,133,065

Note 20 - Subsequent Events

Voluntary NASDAQ Delisting
On October 4, 2006, the Company announced its intention to voluntarily delist the Company's common stock from the NASDAQ Capital Market, effective as of the start of trading on October 13, 2006. The Company's common stock is currently quoted on the Pink Sheets. The management of the Company has indicated that the Company will apply for listing on the OTC Bulletin Board as soon as practicable following the filing of its quarterly reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007.

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
The purchase price was allocated as shown below. This purchase price allocation has not been finalized and represents management's best estimate

.
Description

HVAC parts and tools	$28,000
Furniture and fixtures	5,000
Vehicles	34,000
Customer list - fuel distribution	500,000
Customer list - HVAC business	197,175

Total	$764,175

The purchase price was paid as follows:

Down payment	$128,000
Note to seller	345,615
Note payable to seller	269,480
Accounts receiveable from seller	21,080

Total	$764,175

The Customer lists are included in the intangible assets on the condensed consolidated balance sheet as of December 31, 2006 and will be amortized over a 15 year period.

The purchase agreement called for a down payment by the Company of $128,000, a 5 year, 7.0% per annum note in favor of the seller in the amount of $345,615 and the offset of money owed by the seller to the buyer of $290,560. Separately, the sellers paid to the Company $237,539 of monies collected in advance by Able Oil Montgomery.

In addition, Able entered into a consulting agreement with Drew Schmidt, the owner of Able Oil Montgomery Inc., to assist Able with the transition and on going development of the Horsham business. The term of this agreement was from December 13, 2006 to April 14, 2007 at a rate of $6,000 per month.

Capital Leases
On September 8, 2006, the Company entered into a five year capital lease for five new oil delivery trucks for an aggregate purchase price of approximately $506,000. One truck was delivered and placed into service in December 2006, two in January 2007 and two in February 2007.

Fuel Supply Contract
In December 2006, the Company entered into a Fuel Purchase agreement with All American. Under the agreement the Company pre-paid $350,000 to All American in exchange for fuel purchased pursuant to this agreement to be provided by All American at a $.05 per gallon discount from the Newark, New Jersey daily spot market price. A pre-paid balance of $11,058 remains under this agreement as of June 30, 2007.

Credit Card Receivable Financing
On March 20, 2007, the Company entered into a credit card receivable advance agreement with Credit Cash, LLC ("Credit Cash") whereby Credit Cash agreed to loan the Company $1.2 million. The loan is secured by the Company's existing and future credit card collections.

Terms of the loan call for a repayment of $1,284,000, which includes the one - time finance charge of $84,000, over a seven-month period. This will be accomplished through Credit Cash withholding 18% of credit card collections of Able Oil Company and 10% of credit card collections of PriceEnergy.com, Inc. over the seven-month period beginning March 21, 2007. There are certain provisions in the agreement which allows Credit Cash to increase the withholding, if the amount withheld by Credit Cash over the seven-month period is not sufficient to satisfy the required repayment of $1,284,000.

Purchase Commitments
The Company is obligated to purchase #2 heating oil under various contracts with its suppliers. Subsequent to September 30, 2006, the Company entered into additional contracts in the amount of approximately $3,299,000, through May 2008.

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

OVERVIEW

Able Energy Inc. ("Able") was incorporated in Delaware in 1997. Able Oil, a wholly - owned subsidiary of Able, was established in 1989 and sells both residential and commercial heating oil and complete HVAC service to its heating oil customers. Able Energy NY, a wholly - owned subsidiary of Able, sells residential and commercial heating oil, propane, diesel fuel, and kerosene to customers around the Warrensburg, NY area. Able Melbourne, a wholly - owned subsidiary of Able, was established in 1996 and sells various grades of diesel fuel around the Cape Canaveral, FL area. PriceEnergy.com, Inc., a majority owned subsidiary of Able, was established in 1999 and has developed an internet platform that has extended the Company's ability to sell and deliver liquid fuels and related energy products.

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

INCOME TAXES

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. Significant judgment is required in determining the income tax expense provision. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company assesses the likelihood of our deferred tax assets being recovered from future taxable income. The Company then provides a valuation allowance for deferred tax assets when the Company does not consider realization of such assets to be more likely than not. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance. Any decrease in the valuation allowance could have a material impact on net income in the year in which such determination is made

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date. The application of this pronouncement did not have an impact on the Company's condensed consolidated financial position, results of operations, or cash flows.

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. In July and August 2006, the Company entered into two private placement agreements for convertible debentures and note payable, a registration rights agreement and issued warrants in connection with the private placement (See Note 15). Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for uncapped liquidated damages, the Company determined that the registration rights is a derivative liability.

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of July 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

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

In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin ("SAB") No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 did not have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2") which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006, and is not expected to have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 157, Fair Value Measurements. The Company is currently evaluating the expected effect of SFAS 159 on its condensed consolidated financial statements and is currently not yet in a position to determine such effects.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared To Three Months Ended September 30, 2005

Revenue for the three months ended September 30, 2006 decreased approximately $300,000 or 2.3% compared to the three months ended September 30, 2005. This decrease can be attributed primarily to the reduction in on road diesel fuel sales.

Gross profit margin for the three months ended September 30, 2006 increased by $70,000 from the three months ended September 30, 2005. The increase in gross profit margin was primarily the result of an increase in gross margins on #2 heating oil of approximately $120,000 or 2% partially offset by a loss on future contracts for #2 Heating Fuel of approximately $68,000.

Selling, general and administrative expenses for the three months ended September 30, 2006 increased by approximately $409,000 or 21.8% compared to the three months ended September 30, 2005. The Company attributes this primarily to an increase in professional fees of approximately $326,000 related to audit and legal expenses.

Depreciation and amortization expense for the three months ended September 30, 2006 decreased by approximately $101,000 or 37% compared to the three months ended September 30, 2005. This decrease was primarily related to the reduction of $100,000 in website development amortization for the Price Energy platform.

Operating loss for the three months ended September 30, 2006 was approximately $1.3 million compared to approximately $1.0 million for the three months ended September 30, 2005. The net increase in the operating loss for the current period was directly related to increased selling, general and administrative expenses offset by a decrease in depreciation and amortization.

Other expense decreased to a net expense of approximately $215,000 in the three months ended September 30, 2006 from approximately $436,000 in the three months ended September 30, 2005. The decrease in other expense net is primarily related to a decrease in net interest income of approximately $125,000 and a reduction in amortization of discounts and deferred financing fees on convertible debentures and note payable of approximately $110,000.

Net loss for the three months ended September 30, 2006 was approximately $1.6 million compared to approximately $1.5 million for the three months ended September 30, 2005. These results are directly related to an increase in selling, general and administrative expenses, offset by a decrease in amortization expense and decrease in other income.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2006, we incurred a net loss of approximately $1.6 million but had cash provided by operating activities of approximately $0.8 million. Our principal sources of working capital have been the proceeds from public and private placements of securities, primarily consisting of convertible debentures and notes payable. During the three months ended September 30, 2006, the Company has secured financings of approximately $3 million from the proceeds of convertible debentures and note payable and approximately $55,000 in proceeds from option exercises. Other than for the day - to - day operations of the Company, approximately $2 million was expended for loans, investments and hedging transactions during the three months ended September 30, 2006.

We had a working capital deficiency of approximately $1.3 million at September 30, 2006 compared to a working capital deficiency of approximately $400,000 at June 30, 2006. The working capital decrease of approximately $900,000 was primarily due to an increase in customer pre purchase payment liability of $2.6 million and an accounts payable increase of $400,000 offset by an increase in cash of $1.8 million.

As of June 30, 2007, the Company had a cash balance of approximately $643,000 approximately and has $2 million of obligations for funds received in advance under the pre-purchase fuel program. At June 30, 2007, the Company had available borrowings through its credit line facility of approximately $865,000. In order to meet our liquidity requirements, the Company is negotiating a second mortgage on our oil terminal located on Route 46 in Rockaway, New Jersey, through which the Company believes it may borrow an additional funds.

On May 30, 2007, the Company completed its previously announced business combination between All American Plazas, Inc. (“All American”) and the Company whereby the Company in exchange for an aggregate of 11,666,667 shares of the Company’s restricted common stock purchased the operating businesses of eleven truck stop plazas owned and operated by All American. The acquisition included all assets comprising the eleven truck plazas other than the underlying real estate and the buildings thereon. The Company anticipates that the business combination will result in greater net revenue and reduce overall operational expenses by consolidating positions and overlapping expenses. The Company also expects that the combination will result in the expansion of the Company’s home heating business by utilizing certain of the truck plazas as additional distribution points for the sale of the Company’s products. Additionally, the Company expects that the business combination will lessen the impact on seasonality on the Company’s cash flow since the combined Company will generate year-around revenues. The Company also plans to utilize certain of the truck plazas for the construction of bio-diesel producing facilities and the distribution of those fuels which should further increase the Company’s revenues.
.
In order to conserve its capital resources as well as to provide an incentive for the Company’s employees and other service vendors, the Company will continue to issue, from time to time, common stock and stock options to compensate employees and non-employees for services rendered. The Company is also focusing on its home heating-oil business by expanding distribution programs and developing new customer relationships to increase demand for its products. In addition, the Company is pursuing other lines of business, which include expansion of its current commercial business into other products and services such as bio-diesel, solar energy, and other energy related home services. The Company is also evaluating all of its product lines on a combined basis for cost reductions, consolidation of facilities and efficiency improvements.

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

The Company agreed that within sixty days from the date of issuance of the note (September 3, 2006) and warrant that it would file a registration statement with the SEC covering the resale of the shares of the Company's stock issuable upon conversion of the note and the exercise of the warrant. This registration statement would also cover any additional shares of stock issuable to Laurus as a result of any adjustment to the fixed conversion price of the note or the exercise price of the warrant. As of June 30, 2007, the Company is not able to file a registration statement and Laurus has not yet waived its rights under this agreement. There are no stipulated liquidated damages outlined in the Registration Rights Agreement. Under the agreement, the holder is entitled to exercise all rights granted by law , including recovery of damages, and will be entitled to specific performance of its rights under this agreement. Mr. Frank Nocito, an officer and a stockholder and Mr. Stephen Chalk, a director have each provided a personal guarantee, of up to $425,000 each, in connection with this financing.

The Company's obligations to Laurus under the Securities Purchase Agreement, the convertible term note and other related agreements are guaranteed by the following subsidiaries of the Company: Able Oil Co.; Able Propane Co, LLC; Able Energy New York, Inc.; Able Oil Melbourne, Inc.; Able Energy Terminal, Inc.; Priceenergy.com, Inc.; and, Priceenergy.com Franchising, LLC.

As discussed above, on July 5, 2006, the Company loaned to All American the sum of $905,000 from the $1 million the Company received for the sale of the convertible term note to Laurus. All American subsequently loaned the $905,000 received from Able to CCIG, (a 70% owned subsidiary of all American), who utilized such funds toward the development and operation of a project operated by CCIG's subsidiary, Beach Properties Barbuda Limited ("BPBL”).

On January 10, 2007, the Company received from Laurus a notice of a claim of default. Laurus claimed default under section 4.1(a) of the convertible term note as a result of non-payment of interest and fees in the amount of $8,826 that were due on January 5, 2007, and a default under sections 6.17 and 6.18 of the Securities Purchase Agreement for "failure to use best efforts” (i) to cause CCIG to provide Laurus on an ongoing basis with evidence that any and all obligations in respect of accounts payable of the project operated by BPBL, have been met; and (ii) cause CCIG to provide within 15 days after the end of each calendar month, unaudited/internal financial statements (balance sheet, statements of income and cash flow) of the Beach House and evidence that BPBL and the Beach House are current in all of their ongoing operational needs. In connection with the claim of default, Laurus claimed an acceleration of maturity of the principal amount of the note of $1,000,000 and approximately $154,000 default payment ("Default Payment") as well as accrued interest and fees of approximately $12,000.

The aforementioned interest and fees were paid by the Company on January 11, 2007. Further, the Company has attempted to cause CCIG to provide reports and information to Laurus as provided for in the Securities Purchase Agreement. On March 7, 2007, Laurus notified the Company that it waived the event of default and that Laurus had waived the requirement for the Company to make the default payment. CCIG has informed the Company that they have initiated a legal proceeding in Antigua against Laurus. Among the subjects of that proceeding are the “validity and enforceability” of agreements that the holder is now seeking to have the Company use its best efforts to have CCIG comply with. Further, the pending proceeding is “a material intervening event that now supersedes the Company's attempt as to these obligations”, since the matter has been submitted to the courts.

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

On August 8, 2006, the Company issued $2,000,000 of convertible debentures to certain investors which are due on August 8, 2008. The convertible debentures are convertible into shares of the Company's common stock at a conversion price of $6.00 per share, which was the market value of the Company's common stock on the date of issuance. The Company received net proceeds of $1,820,000 and incurred expenses of legal fees of $40,000 and broker fees of $140,000 in connection with this financing that will be charged to deferred issuance costs and amortized on a straight-line basis over the two year term of the convertible debenture. The debentures bear interest at the greater of either LIBOR (5.4% at September 30, 2006) plus 6.0%, or 12.5%, per annum, and such interest is payable quarterly to the holder either in cash or in additional convertible debentures.

The investors also were issued 333,333, 166,667 and 172,667 five-year warrants to purchase additional shares of the Company's common stock at $4.00, $6.00 and $7.00 per share, respectively.

At any time, the holder may convert the convertible debenture into shares of common stock at a conversion price of $6.00 per share, or into 333,333 shares of common stock which represents a conversion at the face value of the convertible debenture. These warrants were valued at $3,143,000, using the Black-Scholes model, applying an interest rate of 4.85%, volatility of 98.4% dividends of 0% and a term of five years. The Company has recorded a debt discount related to the value of the beneficial conversion feature of the convertible term note of $778,000 which is amortizable on the interest method over the two year term of the debenture. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5") and EITF 00-27, "Application of Issue NO. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), on a relative fair value basis, the warrants were recorded at a value of approximately $1,222,000. The conversion feature, utilizing an effective conversion price and market price of the common stock on the date of issuance of $2.00 and $6.00, per share, respectively, were valued at approximately $1,333,000 which was then limited to $778,000, the remaining undiscounted value of the proceeds from the convertible term note. Accordingly, the Company has recorded a debt discount related to the warrants of $1,222,000, the beneficial conversion feature of the convertible term note of $778,000 and for issuance costs of $140,000, which amounts are amortizable utilizing the interest method over the two year term of the convertible term note. The amortization of debt discounts and deferred financing costs related to the convertible debentures for the quarter ended September 30, 2006 were $100,284 and $9,015, respectively.

The Company had agreed to file a registration statement within forty-five days which was September 22, 2006, covering the resale of the shares of common stock underlying the convertible debentures and warrants issued to the investors, and by October 15, 2006, to have such registration statement declared effective. The registration rights agreement with the investors provides for partial liquidated damages in the case that these registration requirements are not met. From the date of violation, the Company is obligated to pay liquidated damages of 2.0% per month of the outstanding amount of the convertible debentures, up to a total obligation of 24.0% of such obligation. The Company has not yet filed a registration statement regarding these securities. Accordingly, through June 30, 2007, the Company has estimated the fair value of the liquidated damages obligation to be approximately $450,000, none of which has been paid. The Company is obligated to pay 18.0% interest per annum on any liquidated damages amount not paid in full within 7 (seven) days. As of June 30, 2007, the Company is not able to file a registration statement and the holder has not yet waived its rights under this agreement. However, the Company, as of June 30, 2007, has not received a notice of default regarding these matters. EITF 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No.00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 05-4"), view (C) allows Able to account for the value of the warrants as equity and separately record the fair value of the registration right as a derivative liability. Accordingly, in determining whether the transaction was recorded properly, Able followed view (C) to measure the amount of the registration rights derivative liability. Unless these liquidated damages are cured, the incurred liquidated damages and an estimate of future amount will be accounted for as a derivative liability by the Company.

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

Terms of the loan call for a repayment of $1,284,000, which includes the one-time finance charge of $84,000, over a seven-month period. This will be accomplished through Credit Cash withholding 18% of Credit Card collections of Able Oil Company and 10% of Credit Card collections of PriceEnergy.com, Inc. over the seven-month period beginning March 21, 2007. There are certain provisions in the agreement which allow Credit Cash to increase the withholding, if the amount withheld by Credit Cash over the seven-month period is not sufficient to satisfy the required repayment of $1,284,000.

Our net loss for the quarter ended September 30, 2006 was approximately $1,640,000, including non-cash charges totaling approximately $400,000. The Company has been funding its operations through an asset-based line of credit, the issuance of convertible debentures and a note payable and the proceeds from the exercise of options and warrants. The Company will need some combination of the collection of All American notes receivable, new financing, restructuring of existing financing, improved receivable collections and/or improved operating results in order to maintain adequate liquidity over the course of the 2008 fiscal year.

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

The Company has incurred a loss from continuing operations during the year ended June 30, 2006 approximately of $6,242,000. Net cash used in operations during the year ended June 30, 2006 was approximately $1,712,000. During the three months ended September 30, 2006, the Company incurred a net loss of approximately $1.6 million and had a working capital deficiency of approximately $1.3 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

On June 1, 2005, All American completed a financing that may impact the Company. Pursuant to the terms of the Securities Purchase Agreement (the "Agreement") among All American and certain purchasers ("Purchasers"), the Purchasers loaned All American an aggregate of $5,000,000, evidenced by secured debentures dated June 1, 2005 (the "Debentures"). The Debentures were due and payable on June 1, 2007, subject to the occurrence of an event of default, with interest payable at the rate per annum equal to LIBOR for the applicable interest period, plus 4% payable on a quarterly basis on April 1st, July 1st, October 1st and January 1st, beginning on the first such date after the date of issuance of the Debentures. As of June 30, 2007, the Company's board has not approved the transfer of the debt that would also require the transfer of additional assets from All American as consideration for the Company to assume the debt. Should the Company’s Board approve the transfer of the debt, the Debentures will be convertible into shares of the Company's common stock at a conversion rate of the lesser of (i) the purchase price paid by the Company for each share of All American common stock in the acquisition, or (ii) $3.00, subject to further adjustment as set forth in the agreement.

The loan is secured by real estate property owned by All American in Pennsylvania and New Hampshire. Pursuant to the Agreement, these Debentures are in default, as All American did not complete the merger with the Company prior to the expiration of the 12-month anniversary of the Agreement. Pursuant to the Additional Investment Right Agreement (the "AIR Agreement") among All American and the Purchasers, the Purchasers may loan All American up to an additional $5,000,000 of secured convertible debentures on the same terms and conditions as the initial $5,000,000 loan, except that the conversion price will be $4.00.

If the Company assumes the obligations of All American under the Agreement, the Debentures and the AIR Agreement through the execution of a Securities Assumption, Amendment and Issuance Agreement, Registration Rights Agreement, Common Stock Purchase Warrant Agreement and Variable Rate Secured Convertible Debenture Agreement, each between the Purchasers and the Company (the "Able Energy Transaction Documents"). Such documents provide that All American shall cause the real estate collateral to continue to secure the loan, until the earlier of full repayment of the loan upon expiration of the Debentures or conversion by the Purchasers of the Debentures into shares of the Company's common stock at a conversion rate of the lesser of (i) the purchase price paid by the Company for each share of All American common stock in the acquisition, or (ii) $3.00, (the "Conversion Price"), subject to further adjustment as set forth in the Able Energy Transaction Documents. However, the Conversion Price with respect to the AIR Agreement shall be $4.00. In addition, the Purchasers shall have the right to receive five-year warrants to purchase 2,500,000 of the Company's common stock at an exercise price of $3.75 per share.

In the event the Company’s Board of Directors does approve the transfer of debt and pursuant to the Able Energy Transaction Documents, the Company shall also have an optional redemption right (which right shall be mandatory upon the occurrence of an event of default) to repurchase all of the Debentures for 125% of the face amount of the Debentures plus all accrued and outstanding interest, as well as a right to repurchase all of the Debentures in the event of the consummation of a new financing in which the Company sells securities at a purchase price that is below the Conversion Price. The stockholders of All American have placed 1,666,667 shares of Able common stock in escrow shares to satisfy the conversion of the $5,000,000 in outstanding Debentures in full should the Company’s Board approve the transfer of the debt.

On May 19, 2006, the Company entered into a letter of interest agreement with Manns Haggerskjold of North American, Ltd. ("Manns"), for a bridge loan to the Company in the amount of $35,000,000 and a possible loan in the amount of $1.5 million based upon the business combination with All American ("Manns Agreement"). The terms of the letter of interest provided for the payment of a commitment fee of $750,000, which was non-refundable to cover the due-diligence cost incurred by Manns. On June 23, 2006, the Company advanced to Manns $125,000 toward the Manns Agreement due diligence fee. During the period July 7, 2006 through November 17, 2006, the Company advanced an additional $590,000 toward the Manns Agreement due diligence fee. Amounts out standing relating to these advances as of September 30, 2006 were $540,000 and have been classified as contra-equity on the Company's condensed consolidated balance sheet as of September 30, 2006. As of June 30, 2007, the $715,000 of advances remain outstanding.

As a result of the Company receiving a Formal Order of Investigation from the SEC on September 22, 2006, the Company and Manns agreed that the commitment to fund being sought under the Manns Agreement would be issued to All American, since the stockholders had approved an acquisition of All American by Able and since the collateral for the financing by Manns would be collateralized by real estate owned by All American. Accordingly, on September 22, 2006, All American agreed that in the event Manns funds a credit facility to All American rather than the Company, upon such funds being received by All American, it will immediately reimburse the Company for all expenses incurred and all fees paid to Manns in connection with the proposed credit facility from Manns to the Company. On or about February 2, 2007, All American received a Term Sheet from UBS Real Estate Investments, Inc. (“UBS”) requested by Manns as co-lender to All American. All American rejected the UBS offer as it was not consistent with the Manns’ commitment of September 14, 2006. All American subsequently demanded that Manns refund all fees paid to Manns by Able and All American. In order to enforce its rights in this regard All American has retained legal counsel. The Company and All American intend to pursue their remedies against Manns. All recoveries and fees and costs of the litigation will be allocated between the Company and All American in proportion to the amount of the Manns due diligence fees paid.

The Company must also bring current each of its SEC filings as part of a plan to raise additional capital. In addition to the filing of this Form 10-Q for the quarter ended September 30, 2006, the Company must also complete and file its Form 10-Q's for the quarters ended December 31, 2006 and March 31, 2007.

There can be no assurance that the financing or the cost saving measures as identified above will be satisfactory in addressing the short-term liquidity needs of the Company. In the event that these plans can not be effectively realized, there can be no assurance that the Company will be able to continue as a going concern.

CONTRACTUAL OBLIGATIONS

The following schedule summarizes our contractual obligations as of September 30, 2006 in the periods indicated:

		Less Than			More then
Contractual Obligations	Total	1 Year	1-3 Years	3-5 years	5 years

Long term debt	$7,384,090	$1,338,859	$3,058,007	$149,928	$2,837,296
Capital lease obligation	877,787	$304,215	$496,445	77,127	-
Operating leases	566,955	242,638	$324,317
Unconditional purchase obligations	5,976,780	$5,976,780	$-	-	-
Other long term obligations	469,275	$469,275	-	-	-
Total contractual obligations	$15,274,887	$8,331,767	$3,878,769	$227,055	$2,837,296

Excluded from table above is estimated interest payments on long term debt and capital leases of approximately $604,000, $774,000, $368,000, and $1,987,000 for the periods less than 1 year, 1-3 years, 3-5 years, and more than 5 years respectively. In addition, excluded from above table are unconditional purchase obligations of approximately $3,299,000 that the Company entered into subsequent to September 30, 2006.

SEASONALITY

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. All of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At September 30, 2006, the Company had approximately $4,000,000 of outstanding long-term debt and convertible debentures and notes payable. Although the Company's assets included approximately $3,900,000 in cash, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive and Acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date.

a)
Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer and several other members of the Company's senior management at September 30, 2006. Based on this evaluation, and as noted below, the Company's Chief Executive Officer and Acting Chief Financial Officer concluded that as of September 30, 2006, the Company's disclosure controls and procedures were not effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Acting Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

b)
Changes in Disclosure Controls and Procedures. The Company has taken action to correct these weaknesses in order to assist the Chief Executive Officer and Acting Chief Financial Officer in their respective duties, the Company has hired an independent consulting firm with experience in public company disclosure requirements to assist such officers in their respective duties during the review, preparation and disclosures required in SEC rules and regulations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 8, 2006, the Company commenced an action in the Superior Court of California, for the County of Los Angeles against Summit Ventures, Inc. (“Summit”), Mark Roy Anderson (“Anderson”), the principal of Summit and four other companies controlled by Anderson, Camden Holdings, Inc., Summit Oil and Gas, Inc. d/b/a Nevada Summit Oil and Gas, Harvest Worldwide LLC and Harvest Worldwide, Inc. seeking to compel the return of 142,857 shares (the “Shares”) of the Company’s common stock issued to Summit. The shares were issued to Summit in connection with a consulting agreement the Company had entered into with Summit in January 2005 (also See Note 5). The complaint also sought damages as a result of Summit’s and Anderson’s breach of contract, fraud, and misrepresentation with respect to the consulting agreement. On June 28, 2007, Summit and Anderson interposed a cross-complaint against the Company, Greg Frost, the Company’s Chief Executive Officer and Chairman, Chris Westad, the Company’s President, Frank Nocito, Vice President of Business Development for the Company, Stephen Chalk, a Director of the Company and Timothy Harrington, the former Chief Executive Officer of the Company. The cross-complaint seeks damages of not less than $1,411,427 based on purported claims of breach of contract and fraud. It is the Company’s position that these claims are completely without merit and it intends to make a motion to dismiss the cross-complaint as soon as possible and to vigorously pursue its rights against Summit, Anderson, and his other related companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)
On July 5, 2006, the Company closed a Securities Purchase Agreement entered into on June 30, 2006 whereby it sold a $1,000,000 convertible term note to Laurus. The Company pays interest on the note monthly in arrears commencing at a rate equal to the prime rate published in the Wall Street Journal plus 2%, calculated as of the last business day of the calendar month. Amortizing payments of the principal amount of the note shall be made by the Company commencing on June 30, 2007 and on the first business day of each succeeding month thereafter in the amount of $27,778 through the maturity date of the note on June 30, 2009 The note is convertible at the option of Laurus into shares of the Company's common stock, at an initial fixed conversion price of $6.50 per share. The conversion rate of the note is subject to certain adjustments and limitations as set forth in the note. In connection with Laurus' purchase of the note, the Company granted Laurus a warrant exercisable through June 30, 2011 to purchase 160,000 shares of the Company's common stock at a price of $5.57 per share, subject to the adjustments and limitations set forth in the warrant. These warrants were valued at $986,000, using the Black-Scholes model, applying an interest rate of 5.19%, volatility of 98.4%, dividends of $0 and a contractual term of five years.

On August 8, 2006, the Company issued $2,000,000 of convertible debentures to certain investors. The convertible debentures are convertible into shares of the Company's common stock at a conversion price of $6.00 per share, which was the market value of the Company's common stock on the date of issuance The debentures bear interest at the greater of either LIBOR plus 6.0%, or 12.5%, per annum, and such interest is payable quarterly to the holder either in cash or in additional convertible debentures. At any time, the holder may convert the convertible debenture into shares of common stock at $6.00 per share, or into 333,333 shares of common stock which represents a conversion at the face value of the convertible debenture. As of May 30, 2007, upon consummation by the Company of the business combination transaction with All American, the Company may redeem the convertible debentures at a price of 120% of the face amount, plus any accrued but unpaid interest and any unpaid liquidated damages or under certain conditions, the Company may redeem the amount at 120% of the face amount in cash, or redeem through the issuance of shares of common stock at the lower of the existing conversion price or 90% of the volume weighted average price, as stipulated in the agreement. The investors may elect to participate in up to 50% of any subsequent financing of the Company by providing written notice of intention to the Company. The investors also were issued 333,333, 166,667 and 172,667 five-year warrants to purchase additional shares of the Company's common stock at $4.00, $6.00 and $7.00 per share, respectively.

b)	Non-applicable

c)	None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

In connection with a $1,000,000 convertible term note issued in July 2006, the Company agreed that within sixty days from the date of issuance of the note (September 3, 2006) and warrant that it would file a registration statement with the SEC covering the resale of the shares of the Company's stock issuable upon conversion of the note and the exercise of the warrant. This registration statement would also cover any additional shares of stock issuable as a result of any adjustment to the fixed conversion price of the note or the exercise price of the warrant. As of June 30, 2007, the Company was not able to file a registration statement and the holder has not yet waived its rights under this agreement. However, the Company has not received a default notice from the lender on these matters.
There are no stipulated liquidated damages outlined in the Registration Rights Agreement.

In conjunction with $2,000,000 of convertible debentures issued on August 2006, the Company had agreed to file a registration statement within forty-five days or September 22, 2006, covering the resale of the shares of common stock underlying the convertible debentures and warrants issued to the investors, and by October 15, 2006, to have such registration statement declared effective. The registration rights agreement with the investors provides for partial liquidated damages in the case that these registration requirements are not met. From the date of violation, the Company is obligated to pay liquidated damages of 2% per month of the outstanding amount of the convertible debentures, up to a total obligation of 24% of such obligation. The Company has not yet filed a registration statement regarding these securities. Accordingly, through June 30, 2007, the Company has estimated the fair value of the liquidated damages obligation including interest of approximately $450,000, none of which has been paid. The Company is obligated to continue to pay 18% interest per annum on any damage amount not paid in full within 7 (seven) days. As of June 30, 2007, the Company is not able to file a registration statement and the holder has not yet waived its rights under this agreement. However, the Company has not received a default notice from the lender on these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote at a special meeting of stockholders held on August 29th, 2006

Acquisition of All American Plazas
Issuance of up to 11,666,667 shares of the Company’s common stock which will result in the acquisition of substantially all of the assets of All American Plazas, Inc. a Pennsylvania corporation, pursuant to the Stock Purchase Agreement, dated as of June 16, 2005, by and among the shareholders of All American and the Company.

For	Against	Abstain	No Vote
826,491	26,905	8,130	1,000,000

Ratification and approval of shares issuable in connection with the July 2005 Debenture Financing
Potential issue of up to 789,970 shares of the Company’s common stock through the conversion of certain convertible debentures the Company issued in connection with a $2,500,000 sale of such debentures which took place on July 12, 2005 and 5,250,000 shares pursuant to the exercise of warrants at $7.50 per share issued in connection with the same financing.

For	Against	Abstain	No Vote
1,803,538	47,285	10,700	-0-

Approval of Amendment to Certificate of Incorporation
Increase in the number of shares of common stock authorized for issuance under the Company’s Certificate of Incorporation from 10,000,000 shares to 75,000,000 shares.

For	Against	Abstain	No Vote
1,785,843	69,076	6,607	-0-

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Able Energy, Inc.

By:	/s/ Gregory Frost
Gregory Frost
Chief Executive Officer

By:	/s/ Jeffery Feld
Jeffery Feld
Acting Chief Financial Officer

July 23 2007