Form 10-Q
period 2006-12-31
ABLE ENERGY INC
filed 2007-07-31
CIK 1065728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2006

or

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
☐     Yes   ☒    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐    Yes    ☒    No

As of July 31, 2007, 14,808,090 shares of common stock, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.

ABLE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q

December 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	JUNE 30,
	2006	2006
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,265,998	$2,144,729
Accounts receivable, net of allowance for doubtful accounts of
$516,315 and $462,086, at December 31, 2006 and
June 30, 2006, respectively	3,352,811	3,414,894
Due from broker	509,198	-
Inventories	2,123,433	675,987
Notes receivable - current portion	228,047	400,579
Receivable from a related party	297,059	-
Prepaid expenses and other current assets	487,365	528,788

Total Current Assets	8,263,911	7,164,977

Property and equipment, net	4,742,692	4,414,051
Notes receivable - less current portion	725,000	725,000
Intangible assets, net	974,931	326,658
Deferred financing costs, net	281,172	150,264
Prepaid acquisition costs	225,000	225,000
Security deposits	79,918	84,918
Total Assets	$15,292,624	$13,090,868

LIABILITIES & STOCKHOLDERS' (DEFICIENCY) EQUITY
Current Liabilities:
Line of credit	$999,804	$1,231,640
Notes payable, current portion	146,450	76,181
Capital leases payable, current portion	311,476	314,145
Convertible debentures and note payable,
net of unamortized debt discounts
of $2,600,171 and $70,368 as of December 31, 2006
and June 30, 2006, respectively	532,326	62,132
Accounts payable and accrued expenses	3,505,081	2,298,937
Fuel derivative contracts	383,065	-
Customer pre - purchase payments	5,409,244	3,336,833
Unearned revenue	231,769	277,426

Total Current Liabilities	11,519,215	7,597,294

Notes payable, less current portion	3,447,687	3,176,175
Capital leases payable, less current portion	577,426	645,313

Total Long - Term Liabilities	4,025,113	3,821,488

Total Liabilities	15,544,328	11,418,782

COMMITMENTS AND CONTINGENCIES
Stockholders' (Deficiency) Equity:
Preferred stock; par value $.001, authorized 10,000,000 shares;
issued - none	-	-
Common stock; $.001 par value; 75,000,000 and 10,000,000 shares authorized;
at December 31, 2006 and June 30, 2006, respectively
3,141,423 and 3,128,923 shares issued and outstanding
at December 31, 2006 and June 30, 2006, respectively	3,141	3,129
Additional paid - in capital	17,991,054	14,812,723
Accumulated deficit	(14,141,233)	(11,038,961)
Accumulated other comprehensive loss	(383,065)	-
Notes and loans receivable - related parties	(3,721,601)	(2,104,805)

Total Stockholders' (Deficiency) Equity	(251,704)	1,672,086

Total Liabilities and Stockholders' (Deficiency) Equity	$15,292,624	$13,090,868

See accompanying notes to these condensed consolidated financial statements.

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
		(Restated)		(Restated)
		(Note 5)		(Note 5)

Net Sales	$19,266,016	$22,455,462	$32,101,569	$35,588,527

Cost of Sales (exclusive of depreciation and amortization
shown separately below)	17,542,824	20,059,210	29,184,442	32,068,784

Gross Profit	1,723,192	2,396,252	2,917,127	3,519,743

Operating Expenses:
Selling, general and administrative	2,579,347	2,354,125	4,868,130	4,214,114
Depreciation and amortization	153,954	161,435	325,291	433,591

Total Operating Expenses	2,733,301	2,515,560	5,193,421	4,647,705

Loss from Operations	(1,010,109)	(119,308)	(2,276,294)	(1,127,962)

Other Income (Expense):
Interest and other income	156,282	28,910	305,104	57,121
Interest income - related parties	70,153	13,295	142,031	31,070
Interest expense	(211,276)	(197,987)	(388,029)	(350,378)
Interest expense - related parties	-		-	(35,333)
Note conversion expense	-	(125,000)	-	(125,000)
Amortization of deferred financing costs	(27,762)	(207,136)	(48,890)	(240,701)
Amortization of debt discounts on convertible
debentures and note payable	(274,285)	(1,207,004)	(470,194)	(1,485,537)
Registration rights penalty	(165,400)	-	(366,000)	-
Total Other Expenses, Net	(452,288)	(1,694,922)	(825,978)	(2,148,758)

Net Loss	$(1,462,397)	$(1,814,230)	$(3,102,272)	$(3,276,720)

Basic and diluted loss per common share	$(0.47)	$(0.71)	$(0.99)	$(1.31)
Weighted average number of common shares outstanding -
basic and diluted	3,141,423	2,570,065	3,137,577	2,507,753

See accompanying notes to these condensed consolidated financial statements.

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
For The Six Months Ended December 31, 2006
(Unaudited)

						Notes and
					Accumulated	Loans	Total
					Other	Receivable -	Stockholders'
	Common Stock		Additional Paid	Accumulated	Comprehensive	Related	Equity	Comprehensive
	Shares	Amount	- in Capital	Deficit	Loss	Parties	(Deficiency)	Loss
Balance July 1, 2006	3,128,923	$3,129	$14,812,723	$(11,038,961)	$-	$(2,104,805)	$1,672,086	$-

Common stock issued in
connection with option exercise	12,500	12	54,488	-	-	-	54,500	-
Discounts on convertible
debentures and note payable	-	-	3,000,000	-	-	-	3,000,000	-
Amortization of deferred compensation	-	-	123,843	-	-	-	123,843	-
Notes receivable from related parties
for reimbursement of certain fees	-	-	-	-	-	(590,000)	(590,000)	-
Issuance of notes receivable
and related accrued interest
receivable upon advance to
stockholders	-	-	-	-	-	(1,026,796)	(1,026,796)	-
Net loss	-	-	-	(3,102,272)	-	-	(3,102,272)	(3,102,272)
Comprehensive loss -
unrealized loss on fuel derivative contracts	-	-	-	-	(383,065)	-	(383,065)	(383,065)

Balance December 31, 3006	3,141,423	$3,141	$17,991,054	$(14,141,233)	$(383,065)	$(3,721,601)	$(251,704)	$(3,485,337)

See accompanying notes to these condensed consolidated financial statements.

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	December 31,
	2006	2005
		(Restated)
		(Note 5)
Cash flows from operating activities:

Net loss	$(3,102,272)	$(3,276,720)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	325,288	433,591
Provision for bad debts	54,229	195,141
Amortization of debt discounts on convertible debentures
and note payable	470,194	1,485,537
Amortization of deferred financing costs	48,891	240,701
Interest income on note receivable and loan - related parties	(121,798)	-
Stock - based compensation	123,843	2,423
Gain on sale of property and equipment	(12,594)	(5,000)
Note conversion expense	-	125,000
(Increase) decrease in operating assets:
Accounts receivable	(13,225)	(1,379,514)
Due from broker	(509,198)	-
Inventories	(1,419,446)	(1,450,913)
Receivables from a related party	(297,059)	-
Prepaid expenses and other current assets	41,423	(16,327)
Security deposits	5,000	(5,000)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,206,144	1,685,527
Customer pre - purchase payments	1,834,872	2,254,311
Unearned revenue	(45,657)	33,924
Net cash (used in) provided by operating activities	(1,411,365)	322,681

Cash flows from investing activities:
Purchases of property and equipment	(472,909)	(279,605)
Cash acquired in Purchase of Horsham Franchise, net of $128,000 cash paid	109,539	-
Advances to related parties	(1,494,998)	(1,897,500)
Intangible assets	-	(9,599)
Prepaid acquisition costs	-	(611,940)
Collection of notes receivable	(96,946)	27,825
Cash received on sale of property and equipment	13,886	14,599
Net cash used in investing activities	(1,941,428)	(2,756,220)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(231,836)	436,757
Repayment of notes payable	(3,834)	(35,087)
Repayment of capital leases payable	(164,969)	(141,708)
Proceeds from exercise of options	54,500	1,068,000
Deferred financing costs	(179,798)	(217,174)
Proceeds from sale of convertible debentures and note payable	3,000,000	2,500,000
Net cash provided by financing activities	2,474,063	3,610,788

Net (decrease) increase in cash	(878,731)	1,177,249
Cash - Beginning of Period	2,144,729	1,754,318
Cash - End of Period	$1,265,998	$2,931,567

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$372,348	$273,249

Supplemental non - cash investing and financing activity:
Purchase of Horsham franchise:
Assets acquired and liabilities assumed:
Cash	$237,539	$-
Inventories	28,000	-
Property and equipment	39,000	-
Intangible assets - Customer lists	697,175	-
Customer pre - purchase payments	(237,539)	-
Total purchase price	764,175	-
Less: Cash paid to purchase Horsham Franchise	(128,000)	-
Non-cash consideration due to seller	$636,175	$-
Non - cash consideration consisted of:
Note payable to seller	$345,615	$-
Off-set of note receivable, accrued interest receivable and other
receivable due from seller	290,560	-
	$636,175	$-

Common stock issued upon conversion of note payable	$-	$500,000

Common stock issued upon conversion of convertible debt and accrued interest	$-	$1,223,414

Property and equipment acquired through the assumption of
capital lease obligations	$94,413	$215,329

See accompanying notes to these condensed consolidated financial statements.

ABLE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Able Energy, Inc. and Subsidiaries (the "Company") have been prepared in accordance with United States generally accepted accounting principles applicable for interim financial information. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. These condensed consolidated financial statements include the accounts of Able Energy, Inc. and its wholly - owned subsidiaries (Able Oil Company, Able Oil Melbourne, Inc., Able Energy New York, Inc., Able Energy Terminal LLC and Price Energy Franchising L.L.C.) and majority owned (70.6%) subsidiary (PriceEnergy.com, Inc.). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on April 12, 2007 for the year ended June 30, 2006.

Note 2 - Going Concern, Liquidity and Capital Resources and Managements Plans

The Company has incurred a net loss during the year ended June 30, 2006 of approximately $6,242,000. Net cash used in operations during the year ended June 30, 2006 was approximately $1,712,000. During the six months ended December 31, 2006, the Company incurred a net loss of approximately $3.1 million and used cash in operating activities of approximately $1,411,000, had a working capital deficiency of approximately $3.3 million, and a stockholders’ deficiency of approximately $252,000.  These factors raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

As of June 30, 2007, the Company had a cash balance of approximately $643,000 and had approximately $2.0 million of obligations for funds received in advance under a customer pre-purchase fuel program. The Company had available borrowings through its credit line facility of approximately $865,000 at June 30, 2007. In order to meet its liquidity requirements, the Company is negotiating a second mortgage on its oil terminal located on Route 46 in Rockaway, New Jersey, through which the Company believes it may borrow additional funds.

The Company has been funding its operations through an asset-based line of credit (See Note 13), the issuance of convertible debentures and notes payable (See Note 16), and the proceeds from the exercise of options (See Note 17). During the six months ended December 31, 2006, the Company has secured financings of approximately $3 million from the proceeds of convertible debentures and notes payable and approximately $55,000 in proceeds from option exercises. Of such amount approximately $2.3 million was expended for loans, investments, and hedging transactions with the balance used for day to day operations of the Company (See Notes 10, 19 and 21).

On May 30, 2007, the Company completed a business combination with All American Plaza’s Inc. (“All American”) (See Note 19). The Company is pursuing sales initiatives, cost savings and credit benefits as contemplated in the business combination including consolidation of business operations where management of the Company deems appropriate for the combined entity. In order to conserve its capital resources and to provide incentives for the Company’s employees and other service vendors, the Company expects to continue to issue, from time to time, common stock and stock options to compensate employees and non-employees for services rendered. The Company is focusing on expanding its distribution programs and new customer relationships to increase demand for its products. In addition, the Company is pursuing other lines of business, which include expansion of its current commercial business into other products and services such as bio-diesel, solar energy, and other energy related home services. The Company is also evaluating, on a combined basis, all of its product lines for cost reductions, consolidation of facilities and efficiency improvements. There can be no assurance, however, that the Company will be successful in its efforts to enhance its liquidity.

During the six months ended December 31, 2006, the Company advanced monies and loans totaling approximately $1,495,000 to All American who was a stockholder in the Company previous to the business combination. In addition, the Company accrued interest income on those and other notes with All American in the amount of $60,610 and $121,798 for the three and six months ended December 31, 2006, respectively (See Note 19). As of December 31, 2006, $715,000 is due on advances made on behalf of All American, a note receivable plus accrued interest in the amount of $1,883,000 is due August 15th 2007 and a note and accrued interest in the amount of $939,000 is due in July 2008. The Company has granted to All American a series of extensions of the maturity of the note that is currently due on August 15, 2007. The business combination with All American was structured as an asset purchase agreement and the note obligations of All American to the Company were not assumed in connection with the business combination. Therefore, the notes receivable, as well as other amounts due from All American, survive the business combination and are recorded as contra - equity within these condensed consolidated financial statements. All American, the surviving entity, has notified the Company that its ability to repay its note obligations to the Company will be dependent upon All American successfully securing financing from a third party. Information related to assets acquired and liabilities assumed has not been finalized as of the date of this filing. Accordingly, the effect of the acquisition on the liquidity of the Company is not readily determinable.

The Company will require some combination of the sales, cost savings and credit benefits originally contemplated from the business combination and some combination of the collection of All American notes receivable, new financing, restructuring of existing financing, improved receivable collections and/or improved operating results in order to maintain adequate liquidity during the year ending June 30, 2008. The Company expects to establish and maintain compliance with the reporting requirements of the Securities and Exchange Act of 1934, as amended, which include the filing of this Form 10-Q for the quarter ended December 31,2006, and the quarterly report on Form 10-Q for the quarter ended March 31, 2007.

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

Derivative Contracts
The Company uses derivative instruments (futures contracts) to manage the commodity price risk inherent in the purchase and sale of #2 heating oil. Derivative instruments are required to be marked to market under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”), as amended. These contracts are designated as cash flow hedges in accordance with SFAS 133 and were recorded at fair value as a liability entitled “fuel derivative contracts” on the Company's condensed consolidated balance sheet at December 31, 2006.

The Company believes that these futures contracts for fuel oil have been effective during their term to offset changes in cash flow attributable to the hedged risk. The Company performs a prospective and retrospective assessment of the effectiveness of the futures contracts at least on a quarterly basis. All realized and unrealized gains or losses on the futures contracts at each reporting date are included in accumulated other comprehensive loss in the equity section of the condensed consolidated balance sheet and in comprehensive loss (See Note 9) until the related fuel purchases being hedged are sold at which time such gains or losses are recorded in cost of goods sold in the condensed consolidated statements of operations. However, if the Company expects at any time that continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the futures contracts and the hedged transaction in one or more future periods, a loss is reclassified immediately into cost of goods sold for the amount that is not expected to be recovered. As a result of the Company’s effectiveness assessment at December 31, 2006, the Company believes that all open futures contracts will continue to be highly effective in achieving offsetting changes in future cash flows.

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

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. In July and August 2006, the Company entered into two private placement agreements for convertible debentures and a note payable, a registration rights agreement and issued warrants in connection with the private placement (See Note 15). Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for uncapped liquidated damages, the Company determined that the registration rights is a derivative liability.

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

Note 5 - Restatement of Financial Data as of December 31, 2005 and for the Three and Six Months Then Ended

The financial data as of December 31, 2005 and for the three and six months periods ended December 31, 2005, as presented in the condensed consolidated financial statements, have been restated and corrected for errors relating to (1) the amortization of a customer list; (2) the deferral of revenue recognition associated with certain twelve month service contracts; (3) the improper accrual of audit fees; (4) the issuance and cancellation of common stock in regard to non-performance by a consultant under its consulting agreement with the Company; (5) the timing of the recording of directors' fees; (6) the timing of the recording of bad debt expense; (7) the deferral of previously recorded revenue; and the reclassification of related party receivables.

Customer List Amortization
The Company was amortizing customer lists aggregating approximately, $611,000 (which were purchased in various acquisitions) over estimated useful lives of 10-15 years until July 2001, when the net book value was $422,728, at which time the Company stopped amortizing the same. The Company has reassessed its position and has determined that the customer lists should have continued to be amortized, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", which states that intangible assets must be amortized over their estimated useful life unless that useful life is determined to be indefinite. Accordingly, the Company has recognized additional amortization expense of $10,513 and $21,026 for the three and six month periods ended December 31, 2005, respectively.

Service Contract Revenue Deferral
In the ordinary course of business, the Company offers a twelve month service contract related to residential customers' heating equipment. The Company's policy is to defer the revenue associated with these contracts, recognizing the revenue over the life of the respective contracts. However, the Company's policy was not applied correctly. The Company has recorded the deferrals required at the various reporting dates and the impact has been to increase revenue by $192,621 and $196,617 for the three and six month periods ended December 31, 2005, respectively.

Audit Fee Accrual
Previously, the Company recorded an accrual for audit fees that it estimated would be incurred subsequent to the date of the consolidated financial statements as of June 30, 2005. The Company subsequently determined that the accrual for the audit services which had not yet been performed was improper. The $31,337 of audit fees that were reversed as of June 30, 2005, was recorded during the six months ended December 31, 2005.

Cancellation of Stock Due to Non Performance by Consultant
During March 2005, the Company issued common stock to a consultant pursuant to the terms of a consulting agreement. Subsequently, the Company determined that the consultant did not perform in accordance with the consulting agreement and the Company has filed suit demanding that the shares be returned. The Company's position is that the share issuance has been cancelled ab initio, as if the shares were never issued. Accordingly, selling, general and administrative expense was increased by $22,727 and $12,987 for the three and six month periods ended December 31, 2005, respectively. Previously, the 142,857 shares issued to the consultant were treated as cancelled as of October 1, 2005 (See Note 18).

Timing of the Recording of Directors’ Fees
During the quarterly period ended March 31, 2006, the Company recorded a charge for Directors' fees, a portion of which it subsequently determined should have been recorded in prior periods. Accordingly, adjustments have been reflected to record charges of $42,886 and $85,772 during the three and six month periods ended December 31, 2005, respectively.

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

Deferral of Previously Recorded Revenue
During the quarterly period ended December 31, 2005, the Company recognized revenue which was primarily related to a gain which had been deferred from the December 1998 sale of Able Oil Company Montgomery, Inc. The Company subsequently determined that the deferred gain did not yet qualify for recognition until December 2006 when the Company purchased the Horsham Franchise (See Note 20). Accordingly, $79,679 of revenue was reversed from the three and six months ended December 31, 2005.

The adjustments reflected in the restated financial data as of December 31, 2005 and for the three and six months ended December 31, 2005, as presented in the condensed consolidated financial statements, also correct the condensed consolidated balance sheet as of December 31, 2005 which is not presented in these condensed consolidated financial statements.

Cumulative Effect of the Adjustments Described Above on Accumulated Deficit
The cumulative effect of the adjustments described above increased the accumulated deficit as of June 30, 2005 in the amount of $371,978.

Reclassification of Related Party Receivables
Related party receivables in the amount of $1,897,500 were reclassified from assets to notes and loans receivable - related parties, a contra - equity account.

Impact
The following summarizes the effect of the adjustments discussed above on the previously reported condensed consolidated balance sheet as of December 31, 2005 and statements of operations for the three and six months ended December 31, 2005:

December 31, 2005

Total assets as previously reported	$19,027,838
Adjustments	(2,138,189)
Restated total assets	$16,889,649

Total liabilities as previously reported	$14,864,854
Adjustments	165,451
Restated total liabilities	$15,030,305

Total stockholders' equity '
as previously reported	$4,162,984
Adjustments	(2,303,637)
Restated total stockholders' equity	$1,859,347

	For the Three Months Ended December 31, 2005	For the Six Months Ended December 31, 2005

Total revenues as previously reported	$22,340,176	$35,471,589
Adjustments	115,286	116,938
Restated total revenues	$22,455,462	$35,588,527

Gross profit as previously reported	$2,026,410	$2,949,579
Adjustments	369,842	570,164.0
Restated gross profit	$2,396,252	$3,519,743

Net loss as previously reported	$(1,900,507)	$(3,242,539)
Adjustments	86,277	(34,181)
Restated net loss	$(1,814,230)	$(3,276,720)

Basic and diluted loss per common share:
As previously reported	$(0.74)	$(1.25)
Adjustments	0.03	(0.06)
As restated	$(0.71)	$(1.31)

Basic and diluted average number of
common shares outstanding:
As previously reported	2,579,754	2,584,826
Adjustments	(9,689)	(77,073)
As restated	2,570,065	2,507,753

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

The total common shares issuable upon the exercise of stock options and warrants, and conversion of convertible debentures and note payable along with related accrued interest, was 6,760,826 and 5,707,782 for the six months ended December 31, 2006 and 2005, respectively.

Note 7 - Inventories

Inventories consisted of the following at December 31, 2006:

#2 heating oil	$1,777,553
Diesel fuel	44,419
Kerosene	43,290
Propane	24,757
Parts, supplies and equipment	233,414
Total	$2,123,433

Note 8 - Notes Receivable

On March 1, 2004, the Company entered into two notes receivable totaling $1.4 million related to the sale of its subsidiary, Able Propane LLC. The notes are secured by substantially all the assets of Able Propane LLC. One note for $500,000 bears interest at a rate of 6% per annum and the other note for $900,000 is non-interest bearing. Principal payments on the $900,000 are payable in four annual installments which began on the first anniversary of the note. Principal payment on the $500,000 note is due on March 1, 2008. Interest on such note is being paid in quarterly installments through the maturity date. The balance outstanding of these two notes as of December 31, 2006 was $950,000.

The Company had a note from Able Oil Montgomery, Inc. ("Able Montgomery") and Andrew Schmidt (the owner of Able Montgomery) related to the sale of Able Montgomery and certain assets to Mr. Schmidt. The note was dated June 15, 2000 for $170,000. The note bore interest at 9.5% per annum and payments commenced October 1, 2000. The note was secured by the stock of Able Montgomery, Able Montgomery's assets, as well as a personal guarantee of Mr. Schmidt. On December 13, 2006, the Company purchased the assets of Able Montgomery and the note was applied against a portion of the purchase price (See Note 21).

The Company has a note receivable related to the sale of oil delivery trucks to an independent driver. This independent driver also delivers oil for the Company. The note bears interest at the rate of 12% per annum. This note was issued in February 1999 and is payable in eight monthly installments each year during the period from September through April, through April 2007, the oil delivery season. The balance on this note at December 31, 2006 was $3,047

Maturities of the notes receivable at December 31, 2006 are as follows:

For the Year	Principal
Ending December 31,	Amount

2007	$228,047
2008	725,000
Total	$953,047

Note 9 - Intangible Assets

Intangible assets were comprised of the following at December 31, 2006:

Customer lists	$1,308,025
Website development costs	2,394,337
3,702,362
Less: Accumulated amortization	(2,727,431)
Intangible assets, net	$974,931

The estimated future amortization of customer lists and website development costs as of December 31, 2006 is as follows

For the Years Ending December 31,	Total	Customer Lists	Website development costs
2007	$136,277	$88,272	$48,005
2008	126,236	88,272	37,964
2009	87,988	86,943	1,045
2010	84,287	84,287	-
2011	77,942	77,942	-
Thereafter	462,201	462,201	-

	$974,931	$887,917	$87,014

Information related to intangible assets for the six months ended December 31, 2006:

Openning balance - June 30, 2006	$326,658
Amounts capitalized	697,175
Amortization for the period	(48,902)
Closing balance - December 31, 2006	$974,931

The $697,175 of amounts capitalized during the six months ended December 31, 2006 represents customer lists acquired in the purchase of the Horsham Franchise (See Note 21). The amount is being amortized over a 15 year period.

Amortization expense for intangible assets was $26,388 and $11,550 for the three months ended December 31, 2006 and 2005, respectively, and $48,902 and $132,089 for the six months ended December 31, 2006 and 2005, respectively.

At December 31, 2006, the weighted average remaining life of the intangible assets is 11.75 years and has no residual value.

Note 10 - Derivative Instruments

During the period from July 28, 2006 to August 15, 2006, the Company entered into futures contracts for #2 heating oil (“fuel derivative contracts”) to hedge a portion of its forecasted heating season requirements. The Company purchased 40 contracts with a series of maturities between October 2006 and April 2007. The contracts total 1,680,000 gallons of #2 heating oil at an average call price of $2.20 per gallon. In accordance with SFAS 133, the Company is accounting for the contracts as a cash flow hedge. Through December 31, 2006, the Company has deposited a total of $1,033,934 in margin requirements with the broker. The Company has a realized loss on 24 of the 40 contracts in the amount of $525,660. The balance of $509,198 on deposit with the broker at December 31, 2006 is included in due from broker. The realized loss of $525,660 is recorded in cost of goods sold in these condensed consolidated financial statements, of which, $210,213 relates to contracts for which fuel had not been delivered as of December 31, 2006, however this amount is included in cost of goods sold since such loss is not expected to be recovered in the applicable future period. The estimated fair value of open futures contracts as of December 31, 2006 resulted in an unrealized loss of $383,065 which is recorded as fuel derivative contracts with a corresponding amount recorded in accumulated other comprehensive loss in these condensed consolidated financial statements (See Note 17). During the period from January 1, 2007 through March 31, 2007 the Company had realized a loss of $398,175 on the remaining 16 contracts.

Note 11 - Property and Equipment

Property and equipment was comprised of the following at December 31, 2006:

Land	$479,346
Buildings	1,662,955
Bulding improvements	539,414
Trucks	3,929,718
Machinery and equipment	1,028,768
Office furniture, fixtures
and equipment	224,779
Fuel tanks	923,260
Cylinders - propane	459,177
9,247,417
Less: accumulated depreciation	(4,504,725)

Property and equipment, net	$4,742,692

At December 31, 2006, the Company had equipment under capital leases with a net book value of approximately $1,065,000.

Depreciation and amortization expense of property and equipment was $127,566 and $149,886 for the three months ended December 31, 2006 and 2005, respectively. Depreciation and amortization expense of property and equipment was $276,389 and $301,502 for the six months ended December 31, 2006 and 2005, respectively.

Note 12 - Deferred Financing Costs and Debt Discounts

The Company incurred deferred financing costs in conjunction with the sale of convertible debentures on July 12, 2005 and August 8, 2006 (See Note 16), notes payable on May 13, 2005 (See Note 14), and a line of credit on May 13, 2005 (See Note 13) and a convertible note payable on July 5, 2006 (See Note 16). These costs were capitalized to deferred financing costs and are being amortized over the term of the related debt. Amortization of deferred financing costs was $27,762 and $207,136 for the three months ended December 31, 2006 and 2005, respectively. Amortization of deferred financing costs was $48,890 and $240,701 for the six months ended December 31, 2006 and 2005, respectively.

In accordance with EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", the Convertible Debentures issued on July 12, 2005 and August 8, 2006, as well as a convertible note issued July 5, 2006 were considered to have a beneficial conversion premium feature. The Company recorded debt discounts of $5,500,000 related to the beneficial conversion features and warrants issued in connection with the financings. The Company amortized $274,285 and $1,207,004 of the debt discount during the three months ended December 31, 2006 and 2005, respectively. The Company amortized $470,194 and $1,485,537 of the debt discounts during the six months ended December 31, 2006 and 2005, respectively

Note 13 - Line Of Credit

On May 13, 2005, the Company entered into a $1,750,000 line-of-credit agreement with Entrepreneur Growth Capital, LLC. The loan is secured by accounts receivable, inventory and certain other assets as defined in the agreement. The line carries interest at Citibank's prime rate, plus 4% per annum (11.25% at December 31, 2006) not to exceed 24% with a minimum interest of $11,000 per month. The line also requires an annual facility fee of 2% of the total available facility limit and monthly collateral management fees equal to .025%. The outstanding balance fluctuates over time. The balance due as of December 31, 2006 was $999,804 and approximately $750,000 was available under this credit line.

Note 14 - Notes Payable

On May 13, 2005, the Company entered into a term loan with Northfield Savings Bank for $3,250,000. Principal and interest are payable in monthly installments of approximately $21,400 which commenced July 1, 2005. The initial interest rate is 6.25% per annum on the unpaid principal balance for the first five years, to be reset every fifth anniversary date at 3% over the five year treasury rate, but not lower than the initial rate; at that time the monthly payment will be reset. The interest rate on default is 4% per annum above the interest rate then in effect. The note is secured by Company-owned real property located in Rockaway, New Jersey and an assignment of leases and rents at such location. At the maturity date of June 1, 2030, all remaining amounts are due. The balance outstanding on this note at December 31, 2006 was approximately $3,165,000.

On August 27, 1999, the Company entered into a note related to the purchase of equipment and facilities from B & B Fuels Inc. The total principal of the note originally was $145,000. The note is payable in the monthly amount of principal and interest of $1,721 with an interest rate of 7.5% per year through August 27, 2009. The note is secured by a mortgage granted by Able Energy New York, Inc. on properties at 2 and 4 Green Terrace and 4 Horicon Avenue, Town of Warrensburg, Warren County, New York. The balance due on this note at December 31, 2006 was approximately $50,000.

On December 7, 2006, the Company entered into a note with Ford Motor Credit for the purchase of a Ford pick - up truck. The total principal of the note is $33,636. The note is payable in the monthly amount of principal and interest of $757 through December 31, 2010 with an annual interest rate of 3.9%.

On December 13, 2006, the Company entered into a 5 year note agreement relating to the purchase of the Horsham Franchise in the amount of $345,615 (See Note 21). The interest rate is 7.0% per annum and principal and interest is payable in monthly installments of $6,844 which commenced on January 13, 2007.

Maturities of the notes payable as of December 31, 2006 are as follows:

For the
Year Ending
December 31,	Amount
2007	$146,450
2008	156,386
2009	160,055
2010	156,435
2011	157,606
Thereafter	2,817,205

$3,594,137

Note 15 - Capital Leases Payable

The Company has entered into various capital leases for equipment expiring through November 2011, with aggregate monthly payments of approximately $34,000. During the three months ended December 31, 2006, the Company purchased equipment under a capital lease for approximately $95,000.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2006:

For the Year
Ending December 31,	Amount
2007	$372,911
2008	343,941
2009	193,452
2010	74,914
2011	21,501
Total minimum lease payments	1,006,719
Less: amounts representing interest	117,817
Present value of net minimum lease payments	888,902
Less: current portion	311,476
Long - term portion	$577,426

Note 16 - Convertible Debentures and Notes Payable

Convertible Debentures - July 2005
On July 12, 2005, the Company consummated a financing in the amount of $2.5 million. Under such financing, the Company sold debentures evidenced by a Variable Rate Convertible Debenture (the "Convertible Debentures"). During the year ended June 30, 2006 $2,367,500 of principal plus accrued interest of $49,563 were converted into 371,856 shares of the Company’s common shares. As of December 31, 2006, the remaining outstanding balance of convertible debentures totaled $132,500 plus accrued interest of $60,358. The amortization of discounts on these Convertible Debentures was $15,883 and $1,207,004 for the three months ended December 31, 2006 and 2005, respectively. The amortization of discounts on these Convertible Debentures was $31,766 and $1,485,537 for the six months ended December 31, 2006 and 2005, respectively and the unamortized portion was $38,602 at December 31, 2006.

Convertible Note Payable - Laurus
On July 5, 2006, the Company closed a Securities Purchase Agreement entered into on June 30, 2006 whereby it sold a $1,000,000 convertible term note to the Laurus Master Trust Fund, Ltd.(“Laurus”). The Company paid fees of $49,000 to Laurus and received net proceeds of $951,000. The Company incurred escrow fees of $1,500. Thereafter, the Company loaned $849,500 of the Laurus proceeds to All American and in exchange for a note receivable in the amount of $905,000 which included reimbursement of $50,500 of transaction fees. All American loaned the net proceeds received from Able to CCI Group, Inc (“CCIG”, a 70% owned subsidiary of All American) who utilized such funds toward the development and operation of a project operated by CCIG’s subsidiary Beach Properties Barbuda Limited (“BPBL”).

Commencing August 1, 2006, the Company was required to pay interest on the note monthly in arrears at a rate equal to the prime rate published in the Wall Street Journal plus 2% (a total of 10.25% as of December 31, 2006), calculated as of the last business day of the calendar month. Amortizing payments of the principal amount of the note shall be made by the Company commencing on June 30, 2007 and on the first business day of each succeeding month thereafter in the amount of $27,778 through the maturity date of the note on June 30, 2009. The note is convertible at the option of Laurus into shares of the Company's common stock, at an initial fixed conversion price of $6.50 per share. The conversion rate of the note is subject to certain adjustments and limitations as set forth in the note.

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

In accordance with EITF 00-27 “Application of Issue 98-5 to Certain Convertible Instruments” and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios", on a relative fair value basis, the warrants were recorded at a value of approximately $472,000. The conversion feature, utilizing an effective conversion price and market price of the common stock on the date of issuance of $3.00 and $7.70, per share, respectively, was valued at approximately $723,000 which was then limited to $528,000, the remaining undiscounted value of the proceeds of the convertible term note. Accordingly, the Company has recorded a debt discount related to the warrants of $472,000 and the beneficial conversion feature of the convertible term note of $528,000, which amounts are amortizable utilizing the interest method over the three year term of the convertible term note. Amortization of debt discounts on this note payable amounted to $84,326 and $164,070 for the three and six months ended December 31, 2006 and the unamortized portion of these debt discounts was $835,930 at December 31, 2006.

The Company agreed that within sixty days from the date of issuance of the note (September 3, 2006) and warrant that it would file a registration statement with the SEC covering the resale of the shares of the Company's stock issuable upon conversion of the note and the exercise of the warrant. This registration statement would also cover any additional shares of stock issuable to Laurus as a result of any adjustment to the fixed conversion price of the note or the exercise price of the warrant. As of June 30, 2007, the Company was not able to file a registration statement and Laurus has not yet waived its rights under this agreement. As a result of its failure to comply with the registration rights provision, the Company has included all the amounts due for the convertible term note as a current liability in the condensed consolidated balance sheet as of December 31, 2006. There are no stipulated liquidated damages outlined in the Registration Rights Agreement. Under the Agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages, and will be entitled to specific performance of its rights under this agreement. Mr. Frank Nocito, an officer and a stockholder and Mr. Stephen Chalk, a director have each provided a personal guarantee, of up to $425,000 each, in connection with this financing.

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

Convertible Debentures August 2006
On August 8, 2006, the Company issued $2,000,000 of convertible debentures to certain investors which are due on August 8, 2008. The convertible debentures are convertible into shares of the Company's common stock at a conversion price of $6.00 per share, which was the market value of the Company's common stock on the date of issuance. The Company received net proceeds of $1,820,000 and incurred expenses of legal fees of $40,000 and broker fees of $140,000 in connection with this financing that were recorded as to deferred financing costs and amortized on a straight-line basis over the two year term of the convertible debentures. The convertible debentures bear interest at the greater of either LIBOR (5.4% as of December 31, 2006) plus 6.0%, or 12.5%, per annum, and such interest is payable quarterly to the holder at the option of the Company, either in cash or in additional convertible debentures.

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

The beneficial conversion feature, utilizing an effective conversion price and market price of the common stock on the date of issuance of $2.00 and $6.00, per share, respectively, was valued at approximately $1,333,000 which was then limited to $778,000, the remaining undiscounted value of the convertible term note. Accordingly, the Company has recorded a debt discount related to the warrants of $1,222,000 and a beneficial conversion feature of the convertible term note of $778,000, which amounts are amortizable over the two year term of the convertible debentures. Amortization of debt discounts was $174,078 and $274,361 for the three and six months ended December 31, 2006, respectively, and the unamortized portion was $1,725,639 at December 31, 2006.

The Company had agreed to file a registration statement within forty-five days or September 22, 2006, covering the resale of the shares of common stock underlying the convertible debentures and warrants issued to the investors, and by October 15, 2006, to have such registration statement declared effective. The registration rights agreement with the investors provides for partial liquidated damages in the case that these registration requirements are not met. From the date of violation, the Company is obligated to pay liquidated damages of 2% per month of the outstanding amount of the convertible debentures, up to a total obligation of 24% of such obligation. The Company has not yet filed a registration statement regarding these securities. As a result of its failure to comply with the registration rights provision, the Company has included all amounts due on the convertible debentures as a current liability in the condensed consolidated balance sheet as of December 31, 2006. Also, as of December 31, 2006, the Company has estimated the fair value of the liquidated damages obligation including interest of approximately $366,000. The expense is included as registration rights penalty on the condensed consolidated statement of operations and the corresponding liability in accounts payable and accrued expenses on the condensed consolidated balance sheet. The Company is obligated to continue to pay 18% interest per annum on any damage amount not paid in full within 7 (seven) days. As of June 30, 2007, the Company was not able to file a registration statement and the holder has not yet waived its rights under this agreement. However, the Company has not received a default notice from the lender on these matters. EITF 05-04 view (C) allows the Company to account for the value of the warrants as equity and separately record the fair value of the registration right as a derivative liability. Until these liquidated damages are cured, the incurred liquidated damages and an estimate of future amount will be accounted for as a derivative liability by the Company under view (C).

The obligations of the Company in this financing transaction are secured by a first mortgage on certain property owned by the Company in Warrensburg, New York, a pledge of certain rights the Company has in securities of CCIG, guarantees by the Company's subsidiaries and liens on certain other property.

Note 17- Stockholders’ Deficiency

Increase in Common Shares Authorized
On August 29, 2006, the stockholders approved an increase in authorized shares of common stock from 10,000,000 to 75,000,000 shares.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss of $383,065 represents changes in the effective portion of the Company’s open fuel contracts (See Note 10).

Stock Options
A summary of the Company's stock option activity, and related information for the six months ended December 31, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2006	91,500	$5.92
Granted	50,000	4.55
Cancelled	(50,000)	4.55
Exercised	(12,500)	4.36
Outstanding, December 31, 2006	79,000	$6.17

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

There were no other options granted during the six months ended December 31, 2006.

The Company incurred $106,006 and $123,843 of stock - based compensation expenses for the three and six months ended December 31, 2006, respectively, from amortization of deferred compensation expenses related to the previous issuance of stock options.

Options exercisable are as follows:

	Number of Options	Weighted Average Exercise Price

December 31, 2006	79,000	$6.17

The following is a summary of stock options outstanding and exercisable at December 31, 2006 by exercise price range:

Exercise Price Range	Number of options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$2.55 - $3.16	30,000	2.0	$2.86
$8.09 - $8.32	49,000	4.1	8.20
	79,000	3.3	$6.17

Warrants

A summary of the Company’s stock warrant activity and related information for the six months ended December 31, 2006 is as follows:

	Number of Warrants	Weighted Average Price
Outstanding June 30, 2006	5,332,309	$7.49
Granted	832,667	5.32
Outstanding September 30, 2006	6,164,976	$7.20

Voluntary NASDAQ Delisting
On October 4, 2006, the Company announced its intention to voluntarily delist the Company's common stock from the NASDAQ Capital Market, effective as of the start of trading on October 13, 2006. The Company's common stock is currently quoted on the Pink Sheets. The management of the Company has indicated that the Company will apply for listing on the OTC Bulletin Board as soon as practicable following the filing this December 31, 2006 report on Form 10-Q as well as for the period ended March 31, 2007.

Note 18- Commitments and Contingencies

Purchase Commitments
The Company is obligated to purchase #2 heating oil under various contracts with its suppliers. As of December 31, 2006, total open commitments under these contracts, which expire at various dates through April 2007, were approximately $3,413,000. See Note 22 for additional contracts entered into subsequent to December 31, 2006.

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

Other Contingencies
Related to its 1999 purchase of the property on Route 46 in Rockaway, New Jersey, the Company settled a lawsuit with a former tenant of the property and received a lump sum settlement of $397,500. This sum was placed in an attorney's escrow account for payment of all environmental remediation costs. Through December 31, 2006, the Company has been reimbursed for approximately $290,000 of costs and another approximately $87,000 are un-reimbursed and are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at December 31, 2006 and must be presented to the attorney for reimbursement. The environmental remediation is still in progress on this property. The majority of the free standing product has been extracted from the underground water table. The remainder of the remediation will be completed over the course of the next eight to ten years using natural attenuation and possible bacterial injection and based upon the information available to the Company at June 30, 2007, in the opinion of the Company's management, the amount remaining available in the trust is sufficient to fund the remaining remediation.

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

During the year ended June 30, 2006, certain officers of the Company exercised stock options for the purchase of 100,000 shares of the Company’s stock at an exercise price of $6.68 per share that would have resulted in additional compensation to them if, at the time of exercise, the stock was either not subject to a substantial risk of forfeiture or transferable. The Company has concluded that the stock received upon exercise was subject to a substantial risk of forfeiture and not transferable until the time of sale. Since the sales price of the stock was less than the exercise price, the Company has further concluded that there is no additional compensation that would be subject to income tax withholdings for inclusion in payroll tax returns. There can be no assurance that the Internal Revenue Service (“IRS”) will agree with the Company’s position. In the event that the IRS does not agree, the Company estimates that its maximum exposure for income tax withholdings will not exceed approximately $85,000 excluding any potential interest and penalties. In addition, the Company has not yet filed certain SEC filings related to these option exercises.

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

SEC Formal Order of Private Investigation

On September 7, 2006, the Company received a copy of a Formal Order from the SEC pursuant to which the Company, certain of its officers and a director were served with subpoenas requesting certain documents and information. The Formal Order authorizes an investigation of possible violations of the anti-fraud provisions of the federal securities laws with respect to the offer, purchase and sale of the Company's securities and the Company's disclosures or failures to disclose material information. The Company believes that it did not violate any securities laws and intends to cooperate fully with and assist the SEC in its inquiry. The scope, focus and subject matter of the SEC investigation may change from time to time and the Company may be unaware of matters under consideration by the SEC. The Company has produced and continues to produce responsive documents and intends to continue cooperating with the SEC in connection with the investigation.

Note 19 - Related Party Transactions

Acquisition of Assets of All American
The Company entered into an Asset Purchase Agreement dated as of June 16, 2005 (which was originally contemplated as a stock purchase agreement) ("Purchase Agreement") with all of the stockholders (and then with All American with respect to the Purchase Agreement) (the "Sellers") of All American in connection with the Company's acquisition of substantially all the operating assets (not including real estate properties) of All American. This transaction was approved on August 29, 2006 at a special meeting of the Company's stockholders and was consummated on May 30, 2007. In accordance with applicable Delaware law, the transaction was approved by at least two-thirds (2/3) of the disinterested stockholders of the Company. Under the terms of the Purchase Agreement, upon closing, the Company issued an aggregate of 11,666,667 shares of the Company’s unregistered and restricted common stock. Of the approximately 11.67 million shares, 10 million shares were issued directly to All American and the remaining 1,666,667 shares were issued in the name of All American in escrow pending the decision by the Company’s Board of Directors relating to the All American Secured Debentures described in the paragraph below. The Company purchased the operating businesses of eleven truck stop plazas owned and operated by All American. The acquisition included all assets comprising the eleven truck plazas other than the underlying real estate and the buildings thereon. The Company also assumed all liabilities related to the operations of those truck stops. The Company did not assume any liabilities related to the underlying real estate. In addition, the obligations of All American to the Company relating to the notes and other amounts as described in these condensed consolidated financial statements survive the business combination. The financial information related to the assets acquired and liabilities assumed in not yet available. The shares of the Company were valued at a fixed price of $3.00 per share for purposes of the Purchase Agreement. The share price of the Company’s common stock as of May 30, 2007 as listed on the Pink Sheets was $1.65.

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

If the Company’s Board approves the transfer of debt, upon such assumption, the Company will assume the obligations of All American under the Agreement, the Debentures and the AIR Agreement through the execution of a Securities Assumption, Amendment and Issuance Agreement, Registration Rights Agreement, Common Stock Purchase Warrant Agreement and Variable Rate Secured Convertible Debenture Agreement, each between the Purchasers and the Company (the "Able Energy Transaction Documents"). Such documents provide that All American shall cause the real estate collateral to continue to secure the loan, until the earlier of full repayment of the loan upon expiration of the Debentures or conversion by the Purchasers of the Debentures into shares of the Company's common stock at a conversion rate of the lesser of (i) the purchase price paid by the Company for each share of All American common stock in the acquisition, or (ii) $3.00, (the "Conversion Price"), subject to further adjustment as set forth in the Able Energy Transaction Documents. However, the Conversion Price with respect to the AIR Agreement shall be $4.00. In addition, the Purchasers shall have the right to receive five-year warrants to purchase 2,500,000 of the Company's common stock at an exercise price of $3.75 per share.

In the event the Company’s Board of Directors does approve the transfer of debt and pursuant to the Able Energy Transaction Documents, the Company shall also have an optional redemption right (which right shall be mandatory upon the occurrence of an event of default) to repurchase all of the Debentures for 125% of the face amount of the Debentures plus all accrued and outstanding interest, as well as a right to repurchase all of the Debentures in the event of the consummation of a new financing in which the Company sells securities at a purchase price that is below the Conversion Price. The stockholders of All American have placed 1,666,667 shares of Able common stock in escrow to satisfy the conversion of the $5,000,000 in outstanding Debentures in full should the Company’s Board approve the transfer of debt.

Notes and Loans to All American
The Company loaned All American $1,730,000 as evidenced by a promissory note dated July 27, 2005. As of December 31, 2006, this note is still outstanding with a maturity date of August 15, 2007. Interest income related to this note for the three and six months ended December 31, 2006 was $41,452 and $82,850 respectively, and accrued interest receivable as of that date is $153,425. The note and accrued interest receivable in the amount of $ 1,883,425 have been classified as contra-equity on the Company’s condensed consolidated balance sheet as of December 31, 2006.

On May 19, 2006, the Company entered into a letter of interest agreement with Manns Haggerskjold of North America, Ltd. ("Manns"), for a bridge loan to the Company in the amount of $35,000,000 and a possible loan in the amount of $1.5 million based upon the business combination with All American ("Manns Agreement"). The terms of the letter of interest provided for the payment of a commitment fee of $750,000, which was non-refundable to cover the due-diligence cost incurred by Manns. On June 23, 2006, the Company advanced to Manns $125,000 toward the Manns Agreement due diligence fee. During the period from July 7, 2006 through November 17, 2006, the Company advanced an additional $590,000 toward the Manns Agreement due diligence fee. Amounts outstanding relating to these advances as of December 31, 2006 were $715,000 and have been classified as contra-equity on the Company's condensed consolidated balance sheet. As of June 30, 2007, the $715,000 of advances remain outstanding.

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

On July 5, 2006, the Company loaned $905,000 of the Laurus proceeds to All American (See Note 16). Interest income on the note for the three months and six months ended December 31, 2006 was $24,284 and $47,600 respectively. The note and accrued interest of $938,881 have been classified as contra-equity on the Company's condensed consolidated balance sheet as of December 31, 2006.

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

Note Receivable - Related Party
In connection with two loans entered into by the Company in May 2005, fees in the amount of $167,500 were paid to Unison Capital Corporation ("Unison"), a company controlled by Mr. Nocito, an officer of the Company. This individual also has a related-party interest in All American. Subsequent to the payments being made and based on discussions with Unison, it was determined the $167,500 was an inappropriate payment and Unison agreed to reimburse this amount to the Company over a twelve month period beginning in October 2005. As of December 31, 2006, no payments have been made and this note is still outstanding. The maturity date of the note has been extended to August 15, 2007 and has been personally guaranteed by Mr. Nocito. Interest income related to this note for the three and six months ended December 31, 2006 was $2,533 and $5,066, respectively, and accrued interest receivable as of that date is $16,796. The note and accrued interest in the amount of $184,296 have been classified as contra-equity in the accompanying condensed consolidated balance sheet as of December 31, 2006.

Note Payable Related Party
On February 22, 2005, the Company borrowed $500,000 from Able Income Fund, LLC ("Able Income"), which is partially-owned by the Company's former CEO, Timothy Harrington. The note from Able Income bore interest at the rate of 14% per annum payable interest only in the amount of $5,833 per month with the principal balance and any accrued unpaid interest due and payable on May 22, 2005. The note was secured by a mortgage on property located in Warrensburg Industrial Park, Warrensburg, New York, owned by Able Energy New York, Inc. Able Income agreed to surrender the note representing this loan on October 14, 2005 in exchange for 57,604 shares of Able common stock (based on a conversion price equal to 80% of the average closing price of our common stock during the period October 3, 2005 to October 14, 2005). Interest expense related to the note payable paid to Able Income during the three and six months ended December 31, 2005 was $-0- and $17,500, respectively.

Fuel Supply Contract
In December 2006, the Company entered into a Fuel Purchase agreement with All American. Under the agreement, the Company pre-paid $350,000 to All American in exchange for fuel purchased pursuant to this agreement to be provided by All American at a $.05 per gallon discount from the Newark, New Jersey daily spot market price. All American has satisfied $52,941and $338,942 of its obligations under this agreement as of December 31, 2006 and June 30, 2007, respectively. The prepaid balance under the agreement at December 31, 2006 was $297,059 and is included as receivable from a related party in the condensed consolidated balance sheet at December 31, 2006.

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

Note 20 - Product Information

The Company sells several types of products and provides services. The following are revenues by product groups and services for the three and six months ended December 31, 2006 and 2005.

	Three Months Ended		Six Months Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

# 2 heating oil	$13,744,041	$15,419,934	$19,851,312	$21,230,872

Gasoline, diesel fuel,
kerosene, propane and lubricants	4,683,600	6,025,663	10,795,320	12,632,114

Equipment
sales, sevices and installation	838,375	1,009,825	1,454,937	1,725,541
Net Sales	$19,266,016	$22,455,422	$32,101,569	$35,588,527

Note 21 - Purchase of Horsham Franchise

On December 13, 2006, the Company purchased certain of the assets and assumed certain liabilities of its Horsham franchise from Able Oil Montgomery, Inc., a non- related party, for $764,175. Able Oil Montgomery is a full service retail fuel oil and service company located in Horsham, Pennsylvania, which until this acquisition, was a franchise operation of the Company and an entity to whom the Company sold #2 heating oil.

The purchase price allocation, as shown below, has not been finalized and represents management’s preliminary estimate.
Description	Fair Value

Cash	$237,539
HVAC parts and tools	28,000
Furniture and fixtures	5,000
Vehicles	34,000
Customer list - fuel distribution	500,000
Customer list - HVAC business	197,175
Customer pre-purchase payments	(237,539)

Total	$764,175

The purchase price was paid as follows:

Down payment	$128,000
Note to seller	345,615
Off-set of note receivable, accrued
interest recievable and other receivable due from seller	290,560

Total	$764,175

The impact due to the purchase of the Horsham Franchise on the results of operations of the Company is immaterial, therefore no supplemental pro form information is included in the footnotes to these condensed consolidated financial statements.

The customer lists are included in the intangible assets on the condensed consolidated balance sheet as of December 31, 2006 and are being amortized over a 15 year period (See Note 9).

The purchase agreement called for a down payment by the Company of $128,000, a 5 year, 7.0% per annum note in favor of the seller in the amount of $345,615 and the offset of money owed by the seller to the buyer of $290,560. In addition, the seller paid to the Company $237,539 of monies collected in advance by Able Oil Montgomery relating to customer pre-purchase payments.

In addition, Able entered into a consulting agreement with Drew Schmidt, the owner of Able Oil Montgomery Inc., to assist Able with the transition and on going development of the Horsham business. The term of this agreement was from December 13, 2006 to April 14, 2007 at a rate of $6,000 per month.

Note 22 - Subsequent Events

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

Capital Lease
On September 8, 2006, the Company entered into a five year capital lease for five new oil delivery trucks for an aggregate purchase price of approximately $506,000. One truck was delivered and placed into service in December 2006, two in January 2007 and two in February 2007.

Purchase Commitments
The Company is obligated to purchase #2 heating oil under various contracts with its suppliers. Subsequent to December 31, 2006, the Company entered into additional contracts in the amount of approximately $3,299,000, through May 2008.

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

OVERVIEW

Able Energy Inc. ("Able") was incorporated in Delaware in 1997. Able Oil, a wholly-owned subsidiary of Able, was established in 1989 and sells both residential and commercial heating oil and complete HVAC service to its heating oil customers. Able Energy NY, a wholly-owned subsidiary of Able, sells residential and commercial heating oil, propane, diesel fuel, and kerosene to customers around the Warrensburg, NY area. Able Melbourne, a wholly-owned subsidiary of Able, was established in 1996 and sells various grades of diesel fuel around the Cape Canaveral, FL area. PriceEnergy.com, Inc., a majority owned subsidiary of Able, was established in 1999 and has developed an internet platform that has extended the Company's ability to sell and deliver liquid fuels and related energy products.

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

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. In July and August 2006, the Company entered into two private placement agreements for convertible debentures and a note payable, a registration rights agreement and issued warrants in connection with the private placement (See Note 16). Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for uncapped liquidated damages, the Company determined that the registration rights is a derivative liability.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2006 Compared To Three Months Ended December 31, 2005

Revenue for the three months ended December 31, 2006 decreased approximately $3.2 million or 14.2% compared to the three months ended December 31, 2005. This decrease can be attributed primarily to a drop in #2 Heating Oil gallons sold due to the unusual warm weather and a decrease in our commercial sales.

Gross profit for the three months ended December 31, 2006 decreased approximately $673,000 or 28%. The decrease in gross profit was due to the drop in sales noted above and a decrease in gross margin percentage from 10.6% to 8.9%. The decrease in profit margin is a result of an approximate $460,000 loss incurred on #2 Heating oil futures contracts.

Selling, general and administrative expenses for the three months ended December 31, 2006 increased by approximately $261,000 or 10.4% compared to the three months ended December 31, 2005. The Company attributes this change primarily to an increase in professional fees of approximately $220,000 related to SEC filings.

Depreciation and amortization expense for the three months ended December 31, 2006 decreased by approximately $7,000 or 5% compared to the three months ended December 31, 2005. This decrease was primarily related to a reduction in depreciation on machinery and equipment.

Operating loss for the three months ended December 31, 2006 was approximately $1,010,000 compared to operating loss of approximately $119,000 for the three months ended December 31, 2005. The net increase in the operating loss for the current period of approximately $900,000 was primarily related to the drop in gross profit of approximately $673,000 and the increase in selling, general and administrative expenses $261,000.

Other expenses - net decreased to a net expense of approximately $452,000 for the three months ended December 31, 2006 from approximately $1.7 million in the three months ended December 31, 2005. The decrease in other expenses - net is primarily related to a decrease in the amortization of debt discounts on convertible debenture and notes payable of $933,000, a decrease in amortization of deferred finance fees of $179,000, a decrease in note conversion expense of $125,000, an increase in interest and other income of $127,000, increase in interest income related parties of $57,000, offset by an increase in registration rights penalty of approximately $165,000.

Net loss for the three months ended December 31, 2006 was approximately $1.5 million compared to a net loss of approximately $1.8 million for the three months ended December 31, 2005. The results are directly related to a decrease in gross margin of $673,000, increase in selling, general and administrative expenses of $261,000, offset by a reduction in other expenses - net of $1.2 million .

Six Months Ended December 31, 2006 Compared To Six Months Ended December 31, 2005

Revenue for the six months ended December 31, 2006 decreased approximately $3.5 million or 9.8% over the six months ended December 31, 2005. This decrease can be attributed primarily to a drop in #2 Heating Oil gallons sold due to the unusual warm weather and a decrease in our commercial sales.

Gross profit decreased $603,000 or 17.1% for the six months ended December 31, 2006 compared to the prior period. The decrease in gross profit was due to the drop in sales noted above and a decrease in gross margin percentage from 9.9% to 9.1%. The decrease in gross margin is primarily a result of an approximately $526,000 loss incurred on #2 heating oil futures contracts.

Selling, general and administrative expenses for the six months ended December 31, 2006 increased by approximately $654,000 or 15.5% compared to the six months ended December 31, 2005. The Company attributes this increase primarily to an increase in professional fees of approximately $667,000 related to SEC filings.

Depreciation and amortization expense for the six months ended December 31, 2006 decreased by approximately $108,000 or 25% compared to the six months ended December 31, 2005. This decrease was primarily related to a decrease in depreciation of machinery and equipment and decrease in the amortization of website development costs.

Operating loss for the six months ended December 31, 2006 was approximately $2.3 million compared to approximately $1.1 million for the six months ended December 31, 2005. The net increase in the operating loss for the period was directly related to a drop in sales volume of approximately $3.5 million, a decrease in gross margin primarily resulting from losses on futures contracts of approximately $526,000, and an increase in selling, general and administrative expenses related to professional fees of approximately $667,000.

Other expenses - net decreased to a net expense of approximately $826,000 in the six months ended December 31, 2006 from approximately $2.1 million in the six months ended December 31, 2005. The change is primarily related to a decrease in amortization of debt discounts on convertible debentures and notes payable of $1 million, a decrease in amortization of deferred financing fees of approximately $192,000, a decrease in note conversion expense of $125,000 and an increase in interest income of $248,000 offset by an increase in registration rights penalty of $366,000.

Net loss of approximately $3.1 million for the six months ended December 31, 2006 was comparable to a net loss of $3.3 million in the six months ended December 31, 2005. The impact of a decrease in gross margin of $603,000 and increase in selling, general and administrative expenses of $654,000 was substantial offset by a reduction in depreciation and amortization expense and a reduction in the amortization of debt discounts on convertible securities and notes payable and deferred finance fees of approximately $1,315,000 and decrease in note conversion expenses of $125,000 offset by an increase in registration rights penalty of $366,000.

LIQUIDITY AND CAPITAL RESOURCES

During the three and six months ended December 31, 2006, we incurred a net loss of approximately $1.5 million and $3 million respectively, used cash in operations of approximately $1.4 million for the six month period and had a working capital deficiency of approximately $3.3 million at December 31, 2006. Our principal sources of working capital have been the proceeds from public and private placements of securities, primarily consisting of convertible debentures and notes payable. There were no financings consummated during the three months ended December 31, 2006. During the six months ended December 31, 2006, the Company has secured financings of approximately $3 million from the proceeds of convertible debentures and a note payable and approximately $55,000 in proceeds from option exercises. Other than for the day - to - day operations of the Company, approximately $2.3 million was expended for loans, investments and hedging transactions for the six months ended December 31, 2006.

We had a working capital deficiency of approximately $3.3 million at December 31, 2006 compared to a working capital deficiency of approximately $432,000 at June 30, 2006. The working capital decrease of approximately $2.9 million was primarily due to an increase in customer pre - purchase payment liability of approximately $2.1 million, unrealized loss on futures contracts of approximately $383,000, a decrease in cash of approximately $900,000 offset by an increase in inventories of approximately $1.45 million.

As of June 30, 2007, the Company had a cash balance of approximately $643,000, $865,000 of available borrowings through its credit line facility and approximately $2 million in obligations for funds received in advance under the pre-purchase fuel program. In order to meet our liquidity requirements, the Company is negotiating a second mortgage on our oil terminal located on Route 46 in Rockaway, New Jersey, through which the Company believes it may borrow an additional funds.

On May 30, 2007, the Company completed its previously announced business combination between All American Plazas, Inc. (“All American”) and the Company whereby the Company in exchange for an aggregate of 11,666,667 shares of the Company’s restricted common stock purchased the operating businesses of eleven truck stop plazas owned and operated by All American. The acquisition included all assets comprising the eleven truck plazas other than the underlying real estate and the buildings thereon. Information related to assets acquired and liabilities assumed has not been finalized as of the date of this filing. Accordingly, the effect of the acquisition on the liquidity of the Company is not readily determinable. However, the Company anticipates that the business combination will result in greater net revenue and reduce overall operational expenses by consolidating positions and overlapping expenses. The Company also expects that the combination will result in the expansion of the Company’s home heating business by utilizing certain of the truck plazas as additional distribution points for the sale of the Company’s products. Additionally, the Company expects that the business combination will lessen the impact on seasonality on the Company’s cash flow since the combined Company will generate year-around revenues. The Company also plans to utilize certain of the truck plazas for the construction of bio-diesel producing facilities and the distribution of those fuels which should further increase the Company’s revenues.

In order to conserve its capital resources, the Company will continue to issue, from time to time, common stock and stock options to compensate employees and non-employees for services rendered. The Company is also focusing on its core business by expanding distribution programs and new customer relationships to increase demand for its products. In addition, the Company is pursuing other lines of business, which include expansion of its current commercial business into other products and services such as bio-diesel, solar energy and other energy related home services. The Company is also evaluating all of its product lines for cost reductions, consolidation of facilities and efficiency improvements.

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

The Company agreed that within sixty days from the date of issuance of the note (September 3, 2006) and warrant that it would file a registration statement with the SEC covering the resale of the shares of the Company's stock issuable upon conversion of the note and the exercise of the warrant. This registration statement would also cover any additional shares of stock issuable to Laurus as a result of any adjustment to the fixed conversion price of the note or the exercise price of the warrant. As of June 30, 2007, the Company is not able to file a registration statement and Laurus has not yet waived its rights under this agreement. . As a result of its failure to comply with the registration rights provision, the Company has included all the amounts due for the convertible term note as a current liability in the condensed consolidated balance sheet as of December 31,2006. There are no stipulated liquidated damages outlined in the Registration Rights Agreement. Under the agreement, the holder is entitled to exercise all rights granted by law , including recovery of damages, and will be entitled to specific performance of its rights under this agreement. Mr. Frank Nocito, an officer and a stockholder and Mr. Stephen Chalk, a director have each provided a personal guarantee, of up to $425,000 each, in connection with this financing.

The Company's obligations to Laurus under the Securities Purchase Agreement, the convertible term note and other related agreements are guaranteed by the following subsidiaries of the Company: Able Oil Co.; Able Propane Co, LLC; Able Energy New York, Inc.; Able Oil Melbourne, Inc.; Able Energy Terminal, Inc.; Priceenergy.com, Inc.; and, Priceenergy.com Franchising, LLC.

As discussed above, on July 5, 2006, the Company loaned to All American the sum of $905,000 from the $1 million the Company received for the sale of the convertible term note to Laurus. All American subsequently loaned the $905,000 received from Able to CCI Group, Inc (“CCIG”, a 70% owned subsidiary of all American), who utilized such funds toward the development and operation of a project operated by CCIG's subsidiary, Beach Properties Barbuda Limited ("BPBL”).

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

The aforementioned interest and fees were paid by the Company on January 11, 2007. Further, the Company attempted to cause CCIG to provide reports and information to Laurus as provided for in the Securities Purchase Agreement. On March 7, 2007, Laurus notified the Company that it waived the event of default and that Laurus had waived the requirement for the Company to make the default payment. CCIG has informed the Company that they have initiated a legal proceeding in Antigua against Laurus. Among the subjects of that proceeding are the “validity and enforceability” of agreements that the holder is now seeking to have the Company attempt to have CCIG comply with. Further, the pending proceeding is “a material intervening event that now supersedes the Company's attempt as to these obligations”, since the matter has been submitted to the courts.

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

On August 8, 2006, the Company issued $2,000,000 of convertible debentures to certain investors which are due on August 8, 2008. The convertible debentures are convertible into shares of the Company's common stock at a conversion price of $6.00 per share, which was the market value of the Company's common stock on the date of issuance. The Company received net proceeds of $1,820,000 and incurred expenses of legal fees of $40,000 and broker fees of $140,000 in connection with this financing that will be charged to deferred issuance costs and amortized on a straight-line basis over the two year term of the convertible debenture. The debentures bear interest at the greater of either LIBOR (5.4% at December 31, 2006) plus 6.0%, or 12.5%, per annum, and such interest is payable quarterly to the holder either in cash or in additional convertible debentures.

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

At any time, the holder may convert the convertible debenture into shares of common stock at a conversion price of $6.00 per share, or into 333,333 shares of common stock which represents a conversion at the face value of the convertible debenture. These warrants were valued at $3,143,000, using the Black-Scholes model, applying an interest rate of 4.85%, volatility of 98.4% dividends of 0% and a term of five years. The Company has recorded a debt discount related to the value of the beneficial conversion feature of the convertible term note of $778,000 which is amortizable on the interest method over the two year term of the debenture. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5") and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), on a relative fair value basis, the warrants were recorded at a value of approximately $1,222,000. The conversion feature, utilizing an effective conversion price and market price of the common stock on the date of issuance of $2.00 and $6.00, per share, respectively, were valued at approximately $1,333,000 which was then limited to $778,000, the remaining undiscounted value of the proceeds from the convertible term note. Accordingly, the Company has recorded a debt discount related to the warrants of $1,222,000, the beneficial conversion feature of the convertible term note of $778,000 and for issuance costs of $140,000, which amounts are amortizable utilizing the interest method over the two year term of the convertible term note. The amortization of debt discounts related to the convertible debentures for the three and six months ended December 31, 2006 was $174,078 and $274,361 respectively. The amortization of deferred financing costs related to the convertible debentures for the three and six months ended December 31, 2006 was $15,649 and $24,665 respectively.

The Company had agreed to file a registration statement within forty-five days which was September 22, 2006, covering the resale of the shares of common stock underlying the convertible debentures and warrants issued to the investors, and by October 15, 2006, to have such registration statement declared effective. The registration rights agreement with the investors provides for partial liquidated damages in the case that these registration requirements are not met. From the date of violation, the Company is obligated to pay liquidated damages of 2.0% per month of the outstanding amount of the convertible debentures, up to a total obligation of 24.0% of such obligation. The Company has not yet filed a registration statement regarding these securities. Accordingly, through June 30, 2007, the Company has incurred a liquidated damages obligation of approximately $440,000, none of which has been paid. The Company is obligated to pay 18.0% interest per annum on any liquidated damages amount not paid in full within 7 (seven) days. As of June 30, 2007, the Company is not able to file a registration statement and the holder has not yet waived its rights under this agreement. However, the Company, as of June 30, 2007, has not received a notice of default regarding these matters. EITF 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No.00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 05-4"), view (C) allows Able to account for the value of the warrants as equity and separately record the fair value of the registration right as a derivative liability. Accordingly, in determining whether the transaction was recorded properly, Able followed view (C) to measure the amount of the registration rights derivative liability. Unless these liquidated damages are cured, the incurred liquidated damages and an estimate of future amount will be accounted for as a derivative liability by the Company.

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

On December 13, 2006, the Company purchased the assets of its Horsham franchise from Able Oil Montgomery, Inc., a non- related party, for $764,175. Able Oil Montgomery is a full service retail fuel oil and service company located in Horsham, Pennsylvania. Pursuant to the agreement, the Company paid cash at closing of $128,000, issued a 5 year note payable bearing interest at a rate of 7% per annum in the amount of $345,615 and forgave an amount of $290,560 due from the seller to the Company. In addition, the seller paid to the Company $237,359 for monies collected in advance by Able Oil Montgomery from its customers.

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

Our net loss for the three and six months ended December 31, 2006 was approximately $1,462,000 and $3,102,000 respectively, including non-cash charges totaling approximately $622,000 and $1,022,000 respectively. The Company has been funding its operations through an asset-based line of credit, the issuance of convertible debentures and notes payable and the proceeds from the exercise of options and warrants. The Company will need some combination of the collection of All American notes receivable, new financing, restructuring of existing financing, improved receivable collections and/or improved operating results in order to maintain adequate liquidity over the course of this 2007 fiscal year.

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

The Company has incurred a net loss during the year ended June 30, 2006 of approximately, $6,242,000. Net cash used in operations during the year ended June 30, 2006 was approximately $1,712,000. During the three and six months ended December 31, 2006, we incurred a net loss of approximately $1.5 million and $3.1 million respectively and used cash in operations of approximately $1.4 million during the six months ended December 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

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

On May 19, 2006, the Company entered into a letter of interest agreement with Manns Haggerskjold of North American, Ltd. ("Manns"), for a bridge loan to the Company in the amount of $35,000,000 and a possible loan in the amount of $1.5 million based upon the business combination with All American ("Manns Agreement"). The terms of the letter of interest provided for the payment of a commitment fee of $750,000, which was non-refundable to cover the due-diligence cost incurred by Manns. On June 23, 2006, the Company advanced to Manns $125,000 toward the Manns Agreement due diligence fee. During the period July 7, 2006 through November 17, 2006, the Company advanced an additional $590,000 toward the Manns Agreement due diligence fee. Amounts out standing relating to these advances as of December 31, 2006 were $540,000 and have been classified as contra-equity on the Company's condensed consolidated balance sheet as of December 31, 2006. As of June 30, 2007, the $715,000 of advances remain outstanding.

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

The Company must also bring current each of its SEC filings as part of a plan to raise additional capital. In addition to the filing of this Form 10-Q for the quarter ended December 31, 2006, the Company must also complete and file its Form 10-Q's for the quarter ended March 31, 2007.

There can be no assurance that the financing or the cost saving measures as identified above will be satisfactory in addressing the short-term liquidity needs of the Company. In the event that these plans can not be effectively realized, there can be no assurance that the Company will be able to continue as a going concern.

CONTRACTUAL OBLIGATIONS

The following schedule summarizes our contractual obligations as of December 31, 2006 in the periods indicated:

		Less Than			More then
Contractual Obligation	Total	1 Year	1-3 Years	3-5 years	5 years

Long term debt	$7,726,418	$1,473,201	$3,121,994	$314,041	$2,817,182
Capital lease obligations	889,556	311,476	487,380	90,699	-
Operating leases	495,201	223,113	272,089	-	-
Unconditional purchase obligations	3,412,979	3,412,979	-	-	-
Other long term obligations	335,975	335,975	-	-	-
Total contractual obligations	$12,860,129	$5,756,744	$3,881,463	$404,740	$2,817,182

Excluded from table above is estimated interest payments on long - term debt and capital leases of approximately $623,000, $719,000, $380,000, and $1,942,000 for the periods less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively. In addition, excluded from above are unconditional purchase obligations of approximately $3,299,000 that the Company entered into subsequent to December 31, 2006.

As of December 31, 2006, there are no other off balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. All of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At December 31, 2006, the Company had approximately $4 million of outstanding long-term debt and convertible debentures. Although the Company's assets included approximately $1.3 million in cash, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date.

a)
Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer and several other members of the Company's senior management at December 31, 2006. Based on this evaluation, and as noted below, the Company's Chief Executive Officer and Acting Chief Financial Officer concluded that as of December 31, 2006, the Company's disclosure controls and procedures were not effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Acting Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

b)
Changes in Disclosure Controls and Procedures. The Company has taken an action to correct these weaknesses in order to assist the Chief Executive Officer and Acting Chief Financial Officer in their respective duties, the Company has hired an independent consulting firm with experience in public company disclosure requirements to assist such officers in their respective duties during the review, preparation and disclosures required in SEC rules and regulations.

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

In conjunction with $2,000,000 of convertible debentures issued on August 2006, the Company had agreed to file a registration statement within forty-five days or September 22, 2006, covering the resale of the shares of common stock underlying the convertible debentures and warrants issued to the investors, and by October 15, 2006, to have such registration statement declared effective. The registration rights agreement with the investors provides for partial liquidated damages in the case that these registration requirements are not met. From the date of violation, the Company is obligated to pay liquidated damages of 2% per month of the outstanding amount of the convertible debentures, up to a total obligation of 24% of such obligation. The Company has not yet filed a registration statement regarding these securities. Accordingly, through June 30, 2007, the Company has incurred a liquidated damages obligation including interest of approximately $440,000, none of which has been paid. The Company is obligated to continue to pay 18% interest per annum on any damage amount not paid in full within 7 (seven) days. As of June 30, 2007, the Company is not able to file a registration statement and the holder has not yet waived its rights under this agreement. However, the Company has not received a default notice from the lender on these matters.

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

Able Energy, Inc.

By:	/s/ Gregory D. Frost
Gregory D. Frost
Chief Executive Officer and Chairman

By:	/s/ Jeffery Feld
Jeffery Feld
Acting Chief Financial Officer

July 31 , 2007