Form 10-Q/A
period 2006-09-30
ABLE ENERGY INC
filed 2008-01-31
CIK 1065728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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
☐    Yes    ☒    No

As of January 29, 2008, 14,808,090 shares of common stock, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.

EXPLANATORY NOTE

Able Energy, Inc. ("the Company") is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2006 (the "Report"), which Report was previously filed on July 24, 2007, because the Company’s former independent registered public accounting firm, Marcum & Kliegman LLP, withdrew its review of the Report subsequent to their dismissal by the Company on August 13, 2007.  The financial statements listed under Part I Financial Information Item 1 have been reviewed in accordance with SAS #100 by Lazar Levine & Felix LLP, the Company’s new independent registered public accounting firm, who commenced its engagement on September 21, 2007.  In the Amendment, there were no major changes made to the body or disclosures in the Report as a result of Lazar Levine & Felix’s review, except for an amortization cost increase of $540,000 reflected throughout the financial statements and applicable note disclosures as a result of not obtaining the financing, Note 2 (Going Concern, Liquidity and Capital Resources and Management’s Plans) where the Company updated balances through the date of the filing and  Extension dates and compliance filings and Note 20 (Subsequent Events) to the financial statements regarding subsequent events that occurred since July 24, 2007, in which the Company discloses (i) changes in officers, (ii) additional loans under and refinancing of various loan and agreements of the Company (including financing agreements of All American Plazas, Inc. (now known as All American Properties, Inc.) (“AAP”) that were assumed by a subsidiary of the Company in the acquisition of assets of AAP which closed as of May 30, 2007), (iii) updates of litigation matters (including the commencement of arbitration proceedings by the Company and AAP against Manns Haggerskjold of North America, Ltd. to recover fees paid to Manns to obtain financing for the Company and AAP, the settlement of an action against Summit Ventures, Inc., a second subpoena issued to the Company by the SEC for the production of documents and a summons and complaint served on the Company and others which inter alia seeks class action status filed by the shareholders of CCI Group Inc.), (iv) entry into a consulting agreement with a related party, (v) the dismissal of Marcum & Kliegman as the Company’s independent registered public accounting firm and the engagement of Lazar Levine & Felix as the Company’s new independent registered public accounting firm, (vi) the law suit the Company filed against Marcum & Kliegman for breach of contract, gross negligence and defamation and (vii) various other narrative changes throughout form 10-Q/A.

ABLE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q/A

For the Quarter Ended September 30, 2006

INDEX

			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and June 30, 2006	1

		Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2006 (Unaudited) and 2005 (Unaudited)	2

		Condensed Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss for the Three Months Ended September 30, 2006 (Unaudited) Ended September 30, 2006 (Unaudited)	3

		Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2006 (Unaudited) and 2005 (Unaudited)	4

		Notes to Condensed Consolidated Financial Statements (Unaudited)	5

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

	Item 4.	Controls and Procedures	38

Part II	Other Information

	Item 1.	Legal Proceedings	38

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

	Item 3.	Default on Senior Securities	39

	Item 4.	Submission of Matters to a Vote of Security Holders	39

	Item 5.	Other Information	40

	Item 6.	Exhibits	40

Signatures			41

Certifications			42-44

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	JUNE 30,
	2006	2006
	(Unaudited)
	(Restated)
ASSETS	(Note 11)
Current Assets:
Cash	$3,920,999	$2,144,729
Accounts receivable, net of allowance for doubtful accounts of
$516,315 and $462,086, at September 30, 2006 and
June 30, 2006, respectively	3,178,157	3,414,894
Due from broker	881,173	-
Inventories	1,008,027	675,987
Notes receivable - current portion	400,579	400,579
Prepaid expenses and other current assets	634,214	528,788

Total Current Assets	10,023,149	7,164,977

Property and equipment, net	4,507,654	4,414,051
Notes receivable - less current portion	725,000	725,000
Intangible assets, net	304,144	326,658
Deferred financing costs, net	308,934	150,264
Prepaid acquisition costs	225,000	225,000
Security deposits	84,918	84,918
Total Assets	$16,178,799	$13,090,868

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$1,017,816	$1,231,640
Notes payable, current portion	77,430	76,181
Capital leases payable, current portion	304,215	314,145
Convertible debentures and notes payable, net of unamortized debt discounts of $2,703,676 and $70,368 as of September 30, 2006
and June 30, 2006, respectively	258,041	62,132
Accounts payable and accrued expenses	2,878,394	2,298,937
Fuel derivative contracts	562,753	-
Customer pre-purchase payments	5,927,361	3,336,833
Unearned revenue	261,266	277,426

Total Current Liabilities	11,287,276	7,597,294

Notes payable, less current portion	3,156,343	3,176,175
Capital leases payable, less current portion	573,572	645,313

Total Long Term Liabilities	3,729,915	3,821,488

Total Liabilities	15,017,191	11,418,782

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
Preferred Stock; par value $.001, authorized 10,000,000 shares;
issued - none	-	-
Common Stock; $.001 par value; 75,000,000 and 10,000,000 shares authorized;
at September 30, 2006 and June 30, 2006, respectively
3,141,423 and 3,128,923 shares issued and outstanding
at September 30, 2006 and June 30, 2006, respectively	3,141	3,129
Additional paid in capital	17,885,048	14,812,723
Accumulated deficit	(13,218,836)	(11,038,961)
Accumulated other comprehensive loss	(562,753)	-
Notes and loans receivable - related parties	(2,944,992)	(2,104,805)

Total Stockholders' Equity	1,161,608	1,672,086

Total Liabilities and Stockholders' Equity	$16,178,799	$13,090,868

See accompanying notes to these condensed consolidated financial statements.

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30,
	2006	2005
	(Restated)	(Restated)
	(Note 11)	(Note 5)

Net Sales	$12,835,553	$13,133,065

Cost of Sales (exclusive of depreciation and amortization
shown separately below)	11,641,623	12,009,574

Gross Profit	1,193,930	1,123,491

Operating Expenses:
Selling, general and administrative	2,287,109	1,877,822
Depreciation and amortization	171,337	272,155

Total Operating Expenses	2,458,446	2,149,977

Loss from Operations	(1,264,516)	(1,026,486)

Other Income (Expenses)
Interest and other income	148,821	32,691
Interest income - related parties	71,878	13,295
Interest expense	(178,421)	(152,391)
Interest expense - related parties	-	(17,500)
Amortization of deferred financing costs	(561,128)	(33,568)
Amortization of debt discounts on convertible debentures
and note payable	(195,909)	(278,533)
Registration rights penalty	(200,600)	-
Total Other Expenses, Net	(915,359)	(436,006)

Net Loss	$(2,179,875)	$(1,462,492)

Basic and diluted loss per common share	$(0.70)	$(0.60)

Weighted average number of common shares outstanding-basic and diluted	3,133,731	2,445,441

See accompanying notes to these condensed consolidated financial statements.

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
For The Three Months Ended September 30, 2006
(Uaudited)
(Restated)
(Note 11)

	Common Stock		Additional Paid - in	Accumulated	Accumulated Other Comprehensive	Notes and Loans Receivable Related	Total Stockholders'	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Parties	Equity	Loss

Balance July 1, 2006	3,128,923	$3,129	$14,812,723	$(11,038,961)	$-	$(2,104,805)	$1,672,086	$-
Common stock issued in connection
with option exercise	12,500	12	54,488	-	-	-	54,500	-
Discounts on convertible
debentures and notes payable	-	-	3,000,000	-	-	-	3,000,000	-
Amortization of deferred compensation	-	-	17,837	-	-	-	17,837	-
Notes receivable from related parties
for reimbursement of certain fees	-	-	-	-	-	(415,000)	(415,000)	-
Issuance of notes receivable
and related accrued interest
receivable upon advance to
stockholder	-	-	-	-	-	(425,187)	(425,187)	-
Net loss	-	-	-	(2,179,875)	-	-	(2,179,875)	(2,179,875)
Other comprehensive loss - Unrealized
loss on fuel derivative contracts	-	-	-	-	(562,753)	-	(562,753)	(562,753)
Balance September 30, 2006	3,141,423	$3,141	$17,885,048	$(13,218,836)	$(562,753)	$(2,944,992)	$1,161,608	$(2,742,628)

See accompanying notes to these condensed consolidated financial statements.

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	September 30,
	2006	2005
	(Restated)	(Restated)
	(Note 11)	(Note 5)
Cash flow from operating activities:
Net loss	$(2,179,875)	$(1,462,492)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	171,337	272,155
Provision for bad debts	27,130	49,505
Amortization of discounts on convertible debentures and notes payable	195,909	278,533
Amortization of deferred financing costs	561,128	33,568
Stock-based compensation	17,837	-
Gain on sale of property and equipment	(12,594)	-
(Increase) decrease in operating assets:
Accounts receivable	209,607	(232,952)
Inventories	(332,040)	(909,472)
Prepaid expenses and other current assets	(105,426)	51,015
Due from broker	(881,173)	-
Security deposits	-	(5,000)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	579,457	121,299
Customer pre-purchase payments	2,590,528	3,624,342
Unearned revenue	(16,160)	(3,997)
Net cash provided by operating activities	825,665	1,816,504

Cash flows from investing activities:
Purchases of property and equipment	(243,718)	(158,098)
Advances to related parties	(840,187)	(1,897,500)
Deferred financing costs	(540,000)	-
Prepaid acquisition costs	-	(155,565)
Cash received on sale of property and equipment	13,886	-
Net cash used in investing activities	(1,610,019)	(2,211,163)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(213,824)	51,022
Repayment of notes payable	(18,583)	(17,390)
Repayment of capital leases payable	(81,671)	(70,300)
Proceeds from exercise of options	54,500	968,001
Deferred financing costs	(179,798)	(122,499)
Proceeds from sale of convertible debentures and notes payable	3,000,000	2,500,000
Net cash provided by financing activities	2,560,624	3,308,834

Net increase in cash	1,776,270	2,914,175
Cash at beginning of period	2,144,729	1,754,318
Cash at end of period	$3,920,999	$4,668,493

Supplemental disclosure of cash flow information:
Cash paid during the quarter for interest	$229,574	$128,741

See accompanying notes to these condensed consolidated financial statements.

ABLE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Able Energy, Inc. and Subsidiaries (the "Company") have been prepared in accordance with United States generally accepted accounting principles applicable for interim financial information. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. These condensed consolidated financial statements include the accounts of Able Energy, Inc. and its wholly owned subsidiaries (Able Oil Company, Able Oil Melbourne, Inc., Able Energy New York, Inc., Able Energy Terminal LLC and Price Energy Franchising L.L.C.) and majority owned (70.6%) subsidiary (PriceEnergy.com, Inc. Financial results are considered to be of an immaterial nature as of September 30, 2006 as they relate to the minority interest portion and therefore are not disclosed). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes there to included in the Company's Annual Report on Form 10-K filed on April 12, 2007 for the year ended June 30, 2006.

Note 2 - Going Concern, Liquidity and Capital Resources and Management’s Plans
.
The Company has incurred a loss from continuing operations during the year ended June 30, 2006 of approximately $6,242,000. Net cash used in operations during the year ended June 30, 2006 was $1,712,000. During the three months ended September 30, 2006, the Company incurred a net loss of approximately $2.2 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

As of November 30, 2007, the Company had a cash balance of approximately $1.2 million and has approximately $1.6 million of obligations for funds received in advance under a customer pre-purchase fuel program. The Company had available borrowings through its credit line facility of approximately $270,000 as of November 30, 2007. In order to meet its liquidity requirements, the Company is negotiating a second mortgage on its oil terminal located on Route 46 in Rockaway, New Jersey, through which the Company believes it may borrow additional funds.

The Company has been funding its operations through an asset-based line of credit (See Note 12), the issuance of convertible debentures and notes payable (See Note 15), and the proceeds from the exercise of options (See Note 16). During the three months ended September 30, 2006, the Company has secured financings of approximately $3 million from the proceeds of convertible debentures and notes payable and approximately $55,000 in proceeds from option exercises. Other than for the day to day operations of the Company, approximately $2 million was expended for repayment of loans, purchase of investments, and hedging transactions during the three months ended September 30, 2006 (See Notes 9 and 18).

On May 30, 2007 the Company completed a business combination with All American Plazas Inc. now known as All American Properties, Inc. (“All American”) (See Note 18).  The Company is pursuing sales initiatives, cost savings and other benefits as contemplated in the business combination including consolidation of business operations where management of the Company deems appropriate for the combined entity. In order to conserve its capital resources and to provide incentives for the Company’s employees and other service vendors, the Company expects to continue to issue, from time to time, common stock and stock options to compensate employees and non-employees for services rendered. The Company is focusing on expanding its distribution programs and new customer relationships to increase demand for its products. In addition, the Company is pursuing other lines of business, which include expansion of its current commercial business into other products and services such as bio-diesel, solar energy, and other energy related home services. The Company is also evaluating, on a combined basis, all of its product lines for cost reductions, consolidation of facilities and efficiency improvements. There can be no assurance, however, that the Company will be successful in its efforts to enhance its liquidity situation.

During the three months ended September 30, 2006, the Company advanced monies and loans totaling $840,000 to All American a stockholder in the Company prior to the business combination. In addition, the Company accrued interest on those and other notes with All American in the amount of $57,654 (See Note 18). As of September 30, 2006, a note receivable plus accrued interest in the amount of $1,842,000 was due January 15, 2008, which is in the process of being extended, and a note and accrued interest in the amount of $921,000 is due in July 2008.  The Company has granted to All American a series of extensions of the maturity of the note that was due on January 15, 2008. The business combination with All American was structured as an asset acquisition and the note obligations of All American to the Company were not assumed in connection with the business combination. Therefore, the notes receivable, as well as other amounts due from All American, survive the business combination and are recorded as contra - equity within these condensed consolidated financial statements. All American, the surviving entity, has notified the Company that its ability to repay its note and other obligations to the Company will be dependent upon it successfully securing financing from a third party.

The Company will require some combination of the sales, cost savings and other benefits originally contemplated from the business combination and some combination of the collection of All American notes receivable, new financing, restructuring of existing financing, improved receivable collections and/or improved operating results in order to maintain adequate liquidity during the year ending June 30, 2008. The Company expects to establish and maintain compliance with the reporting requirements of the Securities and Exchange Act of 1934, as amended, which include the filing of this Form 10-Q for the quarter ended September 30, 2006, and the quarterly reports on Form 10-Q for the quarters ended December 31, 2006, March 31, 2007 and September 30, 2007 as well as Form 10-K for the year ended June 30, 2007.

There can be no assurance that the financing or the cost saving measures as identified above will be satisfactory in addressing the short-term liquidity needs of the Company. In the event that these plans cannot be effectively realized, there can be no assurance that the Company will be able to continue as a going concern.

 Note 3 - Summary of Significant Accounting Policies

Revenue Recognition
Sales of fuel and heating equipment are recognized at the time of delivery to the customer, and sales of equipment not related to service contracts are recognized at the time of installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating equipment service contracts are deferred and amortized into income over the term of the respective service contracts, on a straight-line basis, which generally do not exceed one year. Payment received from customers for the pre-purchase of fuel is recorded as a current liability until the fuel is delivered to the customer, at which time it is recognized as revenue by the Company.

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

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. In July and August 2006, the Company entered into two private placement agreements for convertible debentures and a note payable, a registration rights agreement and issued warrants in connection with the private placement. Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for uncapped liquidated damages, the Company determined that the registration rights are a derivative liability (See Note 15). The Company has measured this liability in accordance with SFAS No. 5.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets or servicing liabilities.  The application of this statement is not expected to have an impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation, of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of July 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in United States generally accepted accounting principles, and expands disclosures about fair value measurements. Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption of SFAS 157 is encouraged. The Company is currently evaluating the impact of SFAS 157 and the Company will adopt SFAS 157 in the fiscal year beginning July 1, 2008.

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

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Pension and Other Post Retirement Plans an amendment of FASB No.’s 87, 88, 106 and 132(R).”  SFAS 158 requires an employer and sponsors of one or more single employer defined plans to recognize the funded status of a benefit plan; recognize as a component of other comprehensive income, net of tax, the gain or losses and prior service costs or credits that may arise during the period; measure defined benefit plan assets and obligations as of the employer’s fiscal year; and, enhance footnote disclosure.  For fiscal years ending after December 15, 2006, employers with equity securities that trade on a public market are required to initially recognize the funded status of a defined benefit post retirement plan and to provide the enhanced footnote disclosures.  For fiscal years ending after December 15, 2008, employers are required to measure plan assets and benefit obligations.  Management of the Company is currently evaluating the impact of adopting this pronouncement on the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements –an amendment of ARB no. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company is in the process of evaluating the effect that the adoption of SFAS 160 will have on it’s consolidated results of operations, financial position and cash flows.

In December 2007, the FASB issued No. 141 (revised 2007), “Business Combinations” (SFAS 141R).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact of adoption of SFAS 141R on it’s consolidated financial statements.

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

Cancellation of Stock Due to Non Performance by Consultant
During March 2005, the Company issued common stock to a consultant pursuant to the terms of a consulting agreement. Subsequently, the Company determined that the consultant did not perform in accordance with the consulting agreement and the Company has filed suit demanding that the shares be returned. The Company's position is that the share issuance has been cancelled ab initio, as if the shares were never issued. Accordingly, selling, general and administrative expense was reduced by $9,740 during the three months ended September 30, 2005. Previously, the 142,857 shares issued to the consultant were treated as cancelled as of October 1, 2005 (See Note 17) (Also see Note 20 subsequent events).

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

Cumulative Effect of the Adjustments Described Above on Accumulated Deficit
The cumulative effect of the adjustments described above increased the accumulated deficit as of June 30, 2005 in the amount of $371,978.  The restatement resulted in the recording of an additional loss of $120,460 during the three months ended September 30, 2006.

Reclassification of Related Party Receivables
Related party receivables in the amount of $1,997,500 were reclassified from assets to notes and loans receivable–related parties, a contra - equity account.

Cancellation of Stock Issued for Consulting Services
In addition to the effect included in the adjustments to the accumulated deficit account above, the cancellation of stock issued for consulting services decreased additional paid-in capital and prepaid expenses and other current assets by $71,448.

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

Impact
The following summarizes the effect of the adjustments discussed above on the previously reported condensed consolidated balance sheet and statement of operations as of and for the three months ended September 30, 2005:

Total assets as previously reported	$18,959,068
Adjustments	(2,433,693)
Restated total assets	$16,525,375

Total liabilities as previously reported	$14,174,984
Adjustments	627,655
Restated total liabilities	$14,802,639

Total stockholders' equity
as previously reported	$4,784,084
Cumulative Effect of the Adjustment	(492,438)
Adjustments for Notes Receivables, Notes Payable and Stock	(2,568,910)
Restated total stockholders' equity	$1,722,736

For The
Three Months
Ended September
30, 2005

Total revenues as previously reported	$13,131,413
Adjustments	1,652
Restated total revenues	$13,133,065

Gross profit as previously reported	$923,169
Adjustments	200,322
Restated gross profit	$1,123,491

Operating expenses as previously reported	$1,797,355
Adjustments	352,622
Restated operating expenses	$2,149,977

Other income (expenses) as previously reported	$(464,511)
Adjustments	28,505
Restated other income(expenses)	$(436,006)

Net loss as previously reported	$(1,342,032)
Adjustments	(120,460)
Restated net loss	$(1,462,492)

Basic and diluted loss per share:
As previously reported	$(0.59)
Adjustments	(0.01)
As restated	$(0.60)

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

Note 7 - Inventories

Inventories consisted of the following at:

	September 30, 2006	June 30, 2006

#2 heating oil	$676,615	$335,485
Diesel fuel	54,094	42,567
Kerosene	26,541	9,125
Propane	46,201	33,444
Parts, supplies and equipment	204,576	255,366
Total	$1,008,027	$675,987

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

Note 9–Derivative Instruments

During the period from July 28, 2006 to August 15, 2006, the Company entered into futures contracts for #2 heating oil (“fuel derivative contracts”) to hedge a portion of its forecasted heating season requirements. The Company purchased 40 contracts with a series of maturities between October 2006 and April 2007. The contracts total 1,680,000 gallons of #2 heating oil at an average call price of $2.20 per gallon. In accordance with SFAS 133, the Company is accounting for the contracts as a cash flow hedge.  Through September 30, 2006, the Company has deposited a total of $948,133 in margin requirements with the broker. The Company has a realized loss on 4 of the 40 contracts in the amount of $68,262. The net amount on deposit with the broker at September 30, 2006 of $881,173 is included in due from broker and the $68,262 of realized losses is recorded in cost of goods sold in these condensed consolidated financial statements since such loss is not expected to be recovered in the applicable future period. The estimated fair value of open futures contracts as of September 30, 2006 indicated an unrealized loss of $562,753 which is recorded as fuel derivative contracts with a corresponding amount recorded in accumulated other comprehensive loss in these condensed consolidated financial statements (See Note 16). During the period from October 1, 2006 through March 31, 2007, the Company had realized a loss of $856,057 on the remaining 36 contracts.

Note 10 - Property and Equipment

Property and equipment was comprised of the following:

	September 30, 2006	June 30, 2006
Land	$479,346	$479,346
Buildings	1,656,106	1,656,106
Bulding improvements	411,259	251,401
Trucks	3,777,706	3,826,414
Machinery and equipment	1,028,768	1,028,769
Office furniture, fixtures
and equipment	219,779	219,778
Fuel tanks	922,886	872,096
Cylinders - propane	408,937	385,450
	8,904,787	8,719,360
Less: accumulated depreciation	(4,397,133)	(4,305,309)

Property and equipment, net	$4,507,654	$4,414,051

At September 30, 2006, the Company has equipment under capital leases with a net book value of approximately $1,009,000.

Depreciation and amortization expense of property and equipment was $148,823 and $151,616 for the three months ended September 30, 2006 and 2005, respectively.

Note 11 –Deferred Financing Costs and Debt Discounts

The Company incurred deferred financing costs in conjunction with the sale of convertible debentures on July 12, 2005 and August 8, 2006 (See Note 15), notes payable on May 13, 2005 (See Note 13), a line of credit on May 13, 2005 (See Note 12), a convertible note payable on July 5, 2006 (See Note 15), and due diligence fees related to potential financing (See Note 18). These costs were capitalized to deferred financing costs and are being amortized over the term of the related debt. Amortization of deferred financing costs was $561,128 (this amount includes $540,000 that was reclassed/restated to amortization of deferred financing costs originally presented as part of contra equity since the financing did not occur) and $33,568 for the three months ended September 30, 2006, and 2005, respectively.

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

Note 12 - Line Of Credit

On May 13, 2005, the Company entered into a $1,750,000 line-of-credit agreement due on demand with Entrepreneur Growth Capital, LLC. The loan is secured by accounts receivable, inventory and certain other assets as defined in the agreement. The line carries interest at Citibank's prime rate, plus 4% per annum (11.25% at September 30, 2006) not to exceed 24% with a minimum interest of $11,000 per month. The line also requires an annual facility fee of 2% of the total available facility limit and monthly collateral management fees equal to .025%. The outstanding balance fluctuates over time. The balance due as of September 30, 2006 was $1,017,816 and approximately $732,000 was available under this credit line.

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

Maturities of the notes payable as of September 30, 2006 are as follows:

For the Year Ending
September 30,	Amount

2007	$77,430
2008	82,640
2009	86,480
2010	72,628
2011	77,299
Thereafter	2,837,296

$3,233,773

Note 14 - Capital Leases Payable

The Company has entered into various capital leases for equipment expiring through November 2010, with aggregate monthly payments of approximately $33,000.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2006:

For the Year
Ending September 30,	Amount

2007	$364,178
2008	331,314
2009	214,856
2010	72,660
2011	7,561
Total minimum lease payments	990,569
Less: amounts representing interest (from 8% to 12%)	112,782
Present value of net minimum lease payments	877,787
Less: current portion	304,215
Long term portion	$573,572

Note 15 - Convertible Debentures and Convertible Notes Payable

Convertible Debentures – July 2005
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

Convertible Note Payable to Laurus
On July 5, 2006, the Company closed a Securities Purchase Agreement entered into on June 30, 2006 whereby it sold a $1,000,000 convertible term note to The Laurus Master Trust Fund, Ltd. (“Laurus”). The note is for two years. The Company paid fees of $49,000 to Laurus and received net proceeds of $951,000. The Company incurred escrow fees of $1,500. Thereafter, the Company loaned $849,500 of the Laurus proceeds to All American in exchange for a note receivable in the amount of $905,000, which included reimbursement of $50,500 of transaction fees.  All American loaned the net proceeds received from Able to CCI Group, Inc. ("CCIG") (a 70% owned investment of All American) who utilized such funds toward the development and operation of a project operated by CCIG’s subsidiary Beach Properties Barbuda Limited (“BPBL”).

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

The Company agreed that within sixty days from the date of issuance of the note (September 3, 2006) and warrant that it would file a registration statement with the SEC covering the resale of the shares of the Company's stock issuable upon conversion of the note and the exercise of the warrant. This registration statement would also cover any additional shares of stock issuable to Laurus as a result of any adjustment to the fixed conversion price of the note or the exercise price of the warrant.  As of November 30, 2007, the Company was not able to file a registration statement and Laurus has not yet waived its rights under this agreement. As a result of its failure to comply with the registration rights provision, the Company has included all the amounts due for the convertible term note as a current liability in the condensed consolidated balance sheet as of September 30, 2006. There are no stipulated liquidated damages outlined in the Registration Rights Agreement. Under the Agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages, and will be entitled to specific performance of its rights under this agreement.  Mr. Frank Nocito, an officer and a stockholder and Mr. Stephen Chalk, a director, have each provided a personal guarantee, of up to $425,000 each, in connection with this financing.

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

Convertible Debentures –August 2006
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

The Company had agreed to file a registration statement within forty-five days or September 22, 2006, covering the resale of the shares of common stock underlying the convertible debentures and warrants issued to the investors, and by October 15, 2006, to have such registration statement declared effective. The registration rights agreement with the investors provides for partial liquidated damages in the case that these registration requirements are not met. From the date of violation, the Company is obligated to pay liquidated damages of 2% per month of the outstanding amount of the convertible debentures, up to a total obligation of 24% of such obligation. The Company has not yet filed a registration statement regarding these securities. As a result of its failure to comply with the registration rights provision, the Company has included all amounts due on the convertible debentures as a current liability in the condensed consolidated balance sheet as of September 30, 2006. Also, as of September 30, 2006, the Company has estimated the fair value of the liquidated damages obligation including interest of approximately $200,000. The expense is included as registration rights penalty on the condensed consolidated statement of operations and the corresponding liability in accounts payable and accrued expenses on the condensed consolidated balance sheet. The Company is obligated to continue to pay 18% interest per annum on any damage amount not paid in full within 7 (seven) days. As of December 31, 2007, the Company was not able to file a registration statement and the holder has not yet waived its rights under this agreement and the Company had not received a default notice from the lender on these matters. EITF 05-04 view (C) allows the Company to account for the value of the warrants as equity and separately record the fair value of the registration right as a derivative liability. Until these liquidated damages are cured, the incurred liquidated damages and an estimate of future amount will be accounted for as a derivative liability by the Company under view (C).

The obligations of the Company in this financing transaction are secured by a first mortgage on certain property owned by the Company in Warrensburg, New York, a pledge of certain rights the Company has in securities of CCIG, guarantees by the Company's subsidiaries and liens on certain other property.

Note 16-Stockholders’ Equity

Increase in Common Shares Authorized
On August 29, 2006, the stockholders approved an increase in authorized shares of common stock from 10,000,000 to 75,000,000 shares.

Accumulated other comprehensive loss
The Accumulated other comprehensive loss of $562,753 represents changes in the effective portion of the Company’s open fuel contracts (See Note 9).

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

On August 25, 2006, Steven Vella, the Company's former Chief Financial Officer, elected to exercise 12,500 options with an exercise price of $4.36 that were granted to him on June 23, 2006, as part of a negotiated severance package. As a result of the option exercise, the Company received proceeds of $54,500.  Black Scholes variables used were 3 year term, risk free interest rate of 5.23% and volatility of 86.9%.

There were no other options granted during the three months ended September 30, 2006.

The Company incurred $17,837 of compensation expense from amortization of deferred compensation related to the issuance of options during the three months ended September 30, 2006.

Options exercisable are as follows:

	Number of Options	Weighted Average Exercise Price

September 30, 2006	79,000	$6.17

The following is a summary of stock options outstanding and exercisable at September 30, 2006 by exercise price range:

Exercise Price Range	Number of options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$2.55 - $3.16	30,000	2.3	$2.86
$8.09 - $8.32	49,000	4.3	8.20
	79,000	3.5	$6.17

Warrants

A Summary of the Company’s stock warrant activity and related information for the three months ended September 30, 2006 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2006	5,332,309	$7.49
Granted	832,667	5.32
Outstanding, September 30, 2006	6,164,976	$7.20

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

Relating to the Hicks action, a total of 227 claims have been filed against the Company for property damages and 222 claims have been settled by the Company's insurance carrier. In addition to the Hicks action, four property owners, who were unable to reach satisfactory settlements with the Company's insurance carrier, have filed lawsuits for alleged property damages suffered as a result of the March 14, 2003 explosion and fire. The Company's insurance carrier is defending the Company as it relates to the Hicks action and remaining four property damage claims. The Company's counsel is defending the remaining five (5) punitive and compensatory damage claims. The Company believes that compensatory damage claims are within the available limits of insurance and reserves for losses have been established, as deemed appropriate, by the insurance carrier. The Company believes the remaining five unsettled lawsuits will not have a material adverse effect on the Company's consolidated financial condition or operations based on plaintiff’s interrogatories.

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

The Company's initial contribution to USA will be: (i) the costs of construction of each of the plants (estimated to be $1.5 million each) and related equipment necessary for operating the plants, all of which, after construction of the plants shall be owned by the Company; (ii) initial capital by means of a loan to USA for funding the operations of USA; (iii) the facilities at which the plants are to be constructed; and (iv) office facilities and access to office technology for the Company. BEA's initial contribution to USA will be: (i) the license design, engineering plans and technology and related costs and expenses necessary to construct and operate the plants at the facilities; (ii) access to equipment supplier purchase agreements for equipment for the plants; (iii) access to soy oil, methanol and other material purchasing agreements; (iv) for each plant constructed, six months of training consisting of three months during the  construction of each of the plants and three months during initial full production; and (v) exclusive territorial rights to the manufacturing process to be used at the plants. There were no costs incurred by the Company through November 30, 2007. As of the date of this report the Company has been advised that BEA is no longer in business.

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

On December 8, 2006, the Company commenced an action in the Superior Court of California, for the County of Los Angeles against Summit Ventures, Inc. (“Summit”), Mark Roy Anderson (“Anderson”), the principal of Summit and four other companies controlled by Anderson, Camden Holdings, Inc., Summit Oil and Gas, Inc. d/b/a Nevada Summit Oil and Gas, Harvest Worldwide LLC and Harvest Worldwide, Inc. seeking to compel the return of 142,857 shares (the “Shares”) of the Company’s common stock issued to Summit.  The shares were issued to Summit in connection with a consulting agreement the Company had entered into with Summit in January 2005 (also See Note 5). The complaint also sought damages as a result of Summit’s and Anderson’s breach of contract, fraud, and misrepresentation with respect to the consulting agreement.  On June 28, 2007, Summit and Anderson interposed a cross-complaint against the Company, Greg Frost, the Company’s Chief Executive Officer and Chairman, Chris Westad, the Company’s President, Frank Nocito, Vice President of Business Development for the Company, Stephen Chalk, a Director of the Company and Timothy Harrington, the former Chief Executive Officer of the Company.  The Company has recently settled the Anderson Litigation (see Note 20).

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

Note 18 - Related Party Transactions

Acquisition of Assets of All American
The Company entered into an Asset Purchase Agreement dated as of June 16, 2005 (which was originally contemplated as a stock purchase agreement) ("Purchase Agreement") with all of the stockholders (and then with All American with respect to the Purchase Agreement) (the "Sellers") of All American in connection with the Company's acquisition of substantially all the operating assets (not including real estate properties) of All American. This transaction was approved on August 29, 2006 at a special meeting of the Company's stockholders and was consummated on May 30, 2007. In accordance with applicable Delaware law, the transaction was approved by at least two-thirds (2/3) of the disinterested stockholders of the Company.  Under the terms of the Purchase Agreement, upon closing, the Company issued an aggregate of 11,666,667 shares of the Company’s, unregistered and restricted common stock.   Of the approximately 11.67 million shares, 10 million shares were issued directly to All American and the remaining 1,666,667 shares were issued in the name of All American in escrow pending the decision by the Company’s Board of Directors relating to the All American Secured Debentures described in the paragraph below. The Company purchased the operating businesses of eleven truck stop plazas owned and operated by All American. The acquisition included all assets comprising the eleven truck plazas other than the underlying real estate and the buildings thereon. The Company also assumed all liabilities related to the operations of those truck stops. The Company did not assume any liabilities related to the underlying real estate. In addition, the obligations of All American to the Company relating to the notes and other amounts as described in these condensed consolidated financial statements survive the business combination. The financial information related to the assets acquired and liabilities assumed is not yet available.  The shares of the Company were valued at a price of $3.00 per share determined on the date the parties reached agreement and when the transaction was announced for purposes of the Purchase Agreement.  The share price of the Company’s common stock as of May 30, 2007 as listed on the Pink Sheets was $1.65.

Please see Note 20 for the unaudited proforma income statement representing consolidated results of operations of the Company had the acquisition of All American occurred at the beginning of the earliest period presented.

All American Financing
On June 1, 2005, All American completed a financing that may impact the Company. Pursuant to the terms of the Securities Purchase Agreement (the "Agreement") among All American and certain purchasers ("Purchasers"), the Purchasers loaned All American an aggregate of $5,000,000, evidenced by Secured Debentures dated June 1, 2005 (the "Debentures"). The Debentures were due and payable on June 1, 2007, subject to the occurrence of an event of default, with interest payable at the rate per annum equal to LIBOR for the applicable interest period, plus 4% payable on a quarterly basis on April 1st, July 1st, October 1st and January 1st, beginning on the first such date after the date of issuance of the Debentures. As of November 30, 2007, the Company's Board has not approved the transfer of the debt that would also require the transfer of additional assets from All American as consideration for the Company to assume the debt. Should the Company’s Board approve the transfer of the debt, the Debentures will be convertible into shares of the Company's common stock at a conversion rate of the lesser of (i) the purchase price paid by the Company for each share of All American common stock in the acquisition, or (ii) $3.00, subject to further adjustment as set forth in the agreement.

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

Note Receivable – Related Party
 In connection with two loans entered into by the Company in May 2005, fees in the amount of $167,500 were paid to Unison Capital Corporation ("Unison"), a company controlled by Mr. Nocito, an officer of the Company. This individual also has a related-party interest in All American. Subsequent to the payments being made and based on discussions with Unison, it was determined the $167,500 was an inappropriate payment and Unison agreed to reimburse this amount to the Company over a twelve month period beginning in October 2005. As of September 30, 2006, no payments have been made and this note is still outstanding. The maturity date of the note was extended to January 15, 2008, which is in the process of being extended, and was personally guaranteed by Mr. Nocito.  Interest income related to this note for the three months ended September 30, 2006 was $2,533 and accrued interest receivable as of that date is $14,263. The note and accrued interest in the amount of $181,763 have been classified as contra-equity in the accompanying condensed consolidated balance sheet as of September 30, 2006.

Notes and Loans to All American
The Company loaned All American $1,730,000 as evidenced by a promissory note dated July 27, 2005. As of September 30, 2006, this note is still outstanding which had a maturity date of January 15, 2008, which is currently in process of being extended. Interest income related to this note for the three months ended September 30, 2006 was $41,425 and accrued interest receivable as of that date is $112,000. The note and accrued interest receivable in the amount of $1,842,000 have been classified as contra-equity on the Company's condensed consolidated balance sheet as of September 30, 2006.

On May 19, 2006, the Company entered into a letter of interest agreement with Manns Haggerskjold of North American, Ltd. ("Manns"), for a bridge loan to the Company in the amount of $35,000,000 and a possible loan in the amount of $50 million based upon the business combination with All American ("Manns Agreement"). The terms of the letter of interest provided for the payment of a commitment fee of $750,000, which was non-refundable to cover the due-diligence cost incurred by Manns. On June 23, 2006, the Company advanced to Manns $125,000 toward the Manns Agreement due diligence fee. During the period from July 7, 2006 through November 17, 2006, the Company advanced an additional $590,000 toward the Manns Agreement due diligence fee. The amount expensed relating to these advances as of September 30, 2006, was $540,000, as a result of not obtaining the financing.

As a result of the Company receiving a Formal Order from the SEC on September 22, 2006, the Company and Manns agreed that the commitment to fund being sought under the Manns Agreement would be issued to All American, since the stockholders had approved an acquisition of All American by Able and since the collateral for the financing by Manns would be collateralized by real estate owned by All American. Accordingly, on September 22, 2006, All American agreed that in the event Manns funds a credit facility to All American rather than the Company, upon such funds being received by All American, it will immediately reimburse the Company for all expenses incurred and all fees paid to Manns in connection with the proposed credit facility from Manns to the Company. On or about February 2, 2007, All American received a term sheet from UBS Real Estate Investments, Inc. (“UBS”) requested by Manns as co-lender to All American. All American rejected the UBS offer as not consistent with the Manns’commitment of September 14, 2006. All American subsequently demanded that Manns refund all fees paid to Manns by Able and All American. In order to enforce its rights in this regard All American has retained legal counsel. The Company and All American have commenced an arbitration proceeding against Manns and its principals to pursue their remedies. All recoveries and fees and costs of the litigation will be allocated between the Company and All American in proportion to the amount of the Manns due diligence fees paid.

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

Change in Officers Status
On September 28, 2006, Gregory Frost, gave notice to the Board of Directors that he was taking an indefinite leave of absence as Chief Executive Officer of the Company and resigned as Chairman of the Board.  Mr. Christopher P. Westad, the acting Chief Financial Officer of the Company, was designated by the Board to serve as acting Chief Executive Officer. In connection with Mr. Westad's service as acting Chief Executive Officer, Mr. Westad stepped down, temporarily, as acting Chief Financial Officer. The Board designated Jeffrey S. Feld, the Company's Controller, as the acting Chief Financial Officer. Mr. Feld has been with the Company since September 1999. Mr. Frost resumed his duties as Chief Executive Officer effective May 24, 2007.  The Company had further management changes on September 24, 2007 (See Note 20).

Note 19 - Product Information

The Company sells several types of products and provides services. The following are revenues by product groups and services for the three months ended September 30, 2005 and 2006.

	Three Months Ended
	September 30,
	2006	2005

# 2 heating oil	$6,107,271	$5,810,897

Gasoline, diesel fuel,
kerosene, propane and lubricants	6,111,720	6,606,451

Equipment
sales, services and installation	616,562	715,717
Net Sales	$12,835,553	$13,133,065

Note 20 - Subsequent Events

Voluntary NASDAQ Delisting
On October 4, 2006, the Company announced its intention to voluntarily delist the Company's common stock from the NASDAQ Capital Market, effective as of the start of trading on October 13, 2006. The Company's common stock is currently quoted on the Pink Sheets. The management of the Company has indicated that the Company will apply for listing on the OTC Bulletin Board as soon as practicable following its being in filing compliance as to all outstanding SEC reports.

Purchase of Horsham Franchise
On December 13, 2006, the Company purchased the assets of its Horsham franchise from Able Oil Montgomery, Inc., a non-related party, for $764,175. Able Oil Montgomery is a full service retail fuel oil and service company located in Horsham, Pennsylvania, which until said acquisition, was a franchise operation of the Company.

The purchase price of the Horsham franchise was allocated as shown below. This purchase price allocation has not been finalized and represents management's best estimate.

Description	Amount

HVAC parts and tools	$28,000
Furniture and fixtures	5,000
Vehicles	34,000
Customer list - fuel distribution	500,000
Customer list - HVAC business	197,175

Total	$764,175

The purchase price was paid as follows:

Down payment	$128,000
Note to seller	345,615
Note payable to seller	269,480
Accounts receiveable from seller	21,080

Total	$764,175

Subsequent events continued

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

In addition, Able entered into a consulting agreement with Drew Schmidt, the owner of Able Oil Montgomery Inc., to assist Able with the transition and on going development of the Horsham business. The term of the consulting agreement was from December 13, 2006 to April 14, 2007 at a rate of $6,000 per month.

The following unaudited proforma income statement represents consolidated results of operations of the Company had the acquisition of All American Plazas and Able Oil Montgomery Inc. occurred at the beginning of the earliest period presented:

	Three months ended	Three months ended
	September 30, 2006	September 30, 2005
Net Revenue	$67,619,435	$55,690,120
Net loss	$(5,209,791)	$(3,895,262)
Basic and Diluted Earnings (loss) per Share	(0.35)	(0.28)

The above proforma information does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or the results which may occur in the future.

Capital Leases
On September 8, 2006, the Company entered into a five year capital lease for five new oil delivery trucks for an aggregate purchase price of approximately $506,000. One truck was delivered and placed into service in December 2006, two in January 2007 and two in February 2007.

Fuel Supply Contract
In December 2006, the Company entered into a Fuel Purchase agreement with All American. Under the agreement the Company pre-paid $350,000 to All American in exchange for fuel purchased pursuant to this agreement to be provided by All American at a $.05 per gallon discount from the Newark, New Jersey Daily spot market price. A pre-paid balance of $11,058 remains under this agreement as of November 30, 2007.

Change of Officers
On September 24, 2007, the Company’s Board of Directors appointed (i) Richard A. Mitstifer, the former President of  All American as President of the Company; (ii) William Roger Roberts, the former Chief Operating Officer of All American, as the Company’s Chief Operating Officer; (iii) Daniel L. Johnston, the former Controller of All American, as Chief Financial Officer of the Company; and (iv) Louis Aponte, the President of All American Industries, Inc. and all American Realty and Construction Corp., which are affiliates of  All American specializing in real estate development and construction, as the Company’s Vice-President of Special Projects. The Board also promoted Frank Nocito, the Company’s Vice-President of Business Development, to Executive Vice President and expanded his duties to include heading the Company’s expansion into alternative and clean energy fuels and products. Mr. Nocito is the controlling person of the Cheldnick Family Trust, the largest shareholder of the Company. Messrs. Mitstifer, Roberts and Aponte were officers of All American in June 2005 when the Company entered into an asset purchase agreement with All American, pursuant to which the Company agreed to acquire substantially all of All American’s assets and assume all liabilities of All American other than mortgage debt liabilities. They were also officers of All American at the time the transaction closed in May 2007. Effective September 24, 2007, Christopher P. Westad stepped down as President of the Company and Jeffrey Feld stepped down as Acting Chief Financial Officer of the Company. The Board subsequently appointed Mr. Westad as the President of the Company’s home heating oil subsidiaries, namely Able Oil, Inc., Able Energy New York, Inc. and Able Oil Melbourne, Inc.

Credit Card Receivable Financing
On March 20, 2007, the Company entered into a credit card receivable advance agreement with Credit Cash, LLC ("Credit Cash") whereby Credit Cash agreed to loan the Company $1.2 million. The loan is secured by the Company's existing and future credit card collections. Terms of the loan call for a repayment of $1,284,000, which includes the one-time finance charge of $84,000, which is payable over a seven-month period. This finance charge payment will be accomplished through Credit Cash withholding 18% of credit card collections of Able Oil Company and 10% of credit card collections of PriceEnergy.com, Inc. over the seven-month period beginning March 21, 2007. There are certain provisions in the agreement which allows Credit Cash to increase the withholding, if the amount withheld by Credit Cash over the seven-month period is not sufficient to satisfy the required repayment of $1,284,000.

Subsequent events continued

On July 18, 2007, August 3, 2007, November 9, 2007, December 28, 2007 and January 18, 2008, the Company, in accordance with its agreement with Credit Cash, refinanced the loan in the amounts of $250,000, $300,000, $1,100,000, $250,000 and $500,000 respectively. The outstanding Credit Cash loan as of the date of January 18, 2008 was $997,315.

Prior to the business combination between the Company and All American, (now known as All American Properties, Inc.).  All American entered into a loan agreement with Credit Cash, which was an advance against credit card receivables at the truck stop plazas then operated by All American.  As a result of the business combination this obligation was assumed by the Company’s wholly-owned subsidiary, All American Plazas, Inc. (“Plazas”) as it became the operator of the truck stop plazas. Credit Cash, while acknowledging the business combination, has continued to obligate both Properties and Plazas in their loan documents as obligors of the loan. Accordingly, on July 16, 2007, Credit Cash agreed to extend further credit of $400,000 secured by the credit card receivables at the truck stops operated by All American.

This July 16, 2007 extension of credit agreement was in addition to and supplemented all previous agreements with Credit Cash. Terms of the original loan and extensions called for repayment of $1,010,933 plus accrued interest which will be repaid through Credit Cash withholding 15% of credit card collections from the operations of the truck stop plazas until the loan balance is paid in full. The interest rate is prime plus 3.75% (12% at September 30, 2006). There are certain provisions in the agreement, which allows the Lender to increase the withholding, if the amount it is withholding is not sufficient to satisfy the loan in a timely manner. The outstanding balance of the loan as of October 31, 2007 was $321,433 plus accrued interest. However, on November 2, 2007, and again on January 18, 2008, Credit Cash again agreed to extend an additional credit in the amount of $1,100,000 and $600,000 respectively. Terms of the agreement are the same as the prior July 16, 2007 financing.  The Credit Cash loan balance as of January 18, 2008 was $1,376,804.

Accounts Receivable Financing
On January 8, 2007, All American entered into an Account Purchase Agreement with Crown Financial (“Crown”) whereby Crown advanced $1,275,000 to All American in exchange for certain existing accounts receivables and taking ownership of new accounts originated by All American.

Repayment of the loan is to be made from the direct payments to Crown from the accounts it purchased from All American and a fee equal to 2.5% of the outstanding advance for the preceding period payable on the 15th and 30th day of each month.

The Crown loan is secured by the mortgages on the real property and improvements thereon owned by All American known as the Strattanville and Frystown Gables truck stop plazas and a personal guarantee by Frank Nocito.

Subsequent to the May 2007 closing of the business combination between the Company and All American, on July 1, 2007 the Account Purchase Agreement between All American and Crown Financial has been amended and modified from “Eligible Accounts having a 60 day aging” to a “90 day aging that are not reasonably deemed to be doubtful for collections” and the fee of 2.5% payable on the 15th and 30th day of each month has been modified to 1.375%. The Company has assumed this obligation based on the business combination; however, All American has agreed to continue to secure this financing with the aforementioned real estate mortgages.

Related Party Transactions

On December 10, 2007, All American Properties Inc, concluded a refinancing allowing them to repay approximately $910,000 on their note to the Company (see Note 18 on related party note)

Purchase Commitments
The Company is obligated to purchase #2 heating oil under various contracts with its suppliers.  Subsequent to September 30, 2006, the Company entered into additional contracts in the amount of approximately $3,299,000, through May 2008.

Fuel Financing
On October 17, 2007, the Company entered into a loan agreement with S&S NY Holdings, Inc. for $500,000 to purchase #2 heating fuel. The term of the agreement is for 90 days with an option to refinance at the end of the 90 day period for an additional 90 days. The repayment of the principal amount will be $.10 cents per gallon of fuel sold to the Company’s customers excluding pre-purchase gallons. An additional $.075 per gallon will be paid as interest. The agreement also provides that in each 30 day period the interest amount can be no less than $37,500.00. As of January 17, 2008 the Company had repaid approximately $100,000 and exercised its right to refinance the amount until March 31, 2008.  The company is still negotiating the final terms of this refinancing.

Subsequent events continued

On December 20, 2007, the Company entered in to a second loan agreement with S&S NY Holdings, Inc for $500,000 to purchase #2 heating fuel.  The term of the agreement is thru March 31, 2008.  The repayment of principle is not due until the maturity date.  An additional $.075 per gallon will be paid as interest. The agreement also provides that in each 30 day period the interest amount can be no less than $37,500.00.

On October 5, 2007, All American reclassified all outstanding trade payables with Transmontagine, a supplier of fuel to a note payable in the amount of approximately $15,000,000.  Interest at the rate of 8% is being accrued on all past due amounts as of October 5, 2007.  In addition, an amount of $1,550,000.00 was added to the note to begin a prepaid purchase program whereby All American will prepay for its fuel prior to delivery. Repayment of this note is to commence on or about March 15, 2008 with a 25 year amortization schedule with a maturity of November 15, 2009. If a threshold payment is made on or before March 15, 2008 and before August 15, 2008 (after initial 25 year amortization begins) in the amount of  $3,000,000 then a new 25 year amortization schedule will commence effective July 31, 2009 and mature on March 31, 2011.  Collateral on this note are certain properties owned by All American.

Litigation
On June 26, 2007, the Company and its affiliate, All American (together with the Company the “Claimants”), filed a Demand for Arbitration and Statement of Claim in the Denver, Colorado office of the American Arbitration Association against Manns Haggerskjold of North America, Ltd. (“Manns”), Scott Smith and Shannon Coe (collectively the “Respondents”), Arbitration Case No. 77 148 Y 00236 07 MAV. The Statement of Claim filed seeks to recover fees of $1.2 million paid to Manns to obtain financing for the Company and All American. The Claimants commenced the Arbitration proceeding based upon the Respondents breach of the September 14, 2006 Commitment letter from Manns to All American that required Manns to loan All American $150 million. The Statement of Claim sets forth claims for breach of contract, fraud and misrepresentation and lender liability. On July 23, 2007, Respondents filed their answer to the Statement of Claim substantially denying the allegations asserted therein and interposing counterclaims setting forth claims against the Company for breach of the Non-Circumvention Clause, breach of the Exclusivity Clause and unpaid expenses. Respondents also assert counterclaims for fraudulent misrepresentation and unjust enrichment. On Respondents’ counterclaim for breach of the Non-Circumvention Clause, Respondents claim damages of $6,402,500. On their counterclaim for breach of the Exclusivity Clause, Respondents claim damages of $3,693,750, plus an unspecified amount related to fees on loans exceeding $2,000,000 closed by All American or the Company over the next five years. Respondents do not specify damages relative to their other counterclaims.

On August 7, 2007, the Claimants filed their reply to counterclaims denying all of Respondents material allegations therein. Respondents’ counterclaims were based on the false statement that the Claimants had, in fact, received the financing agreed to be provided by Manns from a third party.

The parties have selected an Arbitrator and are presently engaged in discovery exchanging documents, which will be followed by the taking of a limited number of depositions. The hearing of the parties’ claims is scheduled to commence before the Arbitrator on April 7, 2008.

On October 10, 2007, the Company entered into a Stipulation settling the action it had commenced against Mark Roy Anderson, Camden Holdings, Inc., Summit Oil and Gas, Inc., Summit Ventures, Inc., Harvest Worldwide, LLC and Harvest Worldwide, Inc. in the Superior Court of California for the County of Los Angeles, Case No. BC363149, as well as the counterclaims asserted therein by Summit Ventures, Inc. and Mark Anderson against the Company and certain of its present and former directors and officers, Gregory Frost, Tim Harrington, Christopher Westad, Timothy Harrington and Frank Nocito. The Stipulation provides that in consideration of the parties discontinuing with prejudice all their claims against each other, Summit Ventures, Inc. will return its stock certificate evidencing its ownership of 142,857 shares of the Company’s common stock and upon such return it will be issued a new certificate for such shares free of any restrictive legend. Upon execution of the Stipulation of Settlement the parties exchanged general releases of all claims they had or may have had against each other to the date of the releases.

On October 1, 2007, the Company and its Chief Executive Officer (“CEO”) filed an action in New York state court against Marcum & Kliegman, LLP (the Company’s former auditors) and several of its partners for numerous claims, including breach of contract, gross negligence and defamation.  The Company and its CEO are seeking compensatory damages in the amount of at least $1 million and punitive damages of at least $20 million. The claims asserted by the Company and its CEO arise out of Marcum & Kliegman’s conduct with respect to the preparation and filing of the Company’s SEC reports.  On November 26, 2007, Marcum & Kliegman and its partners filed a motion to dismiss the complaint on the ground that it fails to state a claim for relief as a matter of law.  As of the date of this report, the court has not ruled on this motion to dismiss.

Subsequent events continued

Consulting Agreement
On August 27, 2007 the Company entered into a service agreement with Axis Consulting Services LLC. The agreement calls for Axis Consulting to develop a marketing plan (phase 1) and manage (phase 2) “The Energy Store” (an e-commerce retail sales portal for energy products and services). During phase 1 the terms are $2,750 per month and once phase 2 commences an amount of $5,600 per month. This agreement ends on December 31, 2008.  Axis Consulting’s President (Joe Nocito) has a direct relationship as the son of the Company’s Executive Vice President Frank Nocito.

SEC Formal Order of Private Investigation
On August 31, 2007, the Company was served with a second subpoena duces tecum (the “Second Subpoena”) from the Securities and Exchange Commission (“SEC”) pursuant to the Formal Order of Investigation issued by the SEC on September 7, 2006 (see note 17). The Company continues to gather, review and produce documents to the SEC and is cooperating fully with the SEC in complying with the Second Subpoena. As of November 30, 2007, the Company has produced documents in response to the Second Subpoena and the Company expects to produce additional documents in response to the Second Subpoena as soon as practicable. As of the date of this report, the Company is not aware of any information that has been discovered pursuant to the Formal Order of Investigation which would indicate that the Company or any of its officers and directors was guilty of any wrongdoing.

Changes in Registrant's Certifying Account
On August 13, 2007, the Company dismissed Marcum & Kliegman LLP as its independent registered public accounting firm. The report of Marcum & Kliegman LLP on the Company's financial statements for the fiscal year ended June 30, 2006 (“FY 2006”) was modified as to uncertainty regarding (1) the Company’s ability to continue as a going concern as a result of, among other factors, a working capital deficiency as of June 30, 2006 and possible failure to meet its short and long-term liquidity needs, and (2) the impact on the Company’s financial statements as a result of a pending investigation by the SEC of possible federal securities law violations with respect to the offer, purchase and sale of the Company’s securities and the Company’s disclosures or failures to disclose material information.

The Company’s Audit Committee unanimously recommended and approved the decision to change independent registered public accounting firms

In connection with the audit of the Company’s financial statements for FY 2006, and through August 13, 2007, there have been no disagreements with Marcum & Kliegman LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum & Kliegman LLP would have caused it to make reference to the subject matter of such disagreements in connection with its audit report. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. On August 24, 2007, Marcum & Kliegman LLP sent a responsive letter to the Current Report on Form 8-K dated August 13, 2007, filed by the Company, which discussed the Company’s termination of Marcum and Kliegman LLP as its auditors. This responsive letter claimed that there were two reportable events.  The Company filed an amended Form 8-K report acknowledging one reportable event that Marcum and Kliegman LLP had advised the Company of material weaknesses in the Company’s internal controls over financial reporting. The Company added disclosure in the Amended 8-K to reflect this reportable event. This reportable event occurred in conjunction with Marcum & Kliegman’s audit of the consolidated financial statements for the year ended June 30, 2006 and not, as stated in the Auditor’s Letter, in conjunction with Marcum & Kliegman’s “subsequent reviews of the Company’s condensed consolidated financial statements for the quarterly periods ended September 30, 2006 and December 31, 2006.” In June 2007, when Marcum & Kliegman began its review of the Company quarterly financial statements for the periods ended September 30, 2006 and December 31, 2006, the Company had already disclosed the material weakness in its internal controls over financial reporting in the Company’s annual report on Form 10-K for the year ended June 30, 2006 (filed on April 12, 2007). Further, no such advice of these material weaknesses over internal controls was discussed, in writing or orally, with the Company by representatives of Marcum & Kliegman during the review of such quarterly financial statements.

The Company engaged Lazar Levine & Felix LLP (“LLF”) as its new independent registered public accounting firm as of September 21, 2007. Prior to its engagement, LLF had been and continues to act as independent auditors for All American, an affiliate and the largest stockholder of the Company.

On Monday, January 7, 2008, the Company, its Chief Executive Officer, Gregory D. Frost, and its Vice-President of Business Development, Frank Nocito, were served with a summons and complaint in a purported class action complaint filed in the United States District Court, District of New Jersey. This action, which seeks class certification, was brought by shareholders of CCI Group, Inc. (“CCIG”). The complaint relates to a Share Exchange Agreement (the “Share Exchange Agreement”), dated July 7, 2006, between All American Properties (f/k/a All American Plazas, Inc.) (“All American”) with CCIG, pursuant to which seventy percent (70%) of the outstanding and issued shares of CCIG were exchanged into 618,557 shares of the Company which were owned by All American of which 250,378 shares were to be distributed to the shareholders of CCIG and the balance of the shares were to be used to pay debts of CCIG.  Neither the Company nor Messrs. Frost or Nocito were parties to the Share Exchange Agreement. All American remains the largest shareholder of the Company. The Share Exchange Agreement was previously disclosed by the Company in its Current Report on Form 8-K filed with the SEC on July 7, 2006 as part of a disclosure of a loan by the Company to All American.

Each of the Company and Messrs. Frost and Nocito believes it/he has defenses against the alleged claims and intends to vigorously defend itself/himself against this action.

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

OVERVIEW

Able Energy Inc. ("Able") was incorporated in Delaware in 1997. Able Oil, a wholly-owned subsidiary of Able, was established in 1989 and sells both residential and commercial heating oil and complete HVAC service to its heating oil customers. Able Energy NY, a wholly-owned subsidiary of Able, sells residential and commercial heating oil, propane, diesel fuel, and kerosene to customers around the Warrensburg, NY area. Able Melbourne, a wholly-owned subsidiary of Able, was established in 1996 and sells various grades of diesel fuel around the Cape Canaveral, Florida area. PriceEnergy.com, Inc., a majority owned subsidiary of Able, was established in 1999 and has developed an internet platform that has extended the Company's ability to sell and deliver liquid fuels and related energy products.

Management's Discussion and Analysis of Financial Condition and Results of Operation contain forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties. In order for us to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include:

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

REVENUE RECOGNITION, UNEARNED REVENUE AND CUSTOMER PRE-PURCHASE PAYMENTS

Sales of fuel and heating equipment are recognized at the time of delivery to the customer, and sales of equipment, not related to service contracts, are recognized at the time of installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating equipment service contracts are deferred and amortized into income over the term of the respective service contracts, on a straight-line basis, which generally do not exceed one year. Payments received from customers for the pre-purchase of fuel is recorded as a current liability until the fuel is delivered to the customer, at which time it is recognized as revenue by the Company.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We routinely review our receivable balances to identify past due amounts and analyze the reasons such amounts have not been collected. In many instances, such uncollected amounts involve billing delays and discrepancies or disputes as to the appropriate price or volumes of oil delivered, received or exchanged. We also attempt to monitor changes in the credit worthiness of our customers as a result of developments related to each customer, the industry as a whole, and the general economy. Based on these analyses, we have established an allowance for doubtful accounts that we consider being adequate, however, there is no assurance that actual amounts will not vary significantly from estimated amounts.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”(“SFAS 154”). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date. The application of this pronouncement did not have an impact on the Company's condensed consolidated financial position, results of operations, or cash flows.

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. In July and August 2006, the Company entered into two private placement agreements for convertible debentures and note payable, a registration rights agreement and issued warrants in connection with the private placement (See Note 15). Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for uncapped liquidated damages, the Company determined that the registration rights is a derivative liability (See Note 15). The Company has measured this liability in accordance with SFAS No. 5.

In February 2006, the FASB issued SFAS No. 155 - "Accounting for Certain Hybrid Financial Instruments", which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In March 2006 the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets or servicing liabilities.  The application of this statement is not expected to have an impact on the Company’s consolidated financial statements.

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

In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin ("SAB") No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB108 becomes effective in fiscal 2007. Adoption of SAB108 did not have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS no. 158, “Employers Accounting for Defined Pension and Other Postretirement Plans-an amendment of FASB No.’s 87, 88, 106 and 132(R).”  SFAS 158 requires an employer and sponsors of one or more single employer defined plans to recognize the funded status of a benefit plan; recognize as a component of other comprehensive income, net of tax, the gain or losses and prior service costs or credits that may arise during the period; measure defined benefit plan assets and obligations as of the employer’s fiscal year; and, enhance footnote disclosure.  For fiscal years ending after December 15, 2006, employers with equity securities that trade on a public market are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the enhanced footnote disclosures.  For fiscal years ending after December 15, 2008, employers are required to measure plan assets and benefit obligations.  Management of the Company is currently evaluating the impact of adopting this pronouncement on the consolidated financial statements.

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

In December 2007, the FASB issued SFAS no. 160. “Noncontrolling Interests in Consolidated Financial Statements – and amendment of ARB no. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company is in the process of evaluating the effect that the adoption of SFAS 160 will have on it’s consolidated results of operations, financial position and cash flows.

In December 2007, the FASB issued No. 141 (revised 2007), “Business Combinations” (SFAS 141R).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in it’s financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact of adoption of SFAS 141R on it’s consolidated financial statements.

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

Other income (expense) increased to a net expense of approximately $915,359 in the three months ended September 30, 2006 from approximately $436,000 in the three months ended September 30, 2005. The increase in other expense net is primarily related to an increase in amortization of deferred financing costs of $540,000, and decrease in net interest income of approximately $125,000.

Net loss for the three months ended September 30, 2006 was approximately $2.2 million compared to approximately $1.5 million for the three months ended September 30, 2005. These results are directly related to an increase in selling, general and administrative expenses and an increase in amortization expense and decrease in other income.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2006, we incurred a net loss of approximately $2.2 million but had cash provided by operating activities of approximately $0.8 million. Our principal sources of working capital have been the proceeds from public and private placements of securities, primarily consisting of convertible debentures and notes payable. During the three months ended September 30, 2006, the Company has secured financings of approximately $3 million from the proceeds of convertible debentures and note payable and approximately $55,000 in proceeds from option exercises. Other than for the day to day operations of the Company, approximately $2 million was expended for repayment of loans, purchase of investments and hedging transactions during the three months ended September 30, 2006.

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

As of November 30, 2007, the Company had a cash balance of approximately $1.2 million and has approximately $1.5 million of obligations for funds received in advance under the pre-purchase fuel program. At November 30, 2007, the Company had available borrowings through its credit line facility of approximately $270,000.  In order to meet our liquidity requirements, the Company is negotiating a second mortgage on our oil terminal located on Route 46 in Rockaway, New Jersey, through which the Company believes it may borrow an additional funds.

On May 30, 2007, the Company completed its previously announced business combination between All American and the Company whereby the Company in exchange for an aggregate of 11,666,667 shares of the Company’s restricted common stock purchased the operating businesses of eleven truck stop plazas owned and operated by All American. The acquisition included all assets comprising the eleven truck plazas other than the underlying real estate and the buildings thereon. The Company anticipates that the business combination will result in greater net revenue and reduce overall operational expenses by consolidating positions and overlapping expenses.   The Company also expects that the combination will result in the expansion of the Company’s home heating business by utilizing certain of the truck plazas as additional distribution points for the sale of the Company’s products. Additionally, the Company expects that the business combination will lessen the impact on seasonality on the Company’s cash flow since the combined Company will generate year-around revenues. The Company also plans to utilize certain of the truck plazas for the construction of bio-diesel producing facilities and the distribution of those fuels which should further increase the Company’s revenues.

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

On July 5, 2006, the Company closed a Securities Purchase Agreement entered into on June 30, 2006 whereby it sold a $1,000,000 convertible term note to Laurus Master Fund, Ltd. ("Laurus"). The Company paid fees of $49,000 to Laurus and received net proceeds of $951,000, of which $905,000 was advanced in the form of a note to All American. The Company incurred escrow fees of $1,500 which in the aggregate will be capitalized as deferred financing costs and amortized on a straight-line basis over the three year term of the convertible term note. The Company will pay interest on the note monthly in arrears commencing on August 1, 2006 at a rate equal to the prime rate published in the Wall Street Journal plus two percent (2.0%), calculated as of the last business day of the calendar month. Amortizing payments of the principal amount of the note shall be made by the Company commencing on June 30, 2007 and on the first business day of each succeeding month thereafter in the amount of $27,778 through the maturity date of the note on June 30, 2009.

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

On December 13, 2006, the Company purchased the assets of its Horsham franchise from Able Oil Montgomery, Inc., a non-related party, for $764,175. Able Oil Montgomery is a full service retail fuel oil and service company located in Horsham, Pennsylvania. Pursuant to the agreement, the Company paid cash at closing of $128,000, issued a 5 year note payable bearing interest at a rate of 7% per annum in the amount of $345,615 and forgave an amount of $290,560 due from the seller to the Company. Separately, the seller paid to the Company $237,359 for monies collected in advance by Able Oil Montgomery from its customers.

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

On July 18, 2007, August 3, 2007, November 9, 2007, December 28, 2007 and January 18, 2008, the Company, in accordance with its agreement with Credit Cash, refinanced the loan in the amounts of $250,000, $300,000, $1,100,000, $250,000 and $500,000 respectively. The outstanding Credit Cash loan as of January 18, 2008 was $997,315.

Prior to the business combination between the Company and All American, (now known as All American Properties, Inc.) All American entered into a loan agreement with Credit Cash, which was an advance against credit card receivables at the truck stop plazas then operated by All American.  As a result of the business combination this obligation was assumed by the Company’s newly formed, wholly-owned subsidiary, All American Plazas, Inc. (“Plazas”), as it became the operator of the truck stop plazas. Credit Cash, while acknowledging the business combination, has continued to obligate both All American and Plazas in their loan documents as obligors of the loan. Accordingly, on July 16, 2007, Credit Cash agreed to extend further credit of $400,000 secured by the credit card receivables at the truck stops operated by Plazas.

This July 16, 2007 extension of credit agreement was in addition to and supplemented all previous agreements with Credit Cash. Terms of the original loan and extensions called for repayment of $1,010,933 plus accrued interest which will be repaid through Credit Cash withholding 15% of credit card collections from the operations of the truck stop plazas until the loan balance is paid in full. The interest rate is prime plus 3.75%. There are certain provisions in the agreement, which allows the Lender to increase the withholding, if the amount it is withholding is not sufficient to satisfy the loan in a timely manner. The outstanding balance of the loan as of October 31, 2007 was $321,433 plus accrued interest. However, on November 2, 2007 and again on January 18, 2008, Credit Cash again agreed to extend an additional credit in the amount of $1,100,000 and $600,000 respectively. Terms of the agreement are the same as the prior July 16, 2007 financing.  The Credit Cash Loan balance as of January 18, 2008 was $1,376,804.

Our net loss for the quarter ended September 30, 2006 was approximately $2,180,000, including non-cash charges totaling approximately $400,000. The Company has been funding its operations through an asset-based line of credit, the issuance of convertible debentures and a note payable and the proceeds from the exercise of options and warrants. The Company will need some combination of the collection of All American notes receivable, new financing, restructuring of existing financing, improved receivable collections and/or improved operating results in order to maintain adequate liquidity over the course of the 2008 fiscal year.

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

The Company has incurred a loss from continuing operations during the year ended June 30, 2006 of approximately $6,242,000.  Net cash used in operations during the year ended June 30, 2006 was approximately $1,712,000. During the three months ended September 30, 2006, the Company incurred a net loss of approximately $2.2 million and had a working capital deficiency of approximately $1.3 million.  These factors raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

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

On May 19, 2006, the Company entered into a letter of interest agreement with Manns Haggerskjold of North American, Ltd. ("Manns"), for a bridge loan to the Company in the amount of $35,000,000 and a possible loan in the amount of $50 million based upon the business combination with All American ("Manns Agreement"). The terms of the letter of interest provided for the payment of a commitment fee of $750,000, which was non-refundable to cover the due-diligence cost incurred by Manns. On June 23, 2006, the Company advanced to Manns $125,000 toward the Manns Agreement due diligence fee. During the period July 7, 2006 through November 17, 2006, the Company advanced an additional $590,000 toward the Manns Agreement due diligence fee. Amounts out standing relating to these advances as of September 30, 2006 were $540,000 and have been expensed on the Company's condensed consolidated income statement as of September 30, 2006, as a result of not obtaining the financing.

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

On June 26, 2007, the Company and its affiliate, All American (together with the Company the “Claimants”), filed a Demand for Arbitration and Statement of Claim in the Denver, Colorado office of the American Arbitration Association against Manns Haggerskjold of North America, Ltd. (“Manns”), Scott Smith and Shannon Coe (collectively the “Respondents”), Arbitration Case No. 77 148 Y 00236 07 MAV. The Statement of Claim filed seeks to recover fees of $1.2 million paid to Manns to obtain financing for the Company and All American. The Claimants commenced the Arbitration proceeding based upon the Respondents breach of the September 14, 2006 Commitment letter from Manns to All American that required Manns to loan All American $150 million. The Statement of Claim sets forth claims for breach of contract, fraud and misrepresentation and lender liability. On July 23, 2007, Respondents filed their answer to the Statement of Claim substantially denying the allegations asserted therein and interposing counterclaims setting forth claims against the Company for breach of the Non-Circumvention Clause, breach of the Exclusivity Clause and unpaid expenses. Respondents also assert counterclaims for fraudulent misrepresentation and unjust enrichment. On Respondents’ counterclaim for breach of the Non-Circumvention Clause, Respondents claim damages of $6,402,500. On their counterclaim for breach of the Exclusivity Clause, Respondents claim damages of $3,693,750, plus an unspecified amount related to fees on loans exceeding $2,000,000 closed by All American or the Company over the next five years. Respondents do not specify damages relative to their other counterclaims.

On August 7, 2007, the Claimants filed their reply to counterclaims denying all of Respondents material allegations therein. Respondents’ counterclaims were based on the false statement that the Claimants had, in fact, received the financing agreed to be provided by Manns from a third party.

On August 13, 2007, the Company dismissed Marcum & Kliegman LLP (“M&K”) as its independent registered public accounting firm. The report of M&K on the Company's financial statements for the fiscal year ended June 30, 2006 (“FY 2006”) was modified as to uncertainty regarding (1) the Company’s ability to continue as a going concern as a result of, among other factors, a working capital deficiency as of June 30, 2006 and possible failure to meet its short and long-term liquidity needs, and (2) the impact on the Company’s financial statements as a result of a pending investigation by the SEC of possible federal securities law violations with respect to the offer, purchase and sale of the Company’s securities and the Company’s disclosures or failures to disclose material information.

The Company’s Audit Committee unanimously recommended and approved the decision to change independent registered public accounting firms.

On August 31, 2007, the Company was served with a second subpoena duces tecum (the “Second Subpoena”) from the Securities and Exchange Commission (“SEC”) pursuant to the Formal Order of Investigation issued by the SEC on September 7, 2006 (see note 17). The Company continues to gather, review and produce documents to the SEC and is cooperating fully with the SEC in complying with the Second Subpoena. As of November 30, 2007, the Company has produced documents in response to the Second Subpoena and the Company expects to produce additional documents in response to the Second Subpoena as soon as practicable. As of date of this Report, the Company is not aware of any information that has been discovered pursuant to the Formal Order of Investigation which would indicate that the Company or any of its officers and directors was guilty of any wrongdoing.

The Company engaged Lazar Levine & Felix LLP (“LLF”) as its new independent registered public accounting firm as of September 21, 2007. Prior to its engagement, LLF had been and continues to act as independent auditors for All American, an affiliate and the largest stockholder of the Company.

On September 24, 2007, the Company’s Board of Directors appointed (i) Richard A. Mitstifer, the former President of  All American as President of the Company; (ii) William Roger Roberts, the former Chief Operating Officer of All American, as the Company’s Chief Operating Officer; (iii) Daniel L. Johnston, the former Controller of All American, as Chief Financial Officer of the Company; and (iv) Louis Aponte, the President of All American Industries, Inc. and all American Realty and Construction Corp., which are affiliates of  All American specializing in real estate development and construction, as the Company’s Vice-President of Special Projects. The Board also promoted Frank Nocito, the Company’s Vice-President of Business Development, to Executive Vice President and expanded his duties to include heading the Company’s expansion into alternative and clean energy fuels and products. Mr. Nocito is the controlling person of the Cheldnick Family Trust, the largest shareholder of the Company. Messrs. Mitstifer, Roberts and Aponte were officers of All American in June 2005 when the Company entered into an asset purchase agreement with All American, pursuant to which the Company agreed to acquire substantially all of All American’s assets and assume all liabilities of All American other than mortgage debt liabilities. They were also officers of All American at the time the transaction closed in May 2007. Effective September 24, 2007, Christopher P. Westad stepped down as President of the Company and Jeffrey Feld stepped down as Acting Chief Financial Officer of the Company. The Board subsequently appointed Mr. Westad as the President of the Company’s home heating oil subsidiaries, namely Able Oil, Inc., Able Energy New York, Inc. and Able Oil Melbourne, Inc.

On January 8, 2007, All American entered into an Account Purchase Agreement with Crown Financial (“Crown”) whereby Crown advanced $1,275,000 to All American in exchange for certain existing accounts receivables and taking ownership of new accounts originated by All American. Repayment of the loan is to be made from the direct payments to Crown from the accounts it purchased from All American and a fee equal to 2.5% of the outstanding advance for the preceding period payable on the 15th and 30th day of each month.

The Crown loan is secured by the mortgages on the real property and improvements thereon owned by All American known as the Strattanville and Frystown Gables truck stop plazas and a personal guarantee by Frank Nocito.

Subsequent to the May 2007 closing of the business combination between the Company and All American, on July 1, 2007 the Account Purchase Agreement between All American and Crown Financial has been amended and modified from “Eligible Accounts having a 60 day aging” to a “90 day aging that are not reasonably deemed to be doubtful for collections” and the fee of 2.5% payable on the 15th and 30th day of each month has been modified to 1.375%. The Company has assumed this obligation based on the business combination; however, All American has agreed to continue to secure this financing with aforementioned real estate mortgages.

On October 5, 2007, All American reclassified all outstanding trade payables with Transmontagine to a note payable in the amount of approximately $15,000,000.  Interest at the rate of 8% is being accrued on all past due amounts as of October 5, 2007.  In addition, an amount of $1,550,000 was added to the note to begin a prepaid purchase program whereby Plazas will prepay for its fuel prior to delivery. Repayment of this note is to commence on or about March 15, 2008 with a 25 year amortization schedule with a maturity of November 15, 2009. If a threshold payment is made on or before March 15, 2008 and before August 15, 2008 (after initial 25 year amortization begins) in the amount of  $3,000,000 then a new 25 year amortization schedule will commence effective July 31, 2009 and mature on March 31, 2011.  Collateral on this note are certain properties owned by All American.

On October 17, 2007, the Company entered into a loan agreement with S&S NY Holdings, Inc. for $500,000 to purchase #2 heating fuel. The term of the agreement is for 90 days with an option to refinance at the end of the 90 day period for an additional 90 days. The repayment of the principal amount will be $.10 cents per gallon of fuel sold to the Company’s customers excluding pre-purchase gallons. An additional $.075 per gallon will be paid as interest. The agreement also provides that in each 30 day period the interest amount can be no less than $37,500.00. As of January 17, 2008 the Company had repaid approximately $100,000 and exercised its right to refinance the amount until March 31, 2008.  The company is still negotiating the final terms of this refinancing.

On December 20, 2007, the Company entered in to a second loan agreement with S&S NY Holdings, Inc for $500,000 to purchase #2 heating fuel.  The term of the agreement is thru March 31, 2008.  The repayment of principle is not due until the maturity date.  An additional $.075 per gallon will be paid as interest. The agreement also provides that in each 30 day period the interest amount can be no less than $37,500.00.

The Company must also bring current each of its SEC filings as part of a plan to raise additional capital. In addition to the filing of this Form 10-Q for the quarter ended September 30, 2006, the Company must also complete and file its Form 10-Q's for the quarters ended December 31, 2006 and March 31, 2007 and the Company’s Form 10-K for the year ended June 30, 2007 and the subsequent Form 10-Q for the quarter ended September 30, 2007.

There can be no assurance that the financing or the cost saving measures as identified above will be satisfactory in addressing the short-term liquidity needs of the Company. In the event that these plans can not be effectively realized, there can be no assurance that the Company will be able to continue as a going concern.

CONTRACTUAL OBLIGATIONS

The following schedule summarizes our contractual obligations as of September 30, 2006 in the periods indicated:

		Less Than			More then
Contractual Obligations	Total	1 Year	1-3 Years	3-5 years	5 years

Long term debt	$7,384,090	$1,338,859	$3,058,007	$149,928	$2,837,296
Capital lease obligation	877,787	$304,215	$496,445	77,127	-
Operating leases	566,955	242,638	$324,317
Unconditional purchase obligations	5,976,780	$5,976,780	$-	-	-
Other long term obligations	469,275	$469,275	-	-	-
Interest on LTD and capital leases	3,733,000	$604,000	774,000	368,000	1,987,000
Unconditional purchase obligations post September 30, 2006	3,299,000	$3,299,000
Total contractual obligations	$22,306,887	$12,234,767	$4,652,769	$595,055	$4,824,296

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly Report on Form 10-Q/A. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date.

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

b)
Changes in Disclosure Controls and Procedures. The Company identified a weakness during the preparation of the June 30, 2006 Form 10-K. The weakness related to the Company’s loss of its then Chief Financial Officer and the appointment of an Acting Chief Financial Officer.  During the preparation of the June 30, 2006 Form 10-K and during the quarter ended September 30, 2006, the Company retained independent consultants with experience in public company disclosure requirements to assist the Chief Executive Officer and the Chief Financial Officer in their respective duties during the review, preparation and disclosures required in SEC rules and regulations.  As of the filing of the original September 30, 2006 Form 10-Q on July 24, 2007, under the Acting Chief Financial Officer and as of the date of the filing of this Form 10-Q/A, under the new Chief Financial Officer appointed as of September 24, 2007, the Company continues to engage independent consultants with experience in public company disclosure requirements to assist such officers in their respective duties during the review, preparation and disclosures required in SEC rules and regulations.

PART II. OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

On December 8, 2006, the Company commenced an action in the Superior Court of California, for the County of Los Angeles against Summit Ventures, Inc. (“Summit”), Mark Roy Anderson (“Anderson”), the principal of Summit and four other companies controlled by Anderson, Camden Holdings, Inc., Summit Oil and Gas, Inc. d/b/a Nevada Summit Oil and Gas, Harvest Worldwide LLC and Harvest Worldwide, Inc. seeking to compel the return of 142,857 shares (the “Shares”) of the Company’s common stock issued to Summit.  The shares were issued to Summit in connection with a consulting agreement the Company had entered into with Summit in January 2005 (also See Note 5). The complaint also sought damages as a result of Summit’s and Anderson’s breach of contract, fraud, and misrepresentation with respect to the consulting agreement.  On June 28, 2007, Summit and Anderson interposed a cross-complaint against the Company, Greg Frost, the Company’s Chief Executive Officer and Chairman, Chris Westad, the Company’s President, Frank Nocito, Vice President of Business Development for the Company, Stephen Chalk, a Director of the Company and Timothy Harrington, the former Chief Executive Officer of the Company. The Company has recently settled the Anderson litigation (See Note 20).

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)
On July 5, 2006, the Company closed a Securities Purchase Agreement entered into on June 30, 2006 whereby it sold a $1,000,000 convertible term note to Laurus Master Fund, Ltd ("Laurus").  The Company pays interest on the note monthly in arrears commencing at a rate equal to the prime rate published in the Wall Street Journal plus 2%, calculated as of the last business day of the calendar month. Amortizing payments of the principal amount of the note shall be made by the Company commencing on June 30, 2007 and on the first business day of each succeeding month thereafter in the amount of $27,778 through the maturity date of the note on June 30, 2009. The note is convertible at the option of Laurus into shares of the Company's common stock, at an initial fixed conversion price of $6.50 per share. The conversion rate of the note is subject to certain adjustments and limitations as set forth in the note. In connection with Laurus' purchase of the note, the Company granted Laurus a warrant exercisable through June 30, 2011 to purchase 160,000 shares of the Company's common stock at a price of $5.57 per share, subject to the adjustments and limitations set forth in the warrant. These warrants were valued at $986,000, using the Black-Scholes model, applying an interest rate of 5.19%, volatility of 98.4%, dividends of $0 and a contractual term of five years.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In connection with a $1,000,000 convertible term note issued in July 2006, the Company agreed that within sixty days from the date of issuance of the note (September 3, 2006) and warrant that it would file a registration statement with the SEC covering the resale of the shares of the Company's stock issuable upon conversion of the note and the exercise of the warrant. This registration statement would also cover any additional shares of stock issuable as a result of any adjustment to the fixed conversion price of the note or the exercise price of the warrant.  As of June 30, 2007, the Company was not able to file a registration statement and the holder has not yet waived its rights under this agreement and the Company had not received a default notice from the lender on these matters. There are no stipulated liquidated damages outlined in the Registration Rights Agreement.

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

Able Energy, Inc.

By:	/s/ Gregory Frost
Gregory Frost
Chief Executive Officer

By:	/s/ Daniel L. Johnston
Daniel L. Johnston
Chief Financial Officer

January 29, 2008