Form 10-Q/A
period 2006-12-31
ABLE ENERGY INC
filed 2008-03-13
CIK 1065728

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
☐    Yes    ☒    No

As of March 6, 2008, 14,808,090 shares of common stock, $.001 Par value per share, of Able Energy, Inc. were issued and outstanding.

EXPLANATORY NOTE

Able Energy, Inc. ("the Company") is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2006 (the "Report"), which Report was previously filed on July 31, 2007, because the Company’s former independent registered public accounting firm, Marcum & Kliegman LLP, withdrew its review of the Report subsequent to their dismissal by the Company on August 13, 2007.  The financial statements listed under Part I Financial Information Item 1 have been reviewed in accordance with SAS #100 by Lazar Levine & Felix LLP, the Company’s new independent registered public accounting firm, who commenced its engagement on September 21, 2007.   In the Amendment, there were no major changes made to the body or disclosures in the Report as a result of Lazar Levine & Felix’s review, except for an amortization cost increases of $715,000 and $175,000 for the six and three month periods ended December 31, 2006, respectively, reflected throughout the financial statements and applicable note disclosures as a result of not obtaining the financing, Note 2 (Going Concern, Liquidity and Capital Resources and Management’s Plans) where the Company updated balances through the date of the filing and extension dates and compliance filings and Note 22 (Subsequent Events) to the financial statements regarding subsequent events that occurred since July 31, 2007, in which the Company discloses (i) changes in officers, (ii) additional loans under and refinancing of various loan and agreements of the Company (including financing agreements of All American Plazas, Inc. (now known as All American Properties, Inc.) (“AAP”) that were assumed by a subsidiary of the Company in the acquisition of assets of AAP which closed as of May 30, 2007), (iii) updates of litigation matters (including the commencement of arbitration proceedings by the Company and AAP against Manns Haggerskjold of North America, Ltd. to recover fees paid to Manns to obtain financing for the Company and AAP, the settlement of an action against Summit Ventures, Inc., a second subpoena issued to the Company by the SEC for the production of documents and a summons and complaint served on the Company and others which inter alia seeks class action status filed by the shareholders of CCI Group, Inc.), (iv) entry into a consulting agreement with a related party, (v) the dismissal of Marcum & Kliegman as the Company’s independent registered public accounting firm and the engagement of Lazar Levine & Felix as the Company’s new independent registered public accounting firm, (vi) the law suit the Company filed against Marcum & Kliegman for breach of contract, gross negligence and defamation and (vii) various other narrative changes throughout form 10-Q/A.

ABLE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q/A

December 31, 2006

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	JUNE 30,
	2006	2006
	(Unaudited)
	(Restated)
ASSETS	(Note 12)
Current Assets:
Cash	$1,265,998	$2,144,729
Accounts receivable, net of allowance for doubtful accounts of
$516,315 and $462,086, at December 31, 2006 and
June 30, 2006, respectively	3,352,811	3,414,894
Due from broker	509,198	-
Inventories	2,123,433	675,987
Notes receivable - current portion	228,047	400,579
Receivable from a related party	297,059	-
Prepaid expenses and other current assets	487,365	528,788

Total Current Assets	8,263,911	7,164,977

Property and equipment, net	4,742,692	4,414,051
Notes receivable - less current portion	725,000	725,000
Intangible assets, net	974,931	326,658
Deferred financing costs, net	281,172	150,264
Prepaid acquisition costs	225,000	225,000
Security deposits	79,918	84,918
Total Assets	$15,292,624	$13,090,868

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current Liabilities:
Line of credit	$999,804	$1,231,640
Notes payable, current portion	146,450	76,181
Capital leases payable, current portion	311,476	314,145
Convertible debentures and notes payable,
net of unamortized debt discounts
of $2,600,171 and $70,368 as of December 31, 2006
and June 30, 2006, respectively	532,326	62,132
Accounts payable and accrued expenses	3,505,081	2,298,937
Fuel derivative contracts	383,065	-
Customer payments	5,409,244	3,336,833
Unearned revenue	231,769	277,426

Total Current Liabilities	11,519,215	7,597,294

Notes payable, less current portion	3,447,687	3,176,175
Capital leases payable, less current portion	577,426	645,313

Total Long - Term Liabilities	4,025,113	3,821,488

Total Liabilities	15,544,328	11,418,782

COMMITMENTS AND CONTINGENCIES
Stockholders' (Deficiency) Equity:
Preferred stock; par value $.001, authorized 10,000,000 shares;
issued - none	-	-
Common stock; $.001 par value; 75,000,000 and 10,000,000 shares authorized;
at December 31, 2006 and June 30, 2006, respectively
3,141,423 and 3,128,923 shares issued and outstanding
at December 31, 2006 and June 30, 2006, respectively	3,141	3,129
Additional paid - in capital	17,991,054	14,812,723
Accumulated deficit	(14,856,233)	(11,038,961)
Accumulated other comprehensive loss	(383,065)	-
Notes and loans receivable - related parties	(3,006,601)	(2,104,805)

Total Stockholders' (Deficiency) Equity	(251,704)	1,672,086

Total Liabilities and Stockholders' (Deficiency) Equity	$15,292,624	$13,090,868

See accompanying notes to these condensed consolidated financial statements.

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
	(Note 12)	(Note 5)	(Note 12)	(Note 5)

Net Sales	$19,266,016	$22,455,462	$32,101,569	$35,588,527

Cost of Sales (exclusive of depreciation and amortization
shown separately below)	17,542,824	20,059,210	29,184,442	32,068,784

Gross Profit	1,723,192	2,396,252	2,917,127	3,519,743

Operating Expenses:
Selling, general and administrative	2,579,347	2,354,125	4,868,130	4,214,114
Depreciation and amortization	153,954	161,435	325,291	433,591

Total Operating Expenses	2,733,301	2,515,560	5,193,421	4,647,705

Loss from Operations	(1,010,109)	(119,308)	(2,276,294)	(1,127,962)

Other Income (Expense):
Interest and other income	156,282	28,910	305,104	57,121
Interest income - related parties	70,153	13,295	142,031	31,070
Interest expense	(211,276)	(197,987)	(388,029)	(350,378)
Interest expense - related parties	-		-	(35,333)
Note conversion expense	-	(125,000)	-	(125,000)
Amortization of deferred financing costs	(202,762)	(207,136)	(763,890)	(240,701)
Amortization of debt discounts on convertible
debentures and note payable	(274,285)	(1,207,004)	(470,194)	(1,485,537)
Registration rights penalty	(165,400)	-	(366,000)	-
Total Other Expenses, Net	(627,288)	(1,694,922)	(1,540,978)	(2,148,758)

Net Loss	$(1,637,397)	$(1,814,230)	$(3,817,272)	$(3,276,720)

Basic and diluted loss per common share	$(0.52)	$(0.71)	$(1.22)	$(1.30)
Weighted average number of common shares outstanding -
basic and diluted	3,141,423	2,570,065	3,137,577	2,511,823

See accompanying notes to these condensed consolidated financial statements.

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
For The Six Months Ended December 31, 2006
(Restated) (Unaudited) (Note 12)

							Notes and
						Accumulated	Loans	Total
	Common Stock					Other	Receivable -	Stockholders'
			Additional Paid	Accumulated		Comprehensive	Related	Equity	Comprehensive
	Shares	Amount	- in Capital	Deficit		Loss	Parties	(Deficiency)	Loss
Balance June 30, 2006	3,128,923	$3,129	$14,812,723	$(11,038,961)		$-	$(2,104,805)	$1,672,086	$-

Common stock issued in
connection with option exercise	12,500	12	54,488	-		-	-	54,500	-
Discounts on convertible
debentures and note payable	-	-	3,000,000	-		-	-	3,000,000	-
Amortization of deferred compensation	-	-	123,843	-		-	-	123,843	-
Notes receivable from related parties
for reimbursement of certain fees	-	-	-	-		-	(590,000)	(590,000)	-
Issuance of notes receivable
and related accrued interest
receivable upon advance to
stockholders	-	-	-	-		-	(311,796)	(311,796)	-
Net loss (Restated)	-	-	-	(3,817,272)	(a)	-	-	(3,817,272)	(3,817,272)
Comprehensive loss -
unrealized loss on fuel derivative contracts	-	-	-	-		(383,065)	-	(383,065)	(383,065)

Balance December 31, 3006	3,141,423	$3,141	$17,991,054	$(14,856,233)		$(383,065)	$(3,006,601)	$(251,704)	$(4,200,337)

Note:
(a) Net loss as originally reported				$(3,102,272)
Adjustment for restated amortization of deferred financing costs				(715,000)
Net loss (Restated)				$(3,817,272)

See accompanying notes to these condensed consolidated financial statements.

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	December 31,
	2006	2005
	(Restated)	(Restated)
	(Note 12)	(Note 5)
Cash flows from operating activities:

Net loss	$(3,817,272)	$(3,276,720)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	325,291	433,591
Provision for bad debts	54,226	195,141
Amortization of debt discounts on convertible debentures
and note payable	470,194	1,485,537
Amortization of deferred financing costs	763,890	240,701
Interest income on note receivable and loan - related parties	(121,798)	-
Stock - based compensation	123,843	2,423
Gain on sale of property and equipment	(12,593)	(5,000)
Note conversion expense	-	125,000
(Increase) decrease in operating assets:
Accounts receivable	(13,225)	(1,379,514)
Due from broker	(509,198)	-
Inventories	(1,419,446)	(1,450,913)
Receivables from a related party	(297,059)	-
Prepaid expenses and other current assets	41,423	(16,327)
Security deposits	5,000	(5,000)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,206,144	1,685,527
Customer payments	1,834,872	2,254,311
Unearned revenue	(45,657)	33,924
Net cash (used in) provided by operating activities	(1,411,365)	322,681

Cash flows from investing activities:
Purchases of property and equipment	(472,909)	(279,605)
Cash acquired in Purchase of Horsham Franchise, net of $128,000 cash paid	109,539	-
Advances to related parties	(1,494,998)	(1,897,500)
Intangible assets	-	(9,599)
Prepaid acquisition costs	-	(611,940)
Collection of notes receivable	(96,946)	27,825
Cash received on sale of property and equipment	13,886	14,599
Net cash used in investing activities	(1,941,428)	(2,756,220)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(231,836)	436,757
Repayment of notes payable	(3,835)	(35,087)
Repayment of capital leases payable	(164,969)	(141,708)
Proceeds from exercise of options	54,500	1,068,000
Deferred financing costs	(179,798)	(217,174)
Proceeds from sale of convertible debentures and note payable	3,000,000	2,500,000
Net cash provided by financing activities	2,474,062	3,610,788

Net (decrease) increase in cash	(878,731)	1,177,249
Cash - Beginning of Period	2,144,729	1,754,318
Cash - End of Period	$1,265,998	$2,931,567

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$372,348	$273,249

Supplemental non - cash investing and financing activity:
Purchase of Horsham franchise:
Assets acquired and liabilities assumed:
Cash	$237,539	$-
Inventories	28,000	-
Property and equipment	39,000	-
Intangible assets - Customer lists	697,175	-
Customer pre - purchase payments	(237,539)	-
Total purchase price	764,175	-
Less: Cash paid to purchase Horsham Franchise	(128,000)	-
Non-cash consideration due to seller	$636,175	$-
Non - cash consideration consisted of:
Note payable to seller	$345,615	$-
Off-set of note receivable, accrued interest receivable and other
receivable due from seller	290,560	-
	$636,175	$-

Common stock issued upon conversion of notes payable	$-	$500,000

Common stock issues upon conversion of convertible debt and accrued interest	$-	$1,223,414

Property and equipment acquired through the assumption of
capital lease obligations	$94,413	$215,329

See accompanying notes to these condensed consolidated financial statements.

ABLE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Able Energy, Inc. and Subsidiaries (the "Company") have been prepared in accordance with United States generally accepted accounting principles applicable for interim financial information. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. These condensed consolidated financial statements include the accounts of Able Energy, Inc. and its wholly-owned subsidiaries (Able Oil Company, Able Oil Melbourne, Inc., Able Energy New York, Inc., Able Energy Terminal LLC and Price Energy Franchising L.L.C.) and majority owned (70.6%) subsidiary (PriceEnergy.com, Inc.). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on April 12, 2007 for the year ended June 30, 2006.

Note 2 - Going Concern, Liquidity and Capital Resources and Managements Plans

The Company has incurred a net loss during the year ended June 30, 2006 of approximately $6,242,000.  Net cash used in operations during the year ended June 30, 2006 was approximately $1,712,000. During the six months ended December 31, 2006, the Company incurred a net loss of approximately $3.8 million and used cash in operating activities of approximately $1,411,000, had a working capital deficiency of approximately $3.3 million, and a stockholders’ deficiency of approximately $252,000.  These factors raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

As of January 31, 2008, the Company had a cash balance of approximately $2.5 million which included approximately $1.2 million of obligations for funds received in advance under a customer pre-purchase fuel program. The Company had available borrowings through its credit line facility of approximately $0.6 million at January 31, 2008. In order to meet its liquidity requirements, the Company is negotiating a second mortgage on its oil terminal located on Route 46 in Rockaway, New Jersey, through which the Company believes it may borrow additional funds.

The Company has been funding its operations through an asset-based line of credit (See Note 13), the issuance of convertible debentures and notes payable (See Note 16) and the proceeds from the exercise of options (See Note 17). During the six months ended December 31, 2006, the Company secured financings of approximately $3 million from the proceeds of convertible debentures and notes payable and approximately $55,000 in proceeds from option exercises. Of such amount approximately $1.9 million net was expended for advances to related parties, repayment of loans, purchase of investments and hedging transactions with the balance used for day-to-day operations of the Company (See Notes 10, 19 and 21).

On May 30, 2007, the Company completed a business combination with All American Plazas Inc. now known as All American Properties, Inc. (“All American”) (See Note 19). The Company is pursuing sales initiatives, cost savings and credit benefits as contemplated in the business combination including consolidation of business operations where management of the Company deems appropriate for the combined entity. In order to conserve its capital resources and to provide incentives for the Company’s employees and other service vendors, the Company expects to continue to issue, from time to time, common stock and stock options to compensate employees and non-employees for services rendered. The Company is focusing on expanding its distribution programs and new customer relationships to increase demand for its products. In addition, the Company is pursuing other lines of business, which include expansion of its current commercial business into other products and services such as bio-diesel, solar energy and other energy related home services. The Company is also evaluating, on a combined basis, all of its product lines for cost reductions, consolidation of facilities and efficiency improvements. There can be no assurance, however, that the Company will be successful in its efforts to enhance its liquidity.

During the six months ended December 31, 2006, the Company advanced monies and loans totaling approximately $1,015,000 to All American who was a stockholder in the Company previous to the business combination. In addition, the Company accrued interest income on those and other notes with All American in the amount of $60,610 and $121,798 for the three and six months ended December 31, 2006, respectively (See Note 19). As of December 31, 2006, a note receivable plus accrued interest in the amount of $1,842,000 was due January 15, 2008, which is in the process of being extended, and a note and accrued interest in the amount of $921,000 is due in July 2008.  The Company has granted to All American a series of extensions of the maturity of the note that was due on January 15, 2008. The business combination with All American was structured as an asset acquisition and the note obligations of All American to the Company were not assumed in connection with the business combination. Therefore, the notes receivable, as well as other amounts due from All American, survive the business combination and are recorded as contra - equity within these condensed consolidated financial statements. All American, the surviving entity, has notified the Company that its ability to repay its note and other obligations to the Company will be dependent upon it successfully securing financing from a third party.

The Company will require some combination of the sales, cost savings and credit benefits originally contemplated from the business combination and some combination of the collection of All American notes receivable, new financing, restructuring of existing financing, improved receivable collections and/or improved operating results in order to maintain adequate liquidity during the year ending June 30, 2008. The Company expects to establish and maintain compliance with the reporting requirements of the Securities and Exchange Act of 1934, as amended, which include the filing of this Form 10-Q/A for the quarter ended December 31, 2006, and the quarterly Report on Form 10-Q for the quarters ended March 31, 2007, September 30, 2007 and December 31, 2007, as well as Form 10-K for the year ended June 30, 2007.

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

The Company believes that these futures contracts for fuel oil have been effective during their term to offset changes in cash flow attributable to the hedged risk. The Company performs a prospective and retrospective assessment of the effectiveness of the futures contracts at least on a quarterly basis. All realized and unrealized gains or losses on the futures contracts at each reporting date are included in accumulated other comprehensive loss in the equity section of the condensed consolidated balance sheet and in comprehensive loss (See Note 10) until the related fuel purchases being hedged are sold, at which time such gains or losses are recorded in cost of goods sold in the condensed consolidated statements of operations. However, if the Company expects at any time that continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the futures contracts and the hedged transaction in one or more future periods, a loss is reclassified immediately into cost of goods sold for the amount that is not expected to be recovered. As a result of the Company’s effectiveness assessment at December 31, 2006, the Company believes that all open futures contracts will continue to be highly effective in achieving offsetting changes in future cash flows.

Income Taxes
The gross deferred tax asset balance as of December 31, 2006 and June 30, 2006 primarily related to the net operating loss tax carry forwards of the Company.  The gross deferred tax asset balance was offset by a full valuation allowance, since management does not believe the recoverability of the deferred tax assets during the future fiscal years is more likely than not to be realized.  As a result, no deferred tax income benefit was recognized in the condensed consolidated statements of operations for each of the periods presented.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations where disqualifying changes occur in the stock ownership of a company.  In the event the Company experiences a disqualifying change in ownership, utilization of the carry forwards could be restricted.

The Company includes its provision for state income taxes in selling, general and administrative expenses in the condensed consolidated statements of operations, as such amounts were determined to be immaterial to the Company’s financial results.

Note 4 - Recently Issued Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company applied these requirements to accounting changes made after the implementation date. The Company believes the restatement of its 2005 financial results, as discussed in Note 5 to the condensed consolidated financial statements, reflects the appropriate application of the guidance found in SFAS 154.

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. In July and August 2006, the Company entered into two private placement agreements for convertible debentures and a note payable, a registration rights agreement and issued warrants in connection with the private placement. Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for uncapped liquidated damages, the Company determined that the registration rights are a derivative liability (See Note 16). The Company has measured this liability in accordance with SFAS No. 5.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”, which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly, regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No.157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in United States generally accepted accounting principles and expands disclosures about fair value measurements. Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption of SFAS 157 is encouraged. The Company is currently evaluating the impact of SFAS 157 and the Company will adopt SFAS 157 in the fiscal year beginning July 1, 2008.

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

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Pension and Other Postretirement Plans-an amendment of FASB No.’s 87, 88, 106 and 132(R).”  SFAS 158 requires an employer and sponsors of one or more single employer defined plans to recognize the funded status of a benefit plan; recognize as a component of other comprehensive income, net of tax, the gain or losses and prior service costs or credits that may arise during the period; measure defined benefit plan assets and obligations as of the employer’s fiscal year; and enhance footnote disclosure.  For fiscal years ending after December 15, 2006, employers with equity securities that trade on a public market are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the enhanced footnote disclosures.  For fiscal years ending after December 15, 2008, employers are required to measure plan assets and benefit obligations.  Management of the Company is currently evaluating the impact of adopting this pronouncement on the consolidated financial statements.

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

In December 2007, the FASB issued SFAS no. 160. “Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB no. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company is in the process of evaluating the effect that the adoption of SFAS 160 will have on its consolidated results of operations, financial position and cash flows.

In December 2007, the FASB issued No. 141 (revised 2007), “Business Combinations” (SFAS 141R).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.   The Company is currently evaluating the potential impact of adoption of SFAS 141R on its consolidated financial statements.

Note 5 - Restatement of Financial Data as of December 31, 2005 and for the Three and Six Months then Ended

The financial data as of December 31, 2005 and for the three and six months periods ended December 31, 2005, as presented in the condensed consolidated financial statements, have been restated and corrected for errors relating to (1) the amortization of a customer list; (2) the deferral of revenue recognition associated with certain twelve month service contracts; (3) the improper accrual of audit fees; (4) the issuance and cancellation of common stock in regard to non-performance by a consultant under its consulting agreement with the Company; (5) the timing of the recording of directors' fees; (6) the timing of the recording of bad debt expense, and (7) the deferral of previously recorded revenue.

Customer List Amortization
The Company was amortizing customer lists aggregating approximately $611,000 (which were purchased in various acquisitions) over estimated useful lives of 10-15 years until July 2001, when the net book value was $422,728, at which time the Company stopped amortizing the same. The Company has reassessed its position and has determined that the customer lists should have continued to be amortized, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", which states that intangible assets must be amortized over their estimated useful life unless that useful life is determined to be indefinite. Accordingly, the Company has recognized additional amortization expense of $10,513 and $21,026 for the three and six month periods ended December 31, 2005, respectively.

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

Audit Fee Accrual
Previously, the Company recorded an accrual for audit fees that it estimated would be incurred subsequent to the date of the consolidated financial statements as of June 30, 2005. The Company subsequently determined that the accrual for the audit services which had not yet been performed was improper. The $31,337 of audit fees that were reversed as of June 30, 2005, were recorded during the six months ended December 31, 2005.

Cancellation of Stock Due to Non Performance by Consultant
During March 2005, the Company issued common stock to a consultant pursuant to the terms of a consulting agreement. Subsequently, the Company determined that the consultant did not perform in accordance with the consulting agreement and the Company has filed suit demanding that the shares be returned. The Company's position is that the share issuance has been cancelled ab initio, as if the shares were never issued. Accordingly, selling, general and administrative expense was decreased by $22,727 and $12,987 for the three and six month periods ended December 31, 2005, respectively. Previously, the 142,857 shares issued to the consultant were treated as cancelled as of October 1, 2005 (See note 18 and 22).

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

The adjustments reflected in the restated financial data as of December 31, 2005 and for the three and six months ended December 31, 2005, as presented in the condensed consolidated financial statements, also correct the condensed consolidated balance sheet as of December 31, 2005, which is not presented in these condensed consolidated financial statements.

Cumulative Effect of the Adjustments Described Above on Accumulated Deficit
The cumulative effect of the adjustments described above increased the accumulated deficit as of June 30, 2005 in the amount of $371,978.

Reclassification of Related Party Receivables
Related party receivables in the amount of $1,897,500 were reclassified from assets to notes and loans receivable–related parties, a contra-equity account.

Impact
The following summarizes the effect of the adjustments discussed above on the previously reported condensed consolidated balance sheet as of December 31, 2005 and statements of operations for the three and six months ended December 31, 2005:

December 31, 2005

Total assets as previously reported	$19,027,838
Adjustments	(2,138,186)
Restated total assets	$16,889,652

Total liabilities as previously reported	$14,864,854
Adjustments	165,451
Restated total liabilities	$15,030,305

Total stockholders' equity
as previously reported	$4,162,984
Adjustments	(2,303,637)
Restated total stockholders' equity	$1,859,347

	For the Three Months Ended December 31, 2005	For the Six Months Ended December 31, 2005

Total revenues as previously reported	$22,340,176	$35,471,589
Adjustments	115,286	116,938
Restated total revenues	$22,455,462	$35,588,527

Gross profit as previously reported	$2,026,410	$2,949,579
Adjustments	369,842	570,164.0
Restated gross profit	$2,396,252	$3,519,743

Operating expenses as previously reported	$2,421,298	$4,284,061
Adjustments	94,262	363,644
Restated operating expemses	$2,515,560	$4,647,705

Other income (expemse) as previously reported	$(1,505,619)	$(1,908,057)
Adjustments	189,303	240,701
Restated other income (expemse)	$(1,694,922)	$(2,148,758)

Net loss as previously reported	$(1,900,507)	$(3,242,539)
Adjustments	86,277	(34,181)
Restated net loss	$(1,814,230)	$(3,276,720)

Basic and diluted loss per share:
As previously reported	$(0.74)	$(1.25)
Adjustments	0.03	(0.05)
As restated	$(0.71)	$(1.30)

Basic and diluted average number of
common shares outstanding:
As previously reported	2,579,754	2,584,826
Adjustments	(9,689)	(73,003)
As restated	2,570,065	2,511,823

Note 6 – Net Loss per Share

Basic net loss per common share is computed based on the weighted average number of shares outstanding during the periods presented. Common stock equivalents, consisting of stock options, warrants, and convertible debentures and notes as further discussed in the notes to the condensed consolidated financial statements, were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

The total common shares issuable upon the exercise of stock options and warrants, and conversion of convertible debentures and notes, along with related accrued interest, was 6,760,826 and 5,707,782 for the six months ended December 31, 2006 and 2005, respectively.

Note 7 - Inventories

Inventories consisted of the following:

	December 31, 2006	June 30, 2006
		(Audited)
#2 heating oil	$1,777,553	$335,485
Diesel fuel	44,419	42,567
Kerosene	43,290	9,125
Propane	24,757	33,444
Parts, supplies and equipment	233,414	255,366
Total	$2,123,433	$675,987

Note 8 - Notes Receivable

On March 1, 2004, the Company entered into two notes receivable totaling $1.4 million related to the sale of its subsidiary, Able Propane LLC. The notes are secured by substantially all the assets of Able Propane LLC. One note for $500,000 bears interest at a rate of 6% per annum and the other note for $900,000 is non-interest bearing. Principal payments on the $900,000 are payable in four annual installments which began on the first anniversary of the note. Principal payment on the $500,000 note was due on March 1, 2008 and has been paid. Interest on such note is being paid in quarterly installments through the maturity date. The balance outstanding of these two notes as of December 31, 2006 was $950,000.

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

The Company has a note receivable related to the sale of oil delivery trucks to an independent driver. This independent driver also delivers oil for the Company. The note bears interest at the rate of 12% per annum. This note was issued in February 1999 and is payable in eight monthly installments each year during the period from September through April 2007, the oil delivery season. The balance on this note at December 31, 2006 was $3,047

Maturities of the notes receivable at December 31, 2006 are as follows:

For the Year	Principal
Ending December 31,	Amount

2007	$228,047
2008	725,000
Total	$953,047

Note 9 - Intangible Assets

Intangible assets were comprised of the following:

	December 31, 2006	June 30, 2006
		(Audited)
Customer lists	$1,308,025	$610,850
Website development costs	2,394,337	2,394,337
	$3,702,362	$3,005,187
Less: Accumulated amortization	(2,727,431)	(2,678,529)
Intangible assets, net	$974,931	$326,658

The estimated future amortization of customer lists and website development costs as of December 31, 2006 is as follows:

For the Years Ending December 31,	Total	Customer Lists	Website development costs
2007	$136,277	$88,272	$48,005
2008	126,236	88,272	37,964
2009	87,988	86,943	1,045
2010	84,287	84,287	-
2011	77,942	77,942	-
Thereafter	462,201	462,201	-

	$974,931	$887,917	$87,014

Information related to intangible assets for the six months ended December 31, 2006:

Opening balance - June 30, 2006	$326,658
Amounts capitalized	697,175
Amortization for the period	(48,902)
Closing balance - December 31, 2006	$974,931

The $697,175 of amounts capitalized during the six months ended December 31, 2006 represents customer lists acquired in the purchase of the Horsham Franchise (See Note 21). The amount is being amortized over a 15 year period which represents management’s best, current estimate of the life of the asset, based on long standing, and established industry practice.  Under the guidelines found in SFAS No. 144,  "Accounting for the Impairment  or Disposal of  Long-Lived  Assets,"  intangible  assets with finite lives are  tested for  impairment  whenever  events or changes in circumstances indicate that the carrying amount may not be recoverable. Management will periodically review and test the value of this asset in accordance with the guidance provided by SFAS No. 144.

Amortization expense for intangible assets was $26,388 and $11,550 for the three months ended December 31, 2006 and 2005, respectively, and $48,902 and $132,089 for the six months ended December 31, 2006 and 2005, respectively.

At December 31, 2006, the weighted average remaining life of the intangible assets is 11.75 years and has no residual value.

Note 10 – Derivative Instruments

During the period from July 28, 2006 to August 15, 2006, the Company entered into futures contracts for #2 heating oil (“fuel derivative contracts”) to hedge a portion of its forecasted heating season requirements. The Company purchased 40 contracts with a series of maturities between October 2006 and April 2007. The contracts total 1,680,000 gallons of #2 heating oil at an average call price of $2.20 per gallon. In accordance with the guidance found in SFAS No. 133 and SFAS No. 149, the Company is accounting for the contracts as a cash flow hedge.  Through December 31, 2006, the Company has deposited a total of $1,033,934 in margin requirements with the broker. The Company has a realized loss on 24 of the 40 contracts in the amount of $525,660. The balance of $509,198 on deposit with the broker at December 31, 2006 is included in due from broker. The realized loss of  $525,660 is recorded in cost of goods sold in these condensed consolidated financial statements, of which, $210,213 relates to contracts for which fuel had not been delivered as of December 31, 2006; however this amount  is included in cost of goods sold since such loss is not expected to be recovered in the applicable future period. The estimated fair value of open futures contracts as of December 31, 2006 resulted in an unrealized loss of $383,065 which is recorded as fuel derivative contracts with a corresponding amount recorded in accumulated other comprehensive loss in these condensed consolidated financial statements (See Note 17). During the period subsequent to December 31, 2006, the Company continued to experience losses on the remaining 16 contracts.

Note 11 - Property and Equipment

Property and equipment was comprised of the following:

	December 31, 2006	June 30, 2006
		(Audited)
Land	$479,346	$479,346
Buildings	1,662,955	1,656,106
Bulding improvements	539,414	251,401
Trucks	3,929,718	3,826,414
Machinery and equipment	1,028,769	1,028,769
Office furniture, fixtures
and equipment	224,778	219,778
Fuel tanks	923,260	872,096
Cylinders - propane	459,177	385,450
	$9,247,417	$8,719,360
Less: accumulated depreciation	(4,504,725)	(4,305,309)

Property and equipment, net	$4,742,692	$4,414,051

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

Note 12 – Deferred Financing Costs and Debt Discounts

The Company incurred deferred financing costs in conjunction with the sale of convertible debentures on July 12, 2005 and August 8, 2006 (See Note 16), notes payable on May 13, 2005 (See Note 14), and a line of credit on May 13, 2005 (See Note 13) and a convertible note payable on July 5, 2006 (See Note 16). These costs were capitalized to deferred financing costs and are being amortized over the term of the related debt. Amortization of deferred financing costs was $202,762 and $207,136 for the three months ended December 31, 2006 and 2005, respectively. Amortization of deferred financing costs was $763,890 and $240,701 for the six months ended December 31, 2006 and 2005, respectively.  These amounts include $175,000 and $715,000 for the three and six month periods ended December 31, 2006, respectively, that were reclassed/restated to amortization of deferred financing costs, originally presented as part of contra equity, since the financing did not occur.  This reclass/restatement in the amount of $715,000 reduced assets from $16,007,624 to $15,292,624, stockholders’ equity from $463,296 to $(251,704) and increased amortization of deferred financing costs from $48,890 to $763,890 and net loss from $(3,102,272) to $(3,817,272) in the six month period ended December 31, 2006.

In accordance with EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", the Convertible Debentures issued on July 12, 2005 and August 8, 2006, as well as a convertible note issued July 5, 2006 were considered to have a beneficial conversion premium feature. The Company recorded debt discounts of $5,500,000 related to the beneficial conversion features and warrants issued in connection with the financings. The Company amortized $274,285 and $1,207,004 of the debt discount during the three months ended December 31, 2006 and 2005, respectively. The Company amortized $470,194 and $1,485,537 of the debt discounts during the six months ended December 31, 2006 and 2005, respectively.

Note 13 - Line Of Credit

On May 13, 2005, the Company entered into a $1,750,000 line-of-credit agreement with Entrepreneur Growth Capital, LLC (“EGC”). The loan is secured by accounts receivable, inventory and certain other assets as defined in the agreement. The line carries interest at Citibank's prime rate, plus 4% per annum (11.25% at December 31, 2006) not to exceed 24% with a minimum interest of $11,000 per month. The line also requires an annual facility fee of 2% of the total available facility limit and monthly collateral management fees equal to .025%. The outstanding balance fluctuates over time. The balance due as of December 31, 2006 was $999,804 and approximately $750,000 was available under this credit line.

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

On August 27, 1999, the Company entered into a note related to the purchase of equipment and facilities from B & B Fuels, Inc. The total principal of the note originally was $145,000. The note is payable in the monthly amount of principal and interest of $1,721 with an interest rate of 7.5% per year through August 27, 2009. The note is secured by a mortgage granted by Able Energy New York, Inc. on properties at 2 and 4 Green Terrace and 4 Horicon Avenue, Town of Warrensburg, Warren County, New York. The balance due on this note at December 31, 2006 was approximately $50,000.

On December 7, 2006, the Company entered into a note with Ford Motor Credit for the purchase of a Ford pick-up truck. The total principal of the note is $33,636. The note is payable in the monthly amount of principal and interest of $757 through December 31, 2010 with an annual interest rate of 3.9%.

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

Convertible Note Payable - Laurus
On July 5, 2006, the Company closed a Securities Purchase Agreement entered into on June 30, 2006 whereby it sold a $1,000,000 convertible term note to the Laurus Master Trust Fund, Ltd. (“Laurus”). The Company paid fees of $49,000 to Laurus and received net proceeds of $951,000. The Company incurred escrow fees of $1,500. Thereafter, the Company loaned $849,500 of the Laurus proceeds to All American and in exchange for a note receivable in the amount of $905,000, which included reimbursement of $50,500 of transaction fees.  All American loaned the net proceeds received from Able to CCI Group, Inc (“CCIG”, a 70% owned subsidiary of All  American) who utilized such funds toward the development and operation of a project operated by CCIG’s subsidiary Beach Properties Barbuda Limited (“BPBL”).

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

The Company agreed that within sixty days from the date of issuance of the note (September 3, 2006) and warrant that it would file a registration statement with the SEC covering the resale of the shares of the Company's stock issuable upon conversion of the note and the exercise of the warrant. This registration statement would also cover any additional shares of stock issuable to Laurus as a result of any adjustment to the fixed conversion price of the note or the exercise price of the warrant.  As of the date of this Report, the Company was not able to file a registration statement, and Laurus has not yet waived its rights under this agreement. As a result of its failure to comply with the registration rights provision, the Company has included all the amounts due for the convertible term note as a current liability in the condensed consolidated balance sheet as of December 31, 2006. There are no stipulated liquidated damages outlined in the Registration Rights Agreement. Under the Agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages, and will be entitled to specific performance of its rights under this agreement.  Mr. Frank Nocito, an officer and a stockholder and Mr. Stephen Chalk, a director, have each provided a personal guarantee, of up to $425,000 each, in connection with this financing.

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

On May 30, 2007, upon consummation by the Company of the business combination transaction with All American (See Note 19), the Company may redeem the convertible debentures at a price of 120% of the face amount, plus any accrued but unpaid interest and any unpaid liquidated damages or under certain conditions, the Company may redeem the amount at 120% of the face amount in cash, or redeem through the issuance of shares of common stock at the lower of the existing conversion price or 90% of the volume weighted average price, as stipulated in the agreement.

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

The Company had agreed to file a registration statement within forty-five days or September 22, 2006, covering the resale of the shares of common stock underlying the convertible debentures and warrants issued to the investors, and by October 15, 2006, to have such registration statement declared effective. The registration rights agreement with the investors provides for partial liquidated damages in the case that these registration requirements are not met. From the date of violation, the Company is obligated to pay liquidated damages of 2% per month of the outstanding amount of the convertible debentures, up to a total obligation of 24% of such obligation. The Company has not yet filed a registration statement regarding these securities. As a result of its failure to comply with the registration rights provision, the Company has included all amounts due on the convertible debentures as a current liability in the condensed consolidated balance sheet as of December 31, 2006. Also, as of December 31, 2006, the Company has estimated the fair value of the liquidated damages obligation including interest of approximately $366,000. The expense is included as registration rights penalty on the condensed consolidated statement of operations and the corresponding liability in accounts payable and accrued expenses on the condensed consolidated balance sheet. The Company is obligated to continue to pay 18% interest per annum on any damage amount not paid in full within 7 (seven) days. As of the date of this Report, the Company was not able to file a registration statement and the holder has not yet waived its rights under this agreement, and the Company had not received a default notice from the lender on these matters. EITF 05-04 view (C) allows the Company to account for the value of the warrants as equity and separately record the fair value of the registration right as a derivative liability. Until these liquidated damages are cured, the incurred liquidated damages and an estimate of future amount will be accounted for as a derivative liability by the Company under view (C).

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

The Company incurred $106,006 and $123,843 of stock–based compensation expenses for the three and six months ended December 31, 2006, respectively, from amortization of deferred compensation expenses related to the previous issuance of stock options.

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

Voluntary NASDAQ Delisting
On October 4, 2006, the Company announced its intention to voluntarily delist the Company's common stock from the NASDAQ Capital Market, effective as of the start of trading on October 13, 2006. The Company's common stock is currently quoted on the Pink Sheets. The management of the Company has indicated that the Company will apply for listing on the OTC Bulletin Board as soon as practicable following the filing this December 31, 2006 Report on Form 10-Q/A as well as Form 10-Q’s for the periods ended March 31, 2007, September 30, 2007 and December 31, 2007, as well as Form 10-K for the year ended June 30, 2007.

Note 18 - Commitments and Contingencies

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

A lawsuit (known as Hicks vs. Able Energy, Inc.) was filed against the Company by residents who allegedly suffered property damages as a result of the March 14, 2003 explosion and fire. The Company's insurance carrier is defending the Company as it related to compensatory damages. The Company has retained separate legal counsel to defend the Company against the punitive damage claim. On June 13, 2005, the Court granted a motion certifying a plaintiff class action which is defined as "All Persons and Entities that on and after March 14, 2003, residing within a 1,000 yard radius of Able Oil Company's fuel depot facility and were damaged as a result of the March 14, 2003 explosion". As of the date of this Report, this lawsuit is still in the discovery phase. The class certification is limited to economic loss and specifically excludes claims for personal injury from the Class Certification. The Company believes that the Class Claims for compensatory damages is within the available limits of its insurance. On September 13, 2006, the plaintiffs counsel made a settlement demand of $10,000,000, which the Company believes to be excessive and the methodology upon which is fundamentally flawed. The Company intends to vigorously defend the claim.

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

The Company has been involved in non-material lawsuits in the normal course of business. These matters are handled by the Company's insurance carrier. The Company believes that the outcome of the above mentioned legal matters will not have a material effect on the Company's condensed consolidated financial statements.

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

The Company's initial contribution to USA will be: (i) the costs of construction of each of the plants (estimated to be $1.5 million each) and related equipment necessary for operating the plants, all of which, after construction of the plants shall be owned by the Company; (ii) initial capital by means of a loan to USA for funding the operations of USA; (iii) the facilities at which the plants are to be constructed; and (iv) office facilities and access to office technology for the Company. BEA's initial contribution to USA will be: (i) the license design, engineering plans and technology and related costs and expenses necessary to construct and operate the plants at the facilities; (ii) access to equipment supplier purchase agreements for equipment for the plants; (iii) access to soy oil, methanol and other material purchasing agreements; (iv) for each plant constructed, six months of training consisting of three months during the construction of each of the plants and three months during initial full production; and (v) exclusive territorial rights to the manufacturing process to be used at the plants. There were no costs incurred by the Company through the date of this Report, and the Company has been advised that BEA is no longer in business.

Other Contingencies
Related to its 1999 purchase of the property on Route 46 in Rockaway, New Jersey, the Company settled a lawsuit with a former tenant of the property and received a lump sum settlement of $397,500. This sum was placed in an attorney's escrow account for payment of all environmental remediation costs. Through December 31, 2006, the Company has been reimbursed for approximately $290,000 of costs and another approximately $87,000 are un-reimbursed and are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at December 31, 2006 and must be presented to the attorney for reimbursement. The environmental remediation is still in progress on this property. The majority of the free standing product has been extracted from the underground water table. The remainder of the remediation will be completed over the course of the next eight to ten years using natural attenuation and possible bacterial injection, and based upon the information available to the Company as of the date of this Report, in the opinion of the Company's management, the amount remaining available in the trust is sufficient to fund the remaining remediation.

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

On December 8, 2006, the Company commenced an action in the Superior Court of California, for the County of Los Angeles against Summit Ventures, Inc. (“Summit”), Mark Roy Anderson (“Anderson”), the principal of Summit and four other companies controlled by Anderson, Camden Holdings, Inc., Summit Oil and Gas, Inc. d/b/a Nevada Summit Oil and Gas, Harvest Worldwide LLC and Harvest Worldwide, Inc. seeking to compel the return of 142,857 shares (the “Shares”) of the Company’s common stock issued to Summit.  The shares were issued to Summit in connection with a consulting agreement the Company had entered into with Summit in January 2005 (also See Note 5). The complaint also sought damages as a result of Summit’s and Anderson’s breach of contract, fraud, and misrepresentation with respect to the consulting agreement.  On June 28, 2007, Summit and Anderson interposed a cross-complaint against the Company, Greg Frost, the Company’s Chief Executive Officer and Chairman, Chris Westad, the Company’s President, Frank Nocito, Vice President of Business Development for the Company, Stephen Chalk, a Director of the Company and Timothy Harrington, the former Chief Executive Officer of the Company. The Company has recently settled the Anderson Litigation (see Note 22).

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

Please see Note 21 for the unaudited proforma income statement representing consolidated results of operations for the Company had the acquisition of All American occurred at the beginning of the earliest period presented.

All American Financing
On June 1, 2005, All American completed a financing that may impact the Company. Pursuant to the terms of the Securities Purchase Agreement (the "Agreement") among All American and certain purchasers ("Purchasers"), the Purchasers loaned All American an aggregate of $5,000,000, evidenced by Secured Debentures dated June 1, 2005 (the "Debentures"). The Debentures were due and payable on June 1, 2007, subject to the occurrence of an event of default, with interest payable at the rate per annum equal to LIBOR for the applicable interest period, plus 4% payable on a quarterly basis on April 1st, July 1st, October 1st and January 1st, beginning on the first such date after the date of issuance of the Debentures. As of the date of this Report, the Company's Board has not approved the transfer of the debt that would also require the transfer of additional assets from All American as consideration for the Company to assume the debt. Should the Company’s Board approve the transfer of the debt, the Debentures will be convertible into shares of the Company's common stock at a conversion rate of the lesser of (i) the purchase price paid by the Company for each share of All American common stock in the acquisition, or (ii) $3.00, subject to further adjustment as set forth in the agreement.

The loan is secured by real estate property owned by All American in Pennsylvania and New Hampshire. Pursuant to the Agreement, these Debentures are in default, as All American did not complete the merger with the Company prior to the expiration of the 12-month anniversary of the Agreement. Pursuant to the Additional Investment Right (the "AIR Agreement") among All American and the Purchasers, the Purchasers may loan All American up to an additional $5,000,000 of secured convertible debentures on the same terms and conditions as the initial $5,000,000 loan, except that the conversion price will be $4.00 if the Company’s Board approves the transfer of debt, upon such assumption, the Company will assume the obligations of All American under the Agreement, the Debentures and the AIR Agreement through the execution of a Securities Assumption, Amendment and Issuance Agreement, Registration Rights Agreement, Common Stock Purchase Warrant Agreement and Variable Rate Secured Convertible Debenture Agreement, each between the Purchasers and the Company (the "Able Energy Transaction Documents"). Such documents provide that All American shall cause the real estate collateral to continue to secure the loan, until the earlier of full repayment of the loan upon expiration of the Debentures or conversion by the Purchasers of the Debentures into shares of the Company's common stock at a conversion rate of the lesser of (i) the purchase price paid by the Company for each share of All American common stock in the acquisition, or (ii) $3.00 (the "Conversion Price"), subject to further adjustment as set forth in the Able Energy Transaction Documents. However, the Conversion Price with respect to the AIR Agreement shall be $4.00. In addition, the Purchasers shall have the right to receive five-year warrants to purchase 2,500,000 of the Company's common stock at an exercise price of $3.75 per share.

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

Notes and Loans to All American
The Company loaned All American $1,730,000 as evidenced by a promissory note dated July 27, 2005. As of December 31, 2006, this note is still outstanding with a maturity date of August 15, 2007. Interest income related to this note for the three and six months ended December 31, 2006 was $41,452 and $82,850, respectively, and accrued interest receivable as of that date is $153,425. The note and accrued interest receivable in the amount of $1,883,425 have been classified as contra-equity on the Company’s condensed consolidated balance sheet as of December 31, 2006.

On May 19, 2006, the Company entered into a letter of interest agreement with Manns Haggerskjold of North America, Ltd. ("Manns"), for a bridge loan to the Company in the amount of $35,000,000 and a possible loan in the amount of $1.5 million based upon the business combination with All American ("Manns Agreement"). The terms of the letter of interest provided for the payment of a commitment fee of $750,000, which was non-refundable to cover the due-diligence cost incurred by Manns. On June 23, 2006, the Company advanced to Manns $125,000 toward the Manns Agreement due diligence fee. During the period from July 7, 2006 through November 17, 2006, the Company advanced an additional $590,000 toward the Manns Agreement due diligence fee. The amount outstanding relating to these advances as of December 31, 2006 was $715,000.  As a result of not obtaining the financing (see below), $175,000 and $715,000 was expensed to amortization of deferred financing costs for the three and six month periods ended December 31, 2006, respectively.

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

On July 5, 2006, the Company loaned $905,000 of the Laurus proceeds to All American (See Note 16).  Interest income on the note for the three months and six months ended December 31, 2006 was $24,284 and $47,600,  respectively.  The note and accrued interest of $938,881 have been classified as contra-equity on the Company's condensed consolidated balance sheet as of December 31, 2006.

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

Note Receivable–Related Party
In connection with two loans entered into by the Company in May 2005, fees in the amount of $167,500 were paid to Unison Capital Corporation ("Unison"), a company controlled by Mr. Nocito, an officer of the Company. This individual also has a related-party interest in All American. Subsequent to the payments being made and based on discussions with Unison, it was determined the $167,500 was to be reimbursed to the Company over a twelve month period beginning in October 2005. As of December 31, 2006, no payments have been made and this note is still outstanding. The maturity date of the note has been extended to August 15, 2007 and has been personally guaranteed by Mr. Nocito. Interest income related to this note for the three and six months ended December 31, 2006 was $2,533 and $5,066, respectively, and accrued interest receivable as of that date is $16,796. The note and accrued interest in the amount of $184,296 have been classified as contra-equity in the accompanying condensed consolidated balance sheet as of December 31, 2006.

Note Payable Related Party
On February 22, 2005, the Company borrowed $500,000 from Able Income Fund, LLC ("Able Income"), which is partially-owned by the Company's former CEO, Timothy Harrington. The note from Able Income bore interest at the rate of 14% per annum payable interest only in the amount of $5,833 per month with the principal balance and any accrued unpaid interest due and payable on May 22, 2005. The note was secured by a mortgage on property located in Warrensburg Industrial Park, Warrensburg, New York, owned by Able

Energy New York, Inc. Able Income agreed to surrender the note representing this loan on October 14, 2005 in exchange for 57,604 shares of Able common stock (based on a conversion price equal to 80% of the average closing price of our common stock during the period October 3, 2005 to October 14, 2005).  Interest expense related to the note payable paid to Able Income during the three and six months ended December 31, 2005 was zero and $17,500, respectively.

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

Change in Officers Status
On September 28, 2006, Gregory Frost,  gave notice to the Board of Directors that he was taking an indefinite leave of absence as Chief Executive Officer of the Company and resigned as Chairman of the Board.  Mr. Christopher P. Westad, the acting Chief Financial Officer of the Company, was designated by the Board to serve as acting Chief Executive Officer. In connection with Mr. Westad's service as acting Chief Executive Officer, Mr. Westad stepped down, temporarily, as acting Chief Financial Officer. The Board designated Jeffrey S. Feld, the Company's Controller, as the acting Chief Financial Officer. Mr. Feld has been with the Company since September 1999. Mr. Frost resumed his duties as Chief Executive Officer effective May 24, 2007.  Mr. Westad remains the President of the Company and Mr. Feld is continuing in his role as acting Chief Financial Officer. The Company had further management changes on September 24, 2007 (See Note 22).

Note 20 - Product Information

The Company sells several types of products and provides services. The following are revenues by product groups and services for the three and six months ended December 31, 2006 and 2005:

	Three Months Ended		Six Months Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

# 2 heating oil	$13,744,041	$15,419,974	$19,851,312	$21,230,872

Gasoline, diesel fuel,
kerosene, propane and lubricants	4,683,600	6,025,663	10,795,320	12,632,114

Equipment
sales, sevices and installation	838,375	1,009,825	1,454,937	1,725,541
Net Sales	$19,266,016	$22,455,462	$32,101,569	$35,588,527

Note 21 – Purchase of Horsham Franchise

On December 13, 2006, the Company purchased certain of the assets and assumed certain liabilities of its Horsham franchise from Able Oil Montgomery, Inc., a non-related party, for $764,175. Able Oil Montgomery is a full service retail fuel oil and service company located in Horsham, Pennsylvania, which until this acquisition, was a franchise operation of the Company and an entity to whom the Company sold #2 heating oil.

The purchase price allocation, as shown below, has not been finalized and represents management’s preliminary estimate:

Description	Amount

HVAC parts and tools	$28,000
Furniture and fixtures	5,000
Vehicles	34,000
Customer list - fuel distribution	500,000
Customer list - HVAC business	197,175

Total	$764,175

The purchase price was paid as follows:

Down payment	$128,000
Note to seller	345,615
Note payable to seller	269,480
Accounts receiveable from seller	21,080

Total	$764,175

The impact due to the purchase of the Horsham Franchise on the results of operations of the Company is immaterial, therefore no supplemental pro forma information is included in the footnotes to these condensed consolidated financial statements.

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

In addition, Able entered into a consulting agreement with Drew Schmidt, the owner of Able Oil Montgomery Inc., to assist Able with the transition and on-going development of the Horsham business. The term of this agreement was from December 13, 2006 to April 14, 2007 at a rate of $6,000 per month.

The following unaudited proforma income statement represents consolidated results of operations of the Company had the acquisition of All American Plazas and Able Oil Montgomery Inc. occurred at the beginning of the earliest period presented:

	Three months ended:		Six months ended:
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Net Revenue	$63,886,016	$70,634,462	$131,505,451	$126,324,582
Net loss	$(3,209,995)	$(2,375,828)	$(3,714,468)	$(3,173,916)
Basic and Diluted Earnings (loss) per Share	$(0.22)	$(0.17)	$(0.25)	$(0.22)

The above proforma information does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or the results which may occur in the future.

Note 22 - Subsequent Events

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

On July 18, 2007, August 3, 2007, November 9, 2007, December 28, 2007, January 18, 2008, February 4, 2008 and February 14, 2008, the Company, in accordance with its agreement with Credit Cash, refinanced the loan in the amounts of $250,000, $300,000, $1,100,000, $250,000, $500,000, $250,000 and $500,000, respectively. The outstanding Credit Cash loan as of March 6, 2008 was $699,000.

Prior to the business combination between the Company and All American (now known as All American Properties, Inc.), All American entered into a loan agreement with Credit Cash, which was an advance against credit card receivables at the truck stop plazas then operated by All American.  As a result of the business combination this obligation was assumed by the Company’s wholly-owned subsidiary, All American Plazas, Inc. (“Plazas”) as it became the operator of the truck stop plazas. Credit Cash, while acknowledging the business combination, has continued to obligate both Properties and Plazas in their loan documents as obligors of the loan. Accordingly, on July 16, 2007, Credit Cash agreed to extend further credit of $400,000 secured by the credit card receivables at the truck stops operated by All American.

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

Related Party Transactions
On December 10, 2007, All American Properties Inc, concluded a refinancing allowing them to repay approximately $910,000 on their note to the Company (see Note 19 on related party note).

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

On October 5, 2007, All American reclassified all outstanding trade payables with TransMontaigne, a supplier of fuel to a note payable in the amount of approximately $15,000,000.  Interest at the rate of 8% is being accrued on all past due amounts as of October 5, 2007.  In addition, an amount of $1,550,000.00 was added to the note to begin a prepaid purchase program whereby All American will prepay for its fuel prior to delivery.  Repayment of this note is to commence on or about March 15, 2008 with a 25 year amortization schedule with a maturity of November 15, 2009. If a threshold payment is made on or before March 15, 2008 and before August 15, 2008 (after initial 25 year amortization begins) in the amount of $3,000,000 then a new 25 year amortization schedule will commence effective July 31, 2009 and mature on March 31, 2011.  Collateral on this note are certain properties owned by All American Properties Inc.

On February 22, 2008, the Company increased an existing credit line by executing a Fuel Purchase Loan (“FPL”) agreement with EGC.  The increase, in the amount of $0.5 million, is a further extension of credit under an existing May 13, 2005 agreement between the Company and EGC (the “Loan Agreement”) (See Note 13).  In addition to the general terms of the Loan Agreement, under the repayment terms of the FPL, EGC will reduce the loan amount outstanding by applying specific amounts from the Company’s availability under the Loan Agreement.  These amounts start at $2,500 per business day, commencing March 1, 2008, gradually increasing to $10,000 per business day on June 1, 2008 and thereafter until the FPL is paid in full.  In further consideration for making the FPL, commencing February 22, 2008, EGC shall be entitled to receive a revenue share of four cents ($0.04) per gallon of fuel purchased with the FPL funds, subject to a $5,000 per week minimum during the first seven weeks of the program.

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

On August 7, 2007, the Claimants filed their reply to counterclaims denying all of Respondents material allegations therein. Respondents’ counterclaims were based on the false statement that the Claimants had, in fact, received the financing agreed to be provided by Manns from a third party.  The parties have selected an Arbitrator and are presently engaged in discovery, which will be followed by the taking of a limited number of depositions. The hearing of the parties’ claims is scheduled to commence before the Arbitrator on April 7, 2008.

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

Consulting Agreement
On August 27, 2007 the Company entered into a service agreement with Axis Consulting Services LLC. The agreement calls for Axis Consulting to develop a marketing plan (phase 1) and manage (phase 2) “The Energy Store” (an e-commerce retail sales portal for energy products and services). During phase 1, the terms are $2,750 per month and once phase 2 commences an amount of $5,600 per month. This agreement ends on December 31, 2008.  Axis Consulting’s President (Joe Nocito) has a direct relationship as the son of the Company’s Executive Vice President Frank Nocito.

SEC Formal Order of Private Investigation
On August 31, 2007, the Company was served with a second subpoena duces tecum (the “Second Subpoena”) from the Securities and Exchange Commission (“SEC”) pursuant to the Formal Order of Investigation issued by the SEC on September 7, 2006 (see note 17). The Company continues to gather, review and produce documents to the SEC and is cooperating fully with the SEC in complying with the Second Subpoena. As of the date of this Report, the Company has produced documents in response to the Second Subpoena and the Company expects to produce additional documents in response to the Second Subpoena as soon as practicable. As of the date of this Report, the Company is not aware of any information that has been discovered pursuant to the Formal Order of Investigation which would indicate that the Company or any of its officers and directors was guilty of any wrongdoing.

Changes in Registrant's Certifying Accountant

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

Each of the Company and Messrs. Frost and Nocito believes it/he has defenses against the alleged claims and intends to vigorously defend itself/himself against this action and have filed a motion to dismiss the compliant.  As of the date of this Report, the time within which the plaintiffs may respond to the motion has not expired.

Sale of Able Melbourne Assets
On February 8, 2008, Able Oil Melbourne, Inc. (“Able Melbourne”), a wholly owned subsidiary of the Company, executed an Asset Purchase Agreement (“APA”) with Able Oil of Brevard, Inc. (“Able Brevard”), a Florida corporation, owned by a former employee of Able Melbourne.  For consideration in the amount of $375,000, the APA provided for the sale to Able Brevard of all of the tangible and intangible assets (excluding corporate books and records), liabilities and lease obligations of Able Melbourne, as is, on the closing date.

The Company is in the process of assembling the information required to determine the reportable impact, if any, of the sale of the Able Melbourne assets on the results of operations of the Company.  Therefore, no supplemental pro form information is included in the footnotes to these condensed consolidated financial statements.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We routinely review our receivable balances to identify past due amounts and analyze the reasons such amounts have not been collected. In many instances, such uncollected amounts involve billing delays and discrepancies or disputes as to the appropriate price or volumes of oil delivered, received or exchanged. We also attempt to monitor changes in the creditworthiness of our customers as a result of developments related to each customer, the industry as a whole and the general economy. Based on these analyses, we have established an allowance for doubtful accounts that we consider adequate, however, there is no assurance that actual amounts will not vary significantly from estimated amounts.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date. The application of this pronouncement did not have an impact on the Company's condensed consolidated financial position, results of operations or cash flows.

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No.

00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. In July and August 2006, the Company entered into two private placement agreements for convertible debentures and a note payable, a registration rights agreement and issued warrants in connection with the private placement (See Note 16). Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for uncapped liquidated damages, the Company determined that the registration rights is a derivative liability.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”, which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No.157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in United States generally accepted accounting principles and expands disclosures about fair value measurements. Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption of SFAS 157 is encouraged. The Company is currently evaluating the impact of SFAS 157 and the Company will adopt SFAS 157 in the fiscal year beginning July 1, 2008.

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

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006, and is not expected to have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company is in the process of evaluating the effect that the adoption of SFAS 160 will have on its consolidated results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R).  SFAS 141R establishes  principles and requirements for how an acquirer recognizes and measures in it’s financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008.   The Company is currently evaluating the potential impact of adoption of SFAS 141R on its consolidated financial statements.

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

Gross profit for the three months ended December 31, 2006 decreased approximately $673,000 or 28.1%.  The decrease in gross profit  was due to the drop in sales noted above and a decrease in gross margin percentage from 10.6% to 8.9%. The decrease in profit margin was primarily the result of an approximately $460,000 loss incurred on #2 heating oil futures contracts.

Selling, general and administrative expenses for the three months ended December 31, 2006 increased by approximately $225,000 or 9.6% compared to the three months ended December 31, 2005. The Company attributes this change primarily to an increase in professional fees of approximately $220,000 related to consultants engaged to assist the Company with its SEC compliance matters and filings.

Depreciation and amortization expense for the three months ended December 31, 2006 decreased by approximately $7,000 or 4.6% compared to the three months ended December 31, 2005. This decrease was primarily related to a reduction in depreciation on machinery and equipment.

Operating loss for the three months ended December 31, 2006 was approximately $1,010,000 compared to operating loss of approximately $119,000 for the three months ended December 31, 2005. The net increase in the operating loss for the current period  of approximately $900,000 was primarily related to the drop in gross profit of approximately $673,000 and the increase in selling, general and administrative expenses $225,000.

Other expenses-net decreased to a net expense of approximately $0.6 million for the three months ended December 31, 2006 from approximately $1.7 million in the three months ended December 31, 2005. The decrease in other expenses–net is primarily related to a decrease in the amortization of debt discounts on convertible debenture and notes payable of $933,000, a decrease in note conversion expense of $125,000, an increase in interest and other income of $127,000 and an increase in interest income related parties of $57,000, offset by an increase in registration rights penalty of approximately $165,000.

Net loss for the three months ended December 31, 2006 approximately $1.6 million compared to a net loss of approximately $1.8 million for the three months ended December 31, 2005. The results are directly related to a decrease in gross margin of $673,000 and an increase in selling, general and administrative expenses of $225,000, offset by a reduction in other expenses–net of $1.1 million.

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

Selling, general and administrative expenses for the six months ended December 31, 2006 increased by approximately $654,000 or 15.5% compared to the six months ended December 31, 2005. The Company attributes this increase primarily to an increase in professional fees of approximately $667,000 related to consultants engaged to assist the Company with its SEC compliance matters and filings

Depreciation and amortization expense for the six months ended December 31, 2006 decreased by approximately $108,000 or 25.0% compared to the six months ended December 31, 2005. This decrease was primarily related to a decrease in depreciation of machinery and equipment and a decrease in the amortization of website development costs.

Operating loss for the six months ended December 31, 2006 was approximately $2.3 million compared to approximately $1.1 million for the six months ended December 31, 2005, an unfavorable variance of approximately $1.2 million, or 109.1%. The net increase in the operating loss for the period was directly related to the loss of gross margin relating to the drop in sales volume of approximately $3.5 million, a further decrease in gross margin primarily resulting from losses on futures contracts of approximately $526,000, and an increase in selling, general and administrative expenses related to an increase in professional fees of approximately $667,000.

Other expenses - net decreased to a net expense of approximately $1.5 million in the six months ended December 31, 2006 from approximately $2.1 million in the six months ended December 31, 2005. The change is primarily related to a decrease in amortization of debt discounts on convertible debentures and notes payable of $1.0 million, a decrease in  note conversion expense of $125,000 and an increase in interest and other income of $248,000 partially offset by an increase in registration rights penalty of $366,000 and an increase in amortization of deferred financing costs of approximately $523,000.

Net loss of approximately $3.8 million for the six months ended December 31, 2006 was comparable to a net loss of $3.3 million in the six months ended December 31, 2005. The impact of a decrease in gross profit of $603,000 and increase in selling, general and administrative expenses of $654,000 was substantially offset by a reduction in depreciation and amortization expense and a reduction in the amortization of debt discounts on convertible securities and notes payable of approximately $1.0 million and decrease in note conversion expenses of $125,000 offset by an increase in registration rights penalty of $366,000.

LIQUIDITY AND CAPITAL RESOURCES

During the three and six months ended December 31, 2006, we incurred a net loss of approximately $1.6 million and $3.8 million respectively, used cash in operations of approximately $1.4 million for the six month period and had a working capital deficiency of approximately $3.3 million at December 31, 2006. Our principal sources of working capital have been the proceeds from private placements of securities, primarily consisting of convertible debentures and notes payable. There were no financings consummated during the three months ended December 31, 2006. During the six months ended December 31, 2006, the Company has secured financings of approximately $3 million from the proceeds of convertible debentures and a note payable and approximately $55,000 in proceeds from option exercises. Out of such proceeds, approximately $1.9 million was expended for advances to related parties, repayment of loans, purchase of investments and hedging transactions with the balance used for day-to-day operations of the Company for the six month period ended December 31, 2006.

We had a working capital deficiency of approximately $3.3 million at December 31, 2006 compared to a working capital deficiency of approximately $432,000 at June 30, 2006. The working capital decrease of approximately $2.9 million was primarily due to an increase in customer pre-purchase payment liability of approximately $2.1 million, unrealized loss on futures contracts of approximately $383,000 and a decrease in cash of approximately $900,000, offset by an increase in inventories of approximately $1.5 million.

As of January 31, 2008, the Company had a cash balance of approximately $2.5 million, $0.6 million of available borrowings through its credit line facility and approximately $1.8 million in obligations for funds received in advance under the pre-purchase fuel program. In order to meet our liquidity requirements, the Company is negotiating a second mortgage on our oil terminal located on Route 46 in Rockaway, New Jersey, through which the Company believes it may borrow an additional funds.

On May 30, 2007, the Company completed its previously announced business combination between All American Plazas, Inc. (“All American”) and the Company whereby the Company, in exchange for an aggregate of 11,666,667 shares of the Company’s restricted common stock, purchased the operating businesses of eleven truck stop plazas owned and operated by All American. The acquisition included all assets comprising the eleven truck plazas other than the underlying real estate and the buildings thereon. Information related to assets acquired and liabilities assumed has not been finalized as of the date of this filing. Accordingly, the effect of the acquisition on the liquidity of the Company is not readily determinable. However, the Company anticipates that the business combination will result in greater net revenue and reduce overall operational expenses by consolidating positions and overlapping expenses.   The Company also expects that the combination will result in the expansion of the Company’s home heating business by utilizing certain of the truck plazas as additional distribution points for the sale of the Company’s products. Additionally, the Company expects that the business combination will lessen the impact on seasonality on the Company’s cash flow since the combined Company will generate year-round revenues. The Company also plans to utilize certain of the truck plazas for the construction of bio-diesel producing facilities and the distribution of those fuels which should further increase the Company’s revenues.

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

The Company agreed that within sixty days from the date of issuance of the note (September 3, 2006) and warrant that it would file a registration statement with the SEC covering the resale of the shares of the Company's stock issuable upon conversion of the note and the exercise of the warrant. This registration statement would also cover any additional shares of stock issuable to Laurus as a result of any adjustment to the fixed conversion price of the note or the exercise price of the warrant.  As of the date of this Report, the Company is not able to file a registration statement and Laurus has not yet waived its rights under this agreement. As a result of its failure to comply with the registration rights provision, the Company has included all the amounts due for the convertible term note as a current liability in the condensed consolidated balance sheet as of December 31, 2006. There are no stipulated liquidated damages outlined in the Registration Rights Agreement. Under the agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages, and will be entitled to specific performance of its rights under this agreement. Mr. Frank Nocito, an officer and a stockholder and Mr. Stephen Chalk, a director have each provided a personal guarantee, of up to $425,000 each, in connection with this financing.

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

At any time, the holder may convert the convertible debenture into shares of common stock at a conversion price of $6.00 per share, or into 333,333 shares of common stock which represents a conversion at the face value of the convertible debenture. These warrants were valued at $3,143,000, using the Black-Scholes model, applying an interest rate of 4.85%, volatility of 98.4% dividends of 0% and a term of five years. The Company has recorded a debt discount related to the value of the beneficial conversion feature of the convertible term note of $778,000 which is amortizable on the interest method over the two year term of the debenture. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5") and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), on a relative fair value basis, the warrants were recorded at a value of approximately $1,222,000. The conversion feature, utilizing an effective conversion price and market price of the common stock on the date of issuance of $2.00 and $6.00, per share, respectively, were valued at approximately $1,333,000 which was then limited to $778,000, the remaining undiscounted value of the proceeds from the convertible term note. Accordingly, the Company has recorded a debt discount related to the warrants of $1,222,000, the beneficial conversion feature of the convertible term note of $778,000 and for issuance costs of $140,000, which amounts are amortizable utilizing the interest method over the two year term of the convertible term note.  The amortization of debt discounts related to the convertible debentures for the three and six months ended December 31, 2006 was $174,078 and $274,361 respectively. The amortization of deferred financing costs related to the convertible debentures for the three and six months ended December 31, 2006 was $15,649 and $24,665, respectively.

The Company had agreed to file a registration statement within forty-five days which was September 22, 2006, covering the resale of the shares of common stock underlying the convertible debentures and warrants issued to the investors, and by October 15, 2006, to have such registration statement declared effective. The registration rights agreement with the investors provides for partial liquidated damages in the case that these registration requirements are not met. From the date of violation, the Company is obligated to pay liquidated damages of 2.0% per month of the outstanding amount of the convertible debentures, up to a total obligation of 24.0% of such obligation. The Company has not yet filed a registration statement regarding these securities. Accordingly, through February 16, 2008, the Company has incurred a liquidated damages and related interest obligation of approximately $556,000, none of which has been paid. The Company is obligated to pay 18.0% interest per annum on any liquidated damages amount not paid in full within 7 (seven) days. As of the date of this Report, the Company is not able to file a registration statement and the holder has not yet waived its rights under this agreement. However, the Company, as of the date of this Report, has not received a notice of default regarding these matters. EITF 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No.00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 05-4"), view (C) allows Able to account for the value of the warrants as equity and separately record the fair value of the registration right as a derivative liability. Accordingly, in determining whether the transaction was recorded properly, Able followed view (C) to measure the amount of the registration rights derivative liability. Unless these liquidated damages are cured, the incurred liquidated damages and an estimate of future amount will be accounted for as a derivative liability by the Company.

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

On March 20, 2007, the Company entered into a credit card receivable advance agreement with Credit Cash, LLC ("Credit Cash") whereby Credit Cash agreed to loan the Company $1.2 million. The loan is secured by the Company's existing and future credit card collections. Terms of the loan call for a repayment of $1,284,000, which includes the one–time finance charge of $84,000, over a seven-month period. This will be accomplished through Credit Cash withholding 18% of Credit Card collections of Able Oil Company and 10% of Credit Card collections of PriceEnergy.com, Inc. over the seven-month period beginning March 21, 2007. There are certain provisions in the agreement which allows Credit Cash to increase the withholding, if the amount withheld by Credit Cash over the seven-month period is not sufficient to satisfy the required repayment of $1,284,000.

On July 18, 2007, August 3, 2007, November 9, 2007, December 28, 2007 and January 18, 2008, the Company, in accordance with its agreement with Credit Cash, refinanced the loan in the amounts of $250,000, $300,000, $1,100,000, $250,000 and $500,000, respectively. The outstanding Credit Cash loan as of January 22, 2008 was $997,315.

Prior to the business combination between the Company and All American (now known as All American Properties, Inc.), All American entered into a loan agreement with Credit Cash, which was an advance against credit card receivables at the truck stop plazas then operated by All American.  As a result of the business combination this obligation was assumed by the Company’s newly formed, wholly-owned subsidiary, All American Plazas, Inc. (“Plazas”) as it became the operator of the truck stop plazas. Credit Cash, while acknowledging the business combination, has continued to obligate both All American and Plazas in their loan documents as obligors of the loan. Accordingly, on July 16, 2007, Credit Cash agreed to extend further credit of $400,000 secured by the credit card receivables at  the truck stops operated by Plazas.

This July 16, 2007 extension of credit agreement was in addition to and supplemented all previous agreements with Credit Cash. Terms of the original loan and extensions called for repayment of $1,010,933 plus accrued interest which will be repaid through Credit Cash withholding 15% of credit card collections from the operations of the truck stop plazas until the loan balance is paid in full. The interest rate is prime plus 3.75%. There are certain provisions in the agreement, which allows the Lender to increase the withholding, if the amount it is withholding is not sufficient to satisfy the loan in a timely manner. On November 2, 2007 and again on January 18, 2008, Credit Cash agreed to extend an additional credit in the amount of $1,100,000 and $600,000, respectively. Terms of the agreement are the same as the prior July 16, 2007 financing.  The Credit Cash loan balance as of January 18, 2008 was $1,376,804.

Our net loss for the three and six months ended December 31, 2006 was approximately $1,462,000 and $3,102,000, respectively, including non-cash charges totaling approximately $622,000 and $1,022,000, respectively. The Company has been funding its operations through an asset-based line of credit, the issuance of convertible debentures and notes payable and the proceeds from the exercise of options and warrants. The Company will need some combination of the collection of All American notes receivable, new financing, restructuring of existing financing, improved receivable collections and/or improved operating results in order to maintain adequate liquidity over the course of this 2007 fiscal year.

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

The Company has incurred a net loss during the year ended June 30, 2006 of approximately $6,242,000. Net cash used in operations during the year ended June 30, 2006 was approximately $1,712,000. During the three and six months ended December 31, 2006, we incurred a net loss of approximately $1.6 million and $3.3 million respectively and used cash in operations of approximately $1.4 million during the six months ended December 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

On June 1, 2005, All American completed a financing that may impact the Company. Pursuant to the terms of the Securities Purchase Agreement (the "Agreement") among All American and certain purchasers ("Purchasers"), the Purchasers loaned All American an aggregate of $5,000,000, evidenced by secured debentures dated June 1, 2005 (the "Debentures"). The Debentures were due and payable on June 1, 2007, subject to the occurrence of an event of default, with interest payable at the rate per annum equal to LIBOR for the applicable interest period, plus 4% payable on a quarterly basis on April 1st, July 1st, October 1st and January 1st, beginning on the first such date after the date of issuance of the Debentures. As of the date of this Report, the Company's Board has not approved the transfer of the debt that would also require the transfer of additional assets from All American as consideration for the Company to assume the debt. Should the Company’s Board approve the transfer of the debt, the Debentures will be convertible into shares of the Company's common stock at a conversion rate of the lesser of (i) the purchase price paid by the Company for each share of All American common stock in the acquisition, or (ii) $3.00, subject to further adjustment as set forth in the agreement.

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

 If the Company assumes the obligations of All American under the Agreement, the Debentures and the AIR Agreement through the execution of a Securities Assumption, Amendment and Issuance Agreement, Registration Rights Agreement, Common Stock Purchase Warrant Agreement and Variable Rate Secured Convertible Debenture Agreement, each between the Purchasers and the Company (the "Able Energy Transaction Documents"). Such documents provide that All American shall cause the real estate collateral to continue to secure the loan, until the earlier of full repayment of the loan upon expiration of the Debentures or conversion by the Purchasers of the Debentures into shares of the Company's common stock at a conversion rate of the lesser of (i) the purchase price paid by the Company for each share of All American common stock in the acquisition, or (ii) $3.00 (the "Conversion Price"), subject to further adjustment as set forth in the Able Energy Transaction Documents. However, the Conversion Price with respect to the AIR Agreement shall be $4.00. In addition, the Purchasers shall have the right to receive five-year warrants to purchase 2,500,000 of the Company's common stock at an exercise price of $3.75 per share.

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

On May 19, 2006, the Company entered into a letter of interest agreement with Manns Haggerskjold of North American, Ltd. ("Manns"), for a bridge loan to the Company in the amount of $35,000,000 and a possible loan in the amount of $1.5 million based upon the business combination with All American ("Manns Agreement"). The terms of the letter of interest provided for the payment of a commitment fee of $750,000, which was non-refundable to cover the due-diligence cost incurred by Manns. On June 23, 2006, the Company advanced to Manns $125,000 toward the Manns Agreement due diligence fee. During the period July 7, 2006 through November 17, 2006, the Company advanced an additional $590,000 toward the Manns Agreement due diligence fee. Amounts outstanding relating to these advances as of December 31, 2006 were $715,000 and have been expensed on the Company's condensed consolidated income statement as of December 31, 2006, as a result of not obtaining the financing.

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

On October 5, 2007, All American reclassified all outstanding trade payables with TransMontaigne to a note payable in the amount of approximately $15,000,000.  Interest at the rate of 8% is being accrued on all past due amounts as of October 5, 2007.  In addition, an amount of $1,550,000 was added to the note to begin a prepaid purchase program whereby All American will prepay for its fuel prior to delivery. Repayment of this note is to commence on or about March 15, 2008 with a 25 year amortization schedule with a maturity of November 15, 2009. If a threshold payment is made on or before March 15, 2008 and before August 15, 2008 (after initial 25 year amortization begins) in the amount of $3,000,000 then a new 25 year amortization schedule will commence effective July 31, 2009 and mature on March 31, 2011.  Collateral for this note are certain properties owned by All American.

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

On December 20, 2007, the Company entered in to a second loan agreement with S&S NY Holdings, Inc for $500,000 to purchase #2 heating fuel.  The term of the agreement is thru March 31, 2008.  The repayment of principle is not due until the maturity date.  An additional $.075 per gallon will be paid as interest. The agreement also provides that in each 30 day period the interest amount can be no less than $37,500.

The Company must also bring current each of its SEC filings as part of a plan to raise additional capital. In addition to the filing of this Form 10-Q/A for the quarter ended December 31, 2006, the Company must also complete and file its Form 10-Q for the quarters ended March 31, 2007, September 30, 2007 and December 31, 2007 and the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

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

Excluded from the table above are estimated interest payments on long-term debt and capital leases of approximately $623,000, $719,000, $380,000 and $1,942,000 for the periods less than 1 year, 1-3 years, 3-5 years and more than 5 years, respectively. In addition, excluded from above are unconditional purchase obligations of approximately $3,299,000 that the Company entered into subsequent to December 31, 2006.

As of December 31, 2006, there were no other off balance sheet arrangements.

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

b)
Changes in Disclosure Controls and Procedures: The Company identified a weakness during the preparation of the June 30, 2006 Form 10-K. The weakness related to the Company’s loss of its then Chief Financial Officer and the appointment of an Acting Chief Financial Officer.  During the preparation of the June 30, 2006 Form 10-K and during the quarter ended September 30, 2006, the Company retained independent consultants with experience in public company disclosure requirements to assist the Chief Executive Officer and the Chief Financial Officer in their respective duties during the review, preparation and disclosures required in SEC rules and regulations.  As of the filing of the original December 31, 2006 Form 10-Q on July 31, 2007, under the Acting Chief Financial Officer and as of the date of the filing of this Form 10-Q/A, under the new Chief Financial Officer appointed as of September 24, 2007, the Company continues to engage independent consultants with experience in public company disclosure requirements to assist such officers in their respective duties during the review, preparation and disclosures required in SEC rules and regulations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 8, 2006, the Company commenced an action in the Superior Court of California, for the County of Los Angeles against Summit Ventures, Inc. (“Summit”), Mark Roy Anderson (“Anderson”), the principal of Summit and four other companies controlled by Anderson, Camden Holdings, Inc., Summit Oil and Gas, Inc. d/b/a Nevada Summit Oil and Gas, Harvest Worldwide LLC and Harvest Worldwide, Inc. seeking to compel the return of 142,857 shares (the “Shares”) of the Company’s common stock issued to Summit.  The shares were issued to Summit in connection with a consulting agreement the Company had entered into with Summit in January 2005 (also see Note 5). The complaint also sought damages as a result of Summit’s and Anderson’s breach of contract, fraud, and misrepresentation with respect to the consulting agreement.  On June 28, 2007, Summit and Anderson interposed a cross-complaint against the Company, Greg Frost, the Company’s Chief Executive Officer and Chairman, Chris Westad, the Company’s President, Frank Nocito, Vice President of Business Development for the Company, Stephen Chalk, a Director of the Company and Timothy Harrington, the former Chief Executive Officer of the Company. The Company has recently settled the Anderson litigation (See Note 22).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

In connection with a $1,000,000 convertible term note issued in July 2006, the Company agreed that within sixty days from the date of issuance of the note (September 3, 2006) and warrant that it would file a registration statement with the SEC covering the resale of the shares of the Company's stock issuable upon conversion of the note and the exercise of the warrant. This registration statement would also cover any additional shares of stock issuable as a result of any adjustment to the fixed conversion price of the note or the exercise price of the warrant.  As of the date of this Report, the Company was not able to file a registration statement and the holder has not yet waived its rights under this agreement, and the Company had not received a default notice from the lender on these matters.  There are no stipulated liquidated damages outlined in the Registration Rights Agreement.

In conjunction with $2,000,000 of convertible debentures issued on August 2006, the Company had agreed to file a registration statement within forty-five days or September 22, 2006, covering the resale of the shares of common stock underlying the convertible debentures and warrants issued to the investors, and by October 15, 2006, to have such registration statement declared effective. The registration rights agreement with the investors provides for partial liquidated damages in the case that these registration requirements are not met. From the date of violation, the Company is obligated to pay liquidated damages of 2% per month of the outstanding amount of the convertible debentures, up to a total obligation of 24% of such obligation. The Company has not yet filed a registration statement regarding these securities. Accordingly, through February 16, 2008, the Company has incurred a liquidated damages obligation including interest of approximately $556,000, none of which has been paid. The Company is obligated to continue to pay 18% interest per annum on any damage amount not paid in full within 7 (seven) days.  As of the date of this Report, the Company is not able to file a registration statement and the holder has not yet waived its rights under this agreement. However, the Company has not received a default notice from the lender on these matters.

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

Able Energy, Inc.

By:	/s/ Gregory D. Frost
Gregory D. Frost
Chief Executive Officer and Chairman

By:	/s/ Daniel L. Johnston
Daniel L. Johnston
Chief Financial Officer

March 13, 2008