Form 10-Q
period 2007-03-31
ABLE ENERGY INC
filed 2008-04-02
CIK 1065728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2007

or

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
☐   Yes   ☒    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐    Yes    ☒    No

As of March 6, 2008, 14,808,090 shares of common stock, $.001 par value per share, of Able Energy, Inc. were issued and outstanding.

ABLE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2007

INDEX

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	JUNE 30,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,202,083	$2,144,729
Accounts receivable, net of allowance for doubtful accounts of
$575,298 and $462,086, at March 31, 2007 and
June 30, 2006, respectively	3,385,117	3,414,894
Inventories	878,181	675,987
Notes receivable - current portion	725,000	400,579
Receivable from a related party	11,058	-
Prepaid expenses and other current assets	516,585	528,788
Total Current Assets	6,718,024	7,164,977

Property and equipment, net	5,289,350	4,414,051
Notes receivable - less current portion	-	725,000
Intangible assets, net	940,797	326,658
Deferred financing costs, net	253,790	150,264
Prepaid acquisition costs	225,000	225,000
Security deposits	79,918	84,918
Total Assets	$13,506,879	$13,090,868

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$644,580	$1,231,640
Notes payable, current portion	1,186,167	76,181
Capital leases payable, current portion	371,779	314,145
Convertible debentures and notes payable,
net of unamortized debt discounts of
$2,331,849 and $70,368 as of March 31, 2007
and June 30, 2006, respectively	800,651	62,132
Accounts payable and accrued expenses	3,501,595	2,298,937
Customer pre-purchase payments	1,934,908	3,336,833
Unearned revenue	210,345	277,426
Total Current Liabilities	8,650,025	7,597,294

Notes payable, less current portion	3,409,781	3,176,175
Capital leases payable, less current portion	825,297	645,313
Total Long - Term Liabilities	4,235,078	3,821,488

Total Liabilities	12,885,103	11,418,782

COMMITMENTS AND CONTINGENCIES
Stockholders' Equity:
Preferred stock; par value $.001, authorized 10,000,000 shares;
issued-none	-	-
Common stock; $.001 par value; 75,000,000 and 10,000,000 shares authorized at March 31, 2007 and June 30, 2006, respectively;
3,141,423 and 3,128,923 shares issued and outstanding
at March 31, 2007 and June 30, 2006, respectively	3,141	3,129
Additional paid in capital	17,991,054	14,812,723
Accumulated deficit	(14,303,203)	(11,038,961)
Notes and loans receivable-related parties	(3,069,216)	(2,104,805)

Total Stockholders' Equity	621,776	1,672,086

Total Liabilities and Stockholders' Equity	$13,506,879	$13,090,868

See accompanying notes to condensed consolidated financial statements.

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2007	2006	2007	2006
		(Restated)		(Restated)
		(Note 5)		(Note 5)

Net Sales	$29,366,596	$26,265,365	$61,468,165	$61,853,892

Cost of Sales (exclusive of depreciation and amortization
shown separately below)	25,700,680	23,482,106	54,885,122	55,550,890

Gross Profit	3,665,916	2,783,259	6,583,043	6,303,002

Operating Expenses:
Selling, general and administrative	2,448,874	2,744,800	7,315,336	6,958,914
Depreciation and amortization	177,004	169,534	502,294	603,125

Total Operating Expenses	2,625,878	2,914,334	7,817,630	7,562,039

Income (Loss) from Operations	1,040,038	(131,075)	(1,234,587)	(1,259,037)

Other Income (Expense):
Interest and other income	45,365	5,590	350,468	72,713
Interest income - related parties	68,628	19,907	210,658	40,975
Interest expense	(214,492)	(139,620)	(604,188)	(507,831)
Interest expense - related party	-	-	-	(17,500)
Note conversion expense	-	-	-	(125,000)
Amortization of deferred financing costs	(27,384)	(162,171)	(791,274)	(402,872)
Amortization of debt discounts on convertible debentures
and note payable	(268,325)	(928,385)	(738,519)	(2,413,922)
Registration rights penalty	(90,800)	-	(456,800)	-
Total Other Income (Expenses)	(487,008)	(1,204,679)	(2,029,655)	(3,353,437)

Net Income (Loss)	$553,030	$(1,335,754)	$(3,264,242)	$(4,612,474)

Basic and diluted income (loss) per common share	$0.18	$(0.45)	$(1.04)	$(1.74)

Weighted average number of common shares outstanding -
basic and diluted	3,141,423	2,939,379	3,138,859	2,649,529

See accompanying notes to condensed consolidated financial statements.

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For The Nine Months Ended March 31, 2007
(Unaudited)

					Notes and
	Common Stock		Additional		Loans	Total
			Paid - in	Accumulated	Receivable -	Stockholders'
	Shares	Amount	Capital	Deficit	Related Parties	Equity
Balance June 30, 2006	3,128,923	$3,129	$14,812,723	$(11,038,961)	$(2,104,805)	$1,672,086

Common stock issued in
connection with option exercise	12,500	12	54,488	-	-	54,500
Discounts on convertible						-
debentures and note payable	-	-	3,000,000	-	-	3,000,000
Amortization of deferred compensation	-	-	123,843	-	-	123,843
Notes receivable from related parties
for reimbursement of certain fees	-	-	-	-	(590,000)	(590,000)
Issuance of notes receivable
and related accrued interest
receivable upon advance to
stockholders and related party	-	-	-	-	(374,411)	(374,411)
Net loss	-	-	-	(3,264,242)	-	(3,264,242)

Balance March 31, 2007	3,141,423	$3,141	$17,991,054	$(14,303,203)	$(3,069,216)	$621,776

See accompanying notes to condensed consolidated financial statements.

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	March 31,
	2007	2006
		Restated
		(Note 5)
Cash flows from operating activities:

Net loss	$(3,264,242)	$(4,612,474)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	502,294	603,125
Provision for bad debts	113,212	305,662
Amortization of debt discounts on convertible debentures
and note payable	738,519	2,413,922
Amortization of deferred financing costs	791,274	402,872
Accrual of interest income on note receivable and loan-related parties	(139,746)	-
Stock-based compensation	123,843	340,652
Gain sale of property and equipment	(12,594)	(5,000)
Note conversion expense	-	125,000
(Increase) decrease in operating assets:
Accounts receivable	(104,514)	(955,390)
Inventories	(174,194)	(294,469)
Receivable from a related party	(11,058)	-
Prepaid expenses and other current assets	(88,577)	(173,940)
Security deposits	5,000	(30,000)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,202,658	609,395
Customer pre-purchase payments	(1,639,464)	(370,520)
Unearned revenue	(67,081)	31,961
Net cash used in operating activities	(2,024,671)	(1,609,204)

Cash flows from investing activities:
Purchases of property and equipment	(759,663)	(464,907)
Cash acquired in purchase of Horsham Franchise, net of $128,000 cash paid	109,539	-
Advances to related parties	(1,539,665)	(1,897,500)
Intangible assets	-	(9,599)
Prepaid acquisition costs	-	(311,940)
Collection of notes receivable	231,879	256,117
Proceeds from sale of property and equipment	13,886	20,447
Net cash used in investing activities	(1,944,024)	(2,407,382)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(587,060)	100,273
Proceeds from notes payable	1,200,000	-
Repayments of notes payable	(202,023)	(53,075)
Repayments of capital leases payable	(259,570)	(190,352)
Proceeds from options exercise	54,500	1,728,000
Deferred financing costs	(179,798)	(217,174)
Proceeds from issuance of convertible debentures and note payable	3,000,000	2,500,000
Net cash provided by financing activities	3,026,049	3,867,672

Net decrease (increase) in cash:	(942,646)	(148,914)
Cash at beginning of period	2,144,729	1,754,318
Cash at end of period	$1,202,083	$1,605,404

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$527,574	$406,918

Supplemental non-cash investing and financing activity:
Purchase of Horsham franchise:
Assets acquired and liabilities assumed:
Cash	$237,539	$-
Inventories	28,000	-
Property and equipment	39,000	-
Intangible assets-Customer lists	697,175	-
Customer pre-purchase payments	(237,539)	-
Total purchase price	764,175	-
Less: Cash paid to purchase Horsham Franchise	(128,000)	-
Non-cash consideration due to seller	$636,175	$-
Non-cash consideration consisted of:
Note payable due to seller	$345,615	$-
Off-set of note receivable, accrued interest receivable and other
receivable due from seller	290,560	-
	$636,175	$-

Common stock issued upon conversion of notes payable	$-	$500,000

Common stock issued upon conversion of convertible debt and accrued interest	$-	$2,417,064

Property and equipment acquired through the assumption of
capital lease obligations	$497,187	$215,329

See accompanying notes to condensed consolidated financial statements.

ABLE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Able Energy, Inc. and Subsidiaries (the "Company") have been prepared in accordance with United States generally accepted accounting principles applicable for interim financial information. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. These condensed consolidated financial statements include the accounts of Able Energy, Inc. and its wholly-owned subsidiaries (Able Oil Company, Able Oil Melbourne, Inc., Able Energy New York, Inc., Able Energy Terminal LLC and Price Energy Franchising LLC) and majority owned (70.6%) subsidiary (PriceEnergy.com, Inc.). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on April 12, 2007 for the year ended June 30, 2006.

Note 2 - Going Concern, Liquidity and Capital Resources and Managements Plans

The Company incurred a net loss during the year ended June 30, 2006 of $6.2 million. Net cash used in operations during the year ended June 30, 2006 was $1.7 million. During the nine months ended March 31, 2007, the Company incurred a net loss of $3.3 million, used cash in operating activities of $2.0 million and had a working capital deficiency of $1.9 million.  These factors raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

As of February 29, 2008, the Company had a cash balance of approximately $1.7 million and had approximately $0.6 million of obligations for funds received in advance under a customer pre-purchase fuel program. The Company had available borrowings through its credit line facility of approximately $1.2 million at February 29, 2008. In order to meet its liquidity requirements, the Company is negotiating a second mortgage on its oil terminal located on Route 46 in Rockaway, New Jersey, through which the Company believes it may borrow additional funds.

The Company has been funding its operations through an asset-based line of credit and credit card financing (See Note 13), the issuance of convertible debentures and notes payable (See Notes 14 and 16), and the proceeds from the exercise of options (See Note 17).   During the nine months ended March 31, 2007, the Company has secured financings of $4.2 million from the proceeds of convertible debentures and a note payable and $55,000 in proceeds from an option exercise. Of such amount, $1.9 million net was expended for advances to related parties, repayment of loans with the balance used for day to day operations of the Company (See Notes 10, 19 and 21).

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

During the nine months ended March 31, 2007, the Company advanced monies and loans totaling $780,000 to All American who is a stockholder in the Company.  In addition, the Company has an accrued interest receivable on those and other notes with All American in the amount of $139,746 and rent on office space in the amount $44,667, as of March 31, 2007 (See Note 19). As of March 31, 2007, a note receivable plus accrued interest in the amount of $1,842,000 was due January 15, 2008, which is in the process of being extended, and a note and accrued interest in the amount of $921,000 is due in July 2008.  The Company has granted to All American a series of extensions of the maturity of the note that was due on January 15, 2008. The business combination with All American was structured as an asset acquisition and the note obligations of All American to the Company were not assumed in connection with the business combination. Therefore, the notes receivable, as well as other amounts due from All American, survive the business combination and are recorded as contra-equity within these condensed consolidated financial statements. All American has notified the Company that its ability to repay its note and other obligations to the Company will be dependent upon it successfully securing financing from a third party.

The Company will require some combination of the sales, cost savings and credit benefits originally contemplated from the business combination and some combination of the collection of All American notes receivable, new financing, restructuring of existing financing, improved receivable collections and/or improved operating results in order to maintain adequate liquidity during the year ending June 30, 2008. The Company expects to establish and maintain compliance with the reporting requirements of the Securities and Exchange Act of 1934, as amended, which will include the filing of this Form 10-Q and Reports on Form 10-Q for the quarters ended September 30, 2007, December 31, 2007 and March 31, 2008, as well as Form 10-K for the year ended June 30, 2007.

There can be no assurance that the financing or the cost saving measures as identified above will be satisfactory in addressing the short-term liquidity needs of the Company. In the event that these plans can not be effectively realized, there can be no assurance that the Company will be able to continue as a going concern.

 Note 3 - Summary of Significant Accounting Policies

Revenue Recognition
Sales of fuel and heating equipment are recognized at the time of delivery to the customer, and sales of equipment are recognized at the time of installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating equipment service contracts are deferred and amortized into income over the term of the respective service contracts, on a straight-line basis, which generally do not exceed one year. Payment received from customers for the pre-purchase of fuel is recorded as a current liability until the fuel is delivered to the customer, at which time the Company recognizes it as revenue.

Reclassifications
Certain reclassifications have been made to prior period's condensed consolidated financial statements in order to conform to the current period presentation.

Derivative Contracts
The Company uses derivative instruments (futures contracts) to manage the commodity price risk inherent in the purchase and sale of #2 heating oil. Derivative instruments are required to be marked to market under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”), as amended. These contracts are designated as cash flow hedges in accordance with SFAS 133 and are recorded at fair value as a liability entitled “fuel derivative contracts” on the Company's condensed consolidated balance sheet.

The Company believes that these futures contracts for fuel oil have been effective during their term to offset changes in cash flow attributable to the hedged risk. The Company performs a prospective and retrospective assessment of the effectiveness of the futures contracts at least on a quarterly basis. All realized and unrealized gains or losses on the futures contracts at each reporting date are included in accumulated other comprehensive loss in the equity section of the condensed consolidated balance sheet and in comprehensive loss until the related fuel purchases being hedged are sold at which time such gains or losses are recorded in cost of goods sold in the condensed consolidated statements of operations. However, if the Company expects at any time that continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the futures contracts and the hedged transaction in one or more future periods, a loss is reclassified immediately into cost of goods sold for the amount that is not expected to be recovered. All contracts have been closed as of March 31, 2007.  As of March 31, 2007, all realized losses on futures contracts have been recorded in cost of goods sold in the condensed consolidated statement of operations in the amount of $0.4 million and $0.9 million for the three and nine month periods ended March 31, 2007, respectively.

Income Taxes
The gross deferred tax asset balance as of March 31, 2007 and June 30, 2006 primarily related to the net operating loss tax carry forwards of the Company.  The gross deferred tax asset balance was offset by a full valuation allowance, since management does not believe the recoverability of the deferred tax assets during the future fiscal years is more likely than not to be realized.  As a result, no deferred tax income benefit was recognized in the condensed consolidated statements of operations for each of the periods presented.

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

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. In July and August 2006, the Company entered into two private placement agreements for convertible debentures and a note payable, a registration rights agreement and issued warrants in connection with the private placement (See Note 16). Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for uncapped liquidated damages, the Company determined that the registration rights is a derivative liability (See Note 16).  The Company has measured this liability in accordance with SFAS No. 5.

In February 2006, the FASB issued SFAS No. 155 – “Accounting for Certain Hybrid Financial Instruments”, which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities-Including an

amendment of FASB Statement No. 115", which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 157, Fair Value Measurements. The Company is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company is in the process of evaluating the effect that the adoption of SFAS 160 will have on its consolidated results of operations, financial position and cash flows.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

Note 5 - Restatement of Financial Data as of March 31, 2006 for the Three and Nine Month Periods then Ended

The quarterly financial data as of March 31, 2006 and for the three and nine months periods ended March 31, 2006, as presented in the condensed consolidated financial statements, have been restated and corrected for errors relating to (1) the amortization of a customer list; (2) the deferral of revenue recognition associated with certain twelve month service contracts; (3) the improper accrual of audit fees; (4) the issuance and cancellation of common stock in regard to non-performance by a consultant under its consulting agreement with the Company; (5) the timing of the recording of directors' fees; (6) the timing of the recording of bad debt expense;  (7) the deferral of previously recorded revenue; and (8) the reclassification of related party receivables.

Customer List Amortization
The Company was amortizing customer lists aggregating $611,000 (which were purchased in various acquisitions) over estimated useful lives of 10-15 years until July 2001, when the net book value was $422,728, at which time the Company stopped amortizing the same. The Company has reassessed its position and has determined that the customer lists should have continued to be amortized, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", which states that intangible assets must be amortized over their estimated useful life unless that useful life is determined to be indefinite. Accordingly, the Company has recognized additional amortization expense of $10,513 and $31,359 for the three and nine month periods ended March 31, 2006, respectively.

Service Contract Revenue Deferral
In the ordinary course of business, the Company offers a twelve month service contract related to residential customers' heating equipment. The Company's policy is to defer the revenue associated with these contracts, recognizing the revenue over the life of the respective contracts. However, the Company's policy was not applied correctly. The Company has recorded the deferrals required at the various reporting dates and the impact has been to increase revenue by $196,617 for the nine month periods ended March 31, 2006. The adjustments had no impact on the three month period ended March 31, 2006.

Audit Fee Accrual
Previously, the Company recorded an accrual for audit fees that it estimated would be incurred subsequent to the date of the consolidated financial statements as of June 30, 2005. The Company subsequently determined that the accrual for the audit services which had not yet been performed was improper. The $31,337 of audit fees that were reversed as of June 30, 2005 were recorded during the quarterly period ended September 30, 2005.  In addition, the Company reversed $110,000 of accrued expenses during the quarter ended March 31, 2006 resulting in a corresponding reduction of selling, general and administrative expenses. The net impact of the two adjustments was a decrease in accrued expenses as of March 31, 2006 of $78,663 resulting in a corresponding decrease in selling, general and administrative expenses of $110,000 and $78,663 for the three and nine month periods ended March 31, 2006, respectively.

Cancellation of Stock Due to Non Performance by Consultant
During March 2005, the Company issued common stock to a consultant pursuant to the terms of a consulting agreement. Subsequently, the Company determined that the consultant did not perform in accordance with the consulting agreement and the Company filed suit demanding that the shares be returned. The Company's position is that the share issuance has been cancelled ab initio, as if the shares were never issued. Accordingly, selling, general and administrative expense decreased by $13,000 for the nine month period ended March 31, 2006. The cancellation of the shares did not impact income for the three month period ended March 31, 2006. Previously, the 142,857 shares issued to the consultant were treated as cancelled as of October 1, 2005. (See note 18 and 22).

Timing of the Recording of Directors’ Fees
During the quarterly period ended March 31, 2006, the Company recorded a charge for Directors' fees, a portion of which it subsequently determined should have been recorded in prior periods. Accordingly, adjustments have been reflected to record a reduction in charges of $85,772 for the three month period ended March 31, 2006. Therefore, the net cumulative adjustments had no impact on the nine month period ended March 31, 2006.

Deferral of Previously Recorded Revenue
During the quarterly period ended December 31, 2005, the Company recognized revenue which was primarily related to a gain which had been deferred from the December 1998 sale of Able Oil Company Montgomery, Inc. The Company subsequently determined that the deferred gain did not yet qualify for recognition until December 2006 when the Company purchased the Horsham Franchise (See Note 21). Accordingly, $79,679 of revenue was reversed from the quarterly period ended December 31, 2005 thereby reducing revenue by the same amount for the nine month period ended March 31, 2006. The adjustments had no impact on the three month period ended March 31, 2006.

The adjustments reflected in the restated financial data for the three and nine month periods ended March 31, 2006, as presented in the condensed consolidated financial statements, also correct the condensed consolidated balance sheet as of March 31, 2006, which is not presented in these condensed consolidated financial statements.

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

Impact
The following summarizes the effect of the adjustments discussed above on the previously reported condensed consolidated balance sheet as of March 31, 2006 and condensed consolidated statement of operations for the three and nine month periods ended March 31, 2006:

As of
March 31, 2006

Total assets as previously reported	$15,523,171
Adjustments	(2,148,703)
Restated total assets	$13,374,468

Total liabilities as previously reported	$10,689,325
Adjustments	(30,326)
Restated total liabilities	$10,658,999

Total stockholders' equity as previously reported	$4,833,846
Adjustments	(2,118,377)
Restated total stockholders' equity	$2,715,469

	For the Three Months Ended March 31, 2006	For the Nine Months Ended March 31, 2006

Total revenues as previously reported	$26,265,365	$61,736,954
Adjustments	-	116,938
Restated total revenues	$26,265,365	$61,853,892

Gross profit as previously reported	$2,454,557	$5,404,136
Adjustments	328,702	898,866
Restated gross profit	$2,783,259	$6,303,002

Operating expenses as previously reported	$2,933,065	$7,155,053
Adjustments	143,440	747,785
Restated operating expemses	$3,076,505	$7,902,838

Other income (expemse) as previously reported	$(1,042,508)	$(3,012,638)
Adjustments	-	-
Restated other income (expemse)	$(1,042,508)	$(3,012,638)

Net loss as previously reported	$(1,521,016)	$(4,763,555)
Adjustments	185,262	151,081
Restated net loss	$(1,335,754)	$(4,612,474)

Basic and diluted loss per share:
Net loss as previously reported	$(0.52)	$(1.77)
Adjustments	0.07	0.03
Net loss as restated	$(0.45)	$(1.74)

Basic and diluted average number of
As previously reported	2,939,379	2,700,748
Adjustments	-	(51,219)
As restated	2,939,379	2,649,529

Note 6 – Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed based on the weighted average number of shares outstanding during the periods presented. Common stock equivalents, consisting of stock options, warrants, and convertible debentures and notes payable as further discussed in the notes to the condensed consolidated financial statements, were not included in the calculation of diluted earnings per share for the three month period ended March 31, 2007, or diluted loss per share for the nine month period ended March 31, 2007, because their inclusion would have been anti-dilutive.  All of the “strike prices” or “conversion prices” of the Company’s issued and outstanding derivative instruments were below the average trading price of the Company’s common stock during the three month period ended March 31, 2007.  Therefore, such derivative instruments and their associated interest and treasury stock issuance, where applicable, were excluded from the calculation to determine the diluted loss per share as their inclusion would have caused the Company’s diluted earnings per share to increase.

The total common shares issuable upon the exercise of stock options, warrants, and conversion of convertible debentures and notes payable (along with related accrued interest) was 6,770,621 and 5,536,571 for the nine month periods ended March 31, 2007 and 2006, respectively.

Note 7 - Inventories

Inventories consisted of the following:

	March 31, 2007	June 30, 2006
		(Audited)
#2 heating oil	$569,368	$335,485
Diesel fuel	53,917	42,567
Kerosene	15,161	9,125
Propane	7,159	33,444
Parts, supplies and equipment	232,576	255,366
Total	$878,181	$675,987

Note 8 - Notes Receivable

On March 1, 2004, the Company entered into two notes receivable agreements totaling $1.4 million related to the sale of its subsidiary, Able Propane, LLC. The notes are secured by substantially all the assets of Able Propane, LLC. One note for $500,000 bears interest at a rate of 6% per annum and the other note for $900,000 is non-interest bearing. Principal payments on the $900,000 note were payable in four annual installments which began on the first anniversary of the note. Principal payment on the $500,000 note was due on March 1, 2008 and has been paid. Interest on such note was being paid in quarterly installments through the maturity date. As of March 31, 2007, the Company had a total outstanding receivable balance of $790,000 which was due on March 1, 2008.

The Company had a note from Able Oil Montgomery, Inc. ("Able Montgomery") and Andrew Schmidt (the owner of Able Montgomery) related to the sale of Able Montgomery and certain assets to Mr. Schmidt. The note was dated June 15, 2000 in the amount of $170,000. The note bore interest at 9.5% per annum and payments commenced October 1, 2000. The note was secured by the stock of Able Montgomery, Able Montgomery's assets, as well as a personal guarantee of Mr. Schmidt.  On December 13, 2006, the Company purchased the assets of Able Montgomery and the note was applied against a portion of the purchase price (See Note 21).

Note 9 - Intangible Assets

Intangible assets were comprised of the following:

	March 31, 2007	June 30, 2006
		(Audited)
Customer lists	$1,308,025	$610,850
Website development costs	2,394,337	2,394,337
	3,702,362	$3,005,187
Less: Accumulated amortization	(2,761,565)	(2,678,529)
Intangible assets, net	$940,797	$326,658

The estimated future amortization of customer lists and website development costs as of March 31, 2007 is as follows:

For the Years Ending March 31,	Total	Customer lists	Website development costs
2008	$135,502	$87,497	$48,005
2009	114,505	87,497	27,008
2010	85,173	85,173	-
2011	83,512	83,512	-
2012	67,651	67,651	-
Thereafter	454,454	454,454	-

	$940,797	$865,784	$75,013

Information related to intangible assets for the nine month period ended March 31, 2007 is as follows:

Nine Months Ended March 31, 2007
Opening balance - June 30, 2006	$326,658
Amounts capitalized	697,175
Amortization for the period	(83,036)
Closing balance - March 31, 2007	$940,797

The $697,175 of amounts capitalized during the nine month period ended March 31, 2007 represents customer lists acquired in the purchase of the Horsham Franchise (See Note 21). The amount is being amortized over a 15 year period which represents management’s best, current estimate of the life of the asset, based on long standing and established industry practice.  Under the guidelines found in SFAS No. 144,  "Accounting for the Impairment  or Disposal of  Long-Lived  Assets,"  intangible  assets with finite lives are  tested for  impairment  whenever  events or changes in circumstances indicate that the carrying amount may not be recoverable. Management will periodically review and test the value of this asset in accordance with the guidance provided by SFAS No. 144.

Amortization expense for intangible assets was $34,133 and $20,987 for the three month periods ended March 31, 2007 and 2006, respectively, and $83,036 and $153,076 for the nine month periods ended March 31, 2007 and 2006, respectively.

At March 31, 2007, the weighted average remaining life of the intangible assets is 11.66 years and has no residual value.

Note 10 – Derivative Instruments

During the period from July 28, 2006 to August 15, 2006, the Company entered into futures contracts for #2 heating oil (“fuel derivatives contracts”) to hedge a portion of its forecasted heating season requirements. The Company purchased 40 contracts with a series of maturities between October 2006 and April 2007. The contracts totaled 1,680,000 gallons of #2 heating oil at an average call price of $2.20 per gallon. In accordance with the guidance found in SFAS No. 133 and SFAS No. 149, the Company is accounting for the contracts as a cash flow hedge.  Through March 31, 2007, the Company has deposited a net total of $923,017 in margin requirements with the broker. The Company has a realized loss on all 40 of the contracts in the amount of $926,170.  The balance of $1,188 on deposit with the broker at March 31, 2007 is included in other current assets in the condensed consolidated balance sheet. The realized loss of $398,640 and $926,170 for the three and nine month periods ended March 31, 2007 is recorded in cost of goods sold in the condensed consolidated statements of operations, of which, $88,670 relates to contracts for which fuel was not delivered as of March 31, 2007. This amount is included in cost of goods sold since such loss is not expected to be recovered in the applicable future period.

Note 11 - Property and Equipment

Property and equipment was comprised of the following:

	March 31, 2007	June 30, 2006
		(Audited)
Land	$479,346	$479,346
Buildings	1,674,124	1,656,106
Bulding improvements	523,473	251,401
Trucks	4,366,685	3,826,414
Machinery and equipment	1,266,094	1,028,769
Office furniture, fixtures
and equipment	226,279	219,778
Fuel tanks	923,261	872,096
Cylinders - propane	477,684	385,450
	9,936,946	$8,719,360
Less: accumulated depreciation	(4,647,596)	(4,305,309)

Property and equipment, net	$5,289,350	$4,414,051

At March 31, 2007, the equipment under the capital leases had a capitalized cost of $2.2 million, less accumulated depreciation of $0.7 million for a net book value of $1.5 million.

Depreciation and amortization expense of property and equipment was $142,871 and $148,547 for the three month periods ended March 31, 2007 and 2006, respectively.  Depreciation and amortization expense of property and equipment was $419,260 and $450,049 for the nine month periods ended March 31, 2007 and 2006, respectively.

Note 12 – Deferred Financing Costs and Debt Discounts

The Company incurred deferred financing costs in conjunction with the sale of convertible debentures on July 12, 2005 and August 8, 2006 (See Note 16), a note payable on May 13, 2005 (See Note 14), a line of credit on May 13, 2005 (See Note 13) and a convertible note payable on July 5, 2006 (See Note 16). These costs were capitalized to deferred financing costs and are being amortized over the term of the related debt. Amortization of deferred financing costs was $27,384 and $162,171 for the three month periods ended March 31, 2007 and 2006, respectively. Amortization of deferred financing costs was $791,274 and $402,872 for the nine month periods ended March 31, 2007 and 2006, respectively. These amounts include zero and $715,000 for the three and nine month periods ended March 31, 2007, respectively, that were charged  to amortization of deferred financing costs since the financing did not occur (See Note 19).

In accordance with EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", the convertible debentures issued on July 12, 2005 and August 8, 2006, as well as a convertible note issued July 5, 2006, were considered to have a beneficial conversion premium feature. The Company recorded debt discounts of $5,500,000 related to the conversion premiums and warrants issued in connection with the financings. The Company amortized $268,325 and $928,385 of the debt discount during the three month periods ended March 31, 2007 and 2006, respectively. The Company amortized $738,519 and $2,413,922 of the debt discount during the nine month periods ended March 31, 2007 and 2006, respectively.

Note 13 - Line Of Credit

Line of Credit
On May 13, 2005, the Company entered into a $1,750,000 line-of-credit agreement (the “Line”) with Entrepreneur Growth Capital, LLC (“EGC”). The Line is secured by accounts receivable, inventory and certain other assets as defined in the agreement. The line carries interest at Citibank's prime rate, plus 4% per annum (11.25% at March 31, 2007) not to exceed 24% with a minimum interest of $11,000 per month. The line also requires an annual facility fee of 2% of the total available facility limit and monthly collateral management fees equal to ..025%. The outstanding balance fluctuates over time. The balance due as of March 31, 2007 was $644,580 and $1,105,000 of additional borrowings were available under this Line.

Note 14 - Notes Payable

On May 13, 2005, the Company entered into a term loan with Northfield Savings Bank for $3,250,000. Principal and interest are payable in monthly installments of $21,400 which commenced July 1, 2005. The initial interest rate is 6.25% per annum on the unpaid principal balance for the first five years, to be reset every fifth anniversary date at 3% over the five year treasury rate, but not lower than the initial rate; at that time the monthly payment will be reset.  The interest rate on default is 4% per annum above the interest rate then in effect.  The note is secured by Company-owned real property located in Rockaway, New Jersey and an assignment of leases and rents at such location.  At the maturity date of June 1, 2030, all remaining amounts are due.  The balance outstanding on this note at March 31, 2007 was $3,150,000.

On August 27, 1999, the Company entered into a note related to the purchase of equipment and facilities from B & B Fuels, Inc.  The total principal of the note originally was $145,000. The note is payable in the monthly amount of principal and interest of $1,721 with an interest rate of 7.5% per year through August 27, 2009. The note is secured by a mortgage granted by Able Energy New York, Inc. on properties at 2 and 4 Green Terrace and 4 Horicon Avenue, Town of Warrensburg, Warren County, New York. The balance due on this note at March 31, 2007 was $46,000.

On December 7, 2006, the Company entered into a note with Ford Motor Credit for the purchase of a Ford pick-up truck. The total principal of the note is $33,636. The note is payable in the monthly amount of principal and interest of $757 through December 7, 2010 with an annual interest rate of 3.9%.  The balance due on this note at March 31, 2007 was $32,000.

On December 13, 2006, the Company entered into a 5 year note agreement relating to the purchase of the Horsham Franchise in the amount of $345,615 (See Note 21).  The interest rate is 7.0% per annum and principal and interest is payable in monthly installments of $6,844 which commenced on January 13, 2007. The balance due on this note at March 31, 2007 was $331,000.

On March 20, 2007, the Company entered into a credit card receivable advance agreement with Credit Cash, LLC ("Credit Cash") whereby Credit Cash agreed to loan the Company $1.2 million. The loan is secured by the Company's existing and future credit card collections.  Terms of the loan call for a repayment of $1,284,000, which includes the one-time finance charge of $84,000, over a seven-month period. This will be accomplished through Credit Cash withholding 18% of credit card collections of Able Oil Company and 10% of credit card collections of PriceEnergy.com, Inc. over the seven-month period which began on March 21, 2007. There are certain provisions in the agreement which allows Credit Cash to increase the withholding, if the amount withheld by Credit Cash over the seven-month period is not sufficient to satisfy the required repayment of $1,284,000. The balance due on this note at March 31, 2007 was $1,037,000.

Maturities of the notes payable as of March 31, 2007 are as follows:

For the year Ending
March 31:	Amount

2008	$1,186,167
2009	159,938
2010	157,523
2011	155,962
2012	139,581
Thereafter	2,796,777
Total	$4,595,948

Note 15 - Capital Leases Payable

The Company has entered into various capital leases for equipment expiring through January 2012, with aggregate monthly payments of $39,000. The Company purchased equipment under capital leases for $402,000 and $497,000 during the three and nine month periods ended March 31, 2007.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2007:

For the Year
Ending March 31,	Amount

2008	$458,690
2009	424,275
2010	251,655
2011	158,186
2012	94,242
Total minimum lease payments	1,387,048
Less: amounts representing interest	189,972
Present value of net minimum lease payments	1,197,076
Less: current portion	371,779
Long-term portion	$825,297

Note 16 - Convertible Debentures and Note Payable

Convertible Debentures – July 2005
On July 12, 2005, the Company consummated a financing in the amount of $2.5 million. Under such financing, the Company sold debentures evidenced by a Variable Rate Convertible Debenture (the "Convertible Debentures"). During the year ended June 30, 2006 $2,367,500 of principal plus accrued interest of $49,563 were converted into 371,856 shares of the Company’s common shares.  As of March 31, 2007, the remaining outstanding balance of debentures totaled $132,500 plus accrued interest of $63,406.  The amortization of discounts on debt in connection with the Convertible Debentures was $15,538 and $928,385 for the three month periods ended March 31, 2007 and 2006, respectively.  The amortization of discounts on these Convertible Debentures was $47,304 and $2,413,922 for the nine month periods ended March 31, 2007 and 2006, respectively, and the unamortized portion was $23,064 at March 31, 2007.

Convertible Note Payable to Laurus
On July 5, 2006, the Company closed a Securities Purchase Agreement entered into on June 30, 2006 whereby it sold a $1,000,000 convertible term note to the Laurus Master Trust Fund, Ltd. (“Laurus”). The Company paid fees of $49,000 to Laurus and received net proceeds of $951,000. The Company incurred escrow fees of $1,500.  Thereafter, the Company loaned $849,500 of the Laurus proceeds to All American and in exchange for a note receivable in the amount of $905,000 which included reimbursement of $50,500 of transaction fees.  All American loaned the net proceeds received from Able to CCI Group, Inc, ((“CCIG”), a 70% owned subsidiary of All American) who utilized such funds toward the development and operation of a project operated by CCIG’s subsidiary Beach Properties Barbuda Limited (“BPBL”).

Commencing August 1, 2006, the Company was required to pay interest on the note monthly in arrears at a rate equal to the prime rate published in the Wall Street Journal plus 2% (a total of 10.25% as of March 31, 2007), calculated as of the last business day of the calendar month. Amortizing payments of the principal amount of the note were made by the Company commencing on July 1, 2007 and on the first business day of each succeeding month thereafter in the amount of $27,778 through the maturity date of the note on June 30, 2009. As of July 31, 2007 the Company has made principal payments totaling $27,778. The note is convertible at the option of Laurus into shares of the Company's common stock, at an initial fixed conversion price of $6.50 per share. The conversion rate of the note is subject to certain adjustments and limitations as set forth in the note. As of March 31, 2007, the remaining outstanding note payable balance was $1.0 million.

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

In accordance with EITF 00-27 “Application of Issue #98-5 to Certain Convertible Instruments” and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios", on a relative fair value basis, the warrants were recorded at a value of $472,000. The conversion feature, utilizing an effective conversion price and market price of the common stock on the date of issuance of $3.00 and $7.70, per share, respectively, was valued at $723,000 which was then limited to $528,000, the remaining undiscounted value of the proceeds of the convertible term note. Accordingly, the Company has recorded a debt discount related to the warrants of $472,000 and the beneficial conversion feature of the convertible term note of $528,000, which amounts are amortizable utilizing the interest method over the three year term of the convertible term note. Amortization of debt discounts on this convertible note payable amounted to $82,493 and $246,561 for the three and nine month periods ended March 31, 2007, respectively, and the unamortized portion was $753,439 at March 31, 2007.

The Company agreed that within sixty days from the date of issuance of the note (September 3, 2006) and warrant that it would file a registration statement with the SEC covering the resale of the shares of the Company's stock issuable upon conversion of the note and the exercise of the warrant. This registration statement would also cover any additional shares of stock issuable to Laurus as a result of any adjustment to the fixed conversion price of the note or the exercise price of the warrant.  As of the date of this Report, the Company was not able to file a registration statement, and Laurus has not yet waived its rights under this agreement. As a result of its failure to comply with the registration rights provision, the Company has included all the amounts due for the convertible term note as a current liability in the condensed consolidated balance sheet as of March 31, 2007. There are no stipulated liquidated damages outlined in the Registration Rights Agreement. Under the Agreement, the holder is entitled to exercise all rights granted by law, including recovery of damages, and will be entitled to specific performance of its rights under this agreement.  Mr. Frank Nocito, an officer and a stockholder and Mr. Stephen Chalk, a director have each provided a personal guarantee, of up to $425,000 each, in connection with this financing.

The Company received from Laurus a notice of a claim of default, dated January 10, 2007. Laurus claimed default under section 4.1(a) of the Term Note as a result of non-payment of interest and fees in the amount of $8,826 that were due on January 5, 2007, and a default under sections 6.17 and 6.18 of the Securities Purchase Agreement for failure to use best efforts (i) to cause CCIG to provide Laurus on an ongoing basis with evidence that any and all obligations in respect of accounts payable of  the project operated by CCIG’s subsidiary BPBL, have been met; and (ii) cause CCIG to provide within 15 days after the end of each calendar month, unaudited/internal financial statements (balance sheet, statements of income and cash flow) of BPBL and evidence that BPBL  is current in all of their ongoing operational needs. On March 7, 2007, Laurus notified the Company that it waived the event of default and that Laurus had waived the requirement for the Company to make the default payment of $154,000.

Convertible Debentures August 2006
On August 8, 2006, the Company issued $2,000,000 of convertible debentures to certain investors which are due on August 8, 2008. The convertible debentures are convertible into shares of the Company's common stock at a conversion price of $6.00 per share, which was the market value of the Company's common stock on the date of issuance. The Company received net proceeds of $1,820,000 and incurred expenses of legal fees of $40,000 and broker fees of $140,000 in connection with this financing that were recorded as deferred financing costs and amortized on a straight-line basis over the two year term of the convertible debentures. The convertible debentures bear interest at the greater of either LIBOR (5.4% as of March 31, 2007) plus 6.0%, or 12.5%, per annum, and such interest is payable quarterly to the holder either in cash or in additional convertible debentures at the Company’s option.

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

The investors also were issued 333,333, 166,667 and 172,667 five-year warrants to purchase additional shares of the Company's common stock at $4.00, $6.00 and $7.00 per share, respectively. These warrants were valued at $3,143,000 using the Black-Scholes model, applying an interest rate of 4.85%, volatility of 98.4%, dividends of 0% and a term of five years. In accordance with EITF 00-27 and EITF 98-5, on a relative fair value basis, the warrants were recorded at a value of $1,222,000. The beneficial conversion feature, utilizing an effective conversion price and market price of the common stock on the date of issuance of $2.00 and $6.00, per share, respectively, was valued at $1,333,000 which was then limited to $778,000, the remaining undiscounted value of the convertible term note. Accordingly, the Company has recorded a debt discount related to the warrants of $1,222,000, the beneficial conversion feature of the convertible term note of $778,000, which amounts are amortizable over the two year term of the convertible debenture.  Amortization of debt discount on these convertible debentures was $170,293 and $444,654 for the three and nine month periods ended March 31, 2007, respectively, and the unamortized portion was $1,555,346 at March 31, 2007.

The Company had agreed to file a registration statement within forty-five days or September 22, 2006, covering the resale of the shares of common stock underlying the convertible debentures and warrants issued to the investors, and by October 15, 2006, to have such registration statement declared effective. The registration rights agreement with the investors provides for partial liquidated damages in the case that these registration requirements are not met. From the date of violation, the Company is obligated to pay liquidated damages of 2% per month of the outstanding amount of the convertible debentures, up to a total obligation of 24% of such obligation. The Company has not yet filed a registration statement regarding these securities. Accordingly, through March 16, 2008, the Company has incurred a liquidated damages obligation, including interest, of approximately $563,000, none of which has been paid. The expense is included as registration rights penalty on the condensed consolidated statement of operations and the corresponding liability in accounts payable and accrued expenses on the condensed consolidated balance sheet. The Company is obligated to continue to pay 18% interest per annum on any damage amount not paid in full within 7 (seven) days. As of the date of this Report, the Company had not filed a registration statement and the holder has not yet waived its rights under this agreement, and the Company had not received a default notice from the lender on these matters. EITF 05-04 view (C) allows the Company to account for the value of the warrants as equity and separately record the fair value of the registration right as a derivative liability. Until these liquidated damages are cured, the incurred liquidated damages and an estimate of future amount will be accounted for as a derivative liability by the Company under view (C).

The obligations of the Company in this financing transaction are secured by a first mortgage on certain property owned by the Company in Warrensburg, New York, a pledge of certain rights the Company has in securities of CCIG, guarantees by the Company's subsidiaries and liens on certain other property.

Note 17 - Stockholders’ Equity

Increase in Common Shares Authorized
On August 29, 2006, the stockholders approved an increase in authorized shares of common stock from 10,000,000 to 75,000,000 shares.

Stock Options
A summary of the Company's stock option activity, and related information for the nine month period ended March 31, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2006	91,500	$5.92
Granted	50,000	4.55
Cancelled	(50,000)	4.55
Exercised	(12,500)	4.36
Outstanding, March 31, 2007	79,000	$6.17

Exercisable, March 31, 2007	79,000	$6.17

On July 31, 2006, an option was granted to Frank Nocito, a Vice President and stockholder of the Company, to purchase 50,000 shares of common stock of the Company at a price of $4.55 per share. Thereafter, in error, the Company issued the shares to Mr. Nocito. Mr. Nocito had not formally exercised the option, nor had he paid the Company the cash consideration for the shares. Mr. Nocito returned the stock certificates to the Company and the shares were cancelled by the transfer agent.  On October 7, 2006, Mr. Nocito and the Company agreed to cancel the option and further, Mr. Nocito agreed in writing to waive any and all rights that he had to the option. The option was then cancelled and deemed null and void and the statements reflect no expense related to the cancelled grant.

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

There were no options granted during the nine month period ended March 31, 2007.

The Company incurred zero  and $123,843 of stock – based compensation expense for the three and nine month periods ended March 31, 2007, respectively, from amortization of deferred compensation expenses related to the previous issuance of stock options.

The following is a summary of stock options outstanding and exercisable at March 31, 2007 by exercise price range:

Exercise Price Range	Number of options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$2.55 - $3.16	30,000	1.8	$2.86
$8.09 - $8.32	49,000	3.8	8.20
	79,000	3.0	$6.17

Warrants

A summary of the Company’s stock warrant activity and related information for the nine month period ended March 31, 2007 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2006	5,332,309	$7.49
Granted	832,667	5.32
Outstanding, March 31, 2007	6,164,976	$7.20

Voluntary NASDAQ Delisting
On October 4, 2006, the Company announced its intention to voluntarily delist the Company's common stock from the NASDAQ Capital Market, effective as of the start of trading on October 13, 2006. The Company's common stock is currently quoted on the Pink Sheets. The management of the Company has indicated that the Company will seek to have its common stock quoted on the OTC Bulletin Board as soon as practical following the filing of this March 31, 2007 Report on Form 10-Q, the September 30, 2007 Report on Form 10-Q, the December 31, 2007 Report on Form 10-Q and Form 10-K for the year ended June 30, 2007.

Note 18 - Commitments and Contingencies

Purchase Commitments
As of March 31, 2007, the Company is obligated to purchase $547,000 of #2 heating oil under various contracts with its suppliers, which expired in April 2007.  See Note 22 for additional contracts entered into subsequent to March 31, 2007.

Litigation
The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the consolidated financial condition, competitive position or capital expenditures of the Company.

Following an explosion and fire that occurred at the Company's Facility in Newton, NJ on March 14, 2003, and through the subsequent clean up efforts, the Company has cooperated fully with all local, state and federal agencies in their investigations into the cause of this accident.  A lawsuit (known as Hicks vs. Able Energy, Inc.) has been filed against the Company by residents who allegedly suffered property damages as a result of the March 14, 2003 explosion and fire. The Company's insurance carrier is defending the Company as it related to compensatory damages. The Company has retained separate legal counsel to defend the Company against the punitive damage claim. On June 13, 2005, the Court granted a motion certifying a plaintiff class action which is defined as "All Persons and Entities that on and after March 14, 2003, residing within a 1,000 yard radius of Able Oil Company's fuel depot facility and were damaged as a result of the March 14, 2003 explosion". As of the date of this Report, this lawsuit is still in the discovery phase. The class certification is limited to economic loss and specifically excludes claims for personal injury from the Class Certification. The Company believes that the Class Claims for compensatory damages is within the available limits of its insurance coverage. On September 13, 2006, the plaintiffs counsel made a settlement demand of $10,000,000, which the Company believes to be excessive and the methodology upon which it is based to be fundamentally flawed. The Company intends to vigorously defend the claim.

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

USA Biodiesel LLC Joint Venture
On August 9, 2006, the Company entered into a joint venture agreement with BioEnergy of America, Inc. ("BEA"), a privately-held Delaware corporation, for the purpose of producing biodiesel fuel using BEA's exclusive production process at plants to be constructed at truck stop plazas, home heating depots and terminals used to house petroleum products for distribution or resale. The joint venture will operate through USA Biodiesel LLC ("USA"), a New Jersey limited liability company in which the Company and BEA will each have a 50% membership interest. Each plant, when fully operational, will produce 15 million gallons of biodiesel fuel per year. USA will pay all of the operating, production and processing expenses for each plant, including an annual use fee to the Company for use of the plant in the amount of $258,000, payable quarterly, commencing ninety days after the plant is fully operational. USA will operate the plants and the Company shall have the exclusive right to purchase all bio-diesel fuel produced at the plants.

The Company's initial contribution to USA will be: (i) the costs of construction of each of the plants (estimated to be $1.5 million each) and related equipment necessary for operating the plants, all of which, after construction of the plants shall be owned by the Company; (ii) initial capital by means of a loan to USA for funding the operations of USA; (iii) the facilities at which the plants are to be constructed; and (iv) office facilities and access to office technology for the Company. BEA's initial contribution to USA will be: (i) the license design, engineering plans and technology and related costs and expenses necessary to construct and operate the plants at the facilities; (ii) access to equipment supplier purchase agreements for equipment for the plants; (iii) access to soy oil, methanol and other material purchasing agreements; (iv) for each plant constructed, nine months of training consisting of three months during the construction of each of the plants and three months during initial full production; and (v) exclusive territorial rights to the manufacturing process to be used at the plants. There were no contributions to USA by the Company through the date of this Report, and the Company has been advised that BEA is no longer in business.

Other Contingencies
Related to its 1999 purchase of the property on Route 46 in Rockaway, New Jersey, the Company settled a lawsuit with a former tenant of the property and received a lump sum settlement of $397,500. This sum was placed in an attorney's escrow account for payment of all environmental remediation costs. Through March 31, 2007, the Company has been reimbursed for $290,000 of costs and another $87,000 are un-reimbursed and are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet at March 31, 2007 and must be presented to the attorney for reimbursement. The environmental remediation is still in progress on this property. The majority of the free standing product has been extracted from the underground water table. The remainder of the remediation will be completed over the course of the next eight to ten years using natural attenuation and possible bacterial injection.  Based upon the information available to the Company as of the date of this Report, in the opinion of the Company's management, the amount remaining available in the trust is sufficient to fund the remaining remediation.

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

During the year ended June 30, 2006, certain officers of the Company exercised stock options for the purchase of 100,000 shares of the Company’s stock at an exercise price of $6.68 per share that would have resulted in additional compensation to them if, at the time of exercise, the stock was either not subject to a substantial risk of forfeiture or transferable.  The Company has concluded that the stock received upon exercise was subject to a substantial risk of forfeiture and not transferable until the time of sale.  Since the sales price of the stock was less than the exercise price, the Company has further concluded that there is no additional compensation that would be subject to income tax withholdings for inclusion in payroll tax returns. There can be no assurance that the Internal Revenue Service (“IRS”) will agree with the Company’s position.  In the event that the IRS does not agree, the Company estimates that its maximum exposure for income tax withholdings will not exceed $85,000 excluding any potential interest and penalties.  In addition, the Company has not yet filed certain SEC filings related to these option exercises.

On December 8, 2006, the Company commenced an action in the Superior Court of California, for the County of Los Angeles against Summit Ventures, Inc. (“Summit”), Mark Roy Anderson (“Anderson”), the principal of Summit and four other companies controlled by Anderson, Camden Holdings, Inc., Summit Oil and Gas, Inc. d/b/a Nevada Summit Oil and Gas, Harvest Worldwide, LLC and Harvest Worldwide, Inc. seeking to compel the return of 142,857 shares (the “Shares”) of the Company’s common stock issued to Summit.  The shares were issued to Summit in connection with a consulting agreement the Company had entered into with Summit in January 2005 (Also see Note 5). The complaint also sought damages as a result of Summit’s and Anderson’s breach of contract, fraud, and misrepresentation with respect to the consulting agreement.  On June 28, 2007, Summit and Anderson interposed a cross-complaint against the Company, Greg Frost, the Company’s Chief Executive Officer and Chairman, Chris Westad, the Company’s President, Frank Nocito, Vice President of Business Development for the Company, Stephen Chalk, a Director of the Company and Timothy Harrington, the former Chief Executive Officer of the Company. On October 10, 2007, the Company settled the Anderson Litigation (See Note 22).

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

Note 19 - Related Party Transactions

Acquisition of Assets of All American
The Company entered into an Asset Purchase Agreement dated as of June 16, 2005 (which was originally contemplated as a stock purchase agreement) ("Purchase Agreement") with all of the stockholders (and then with All American with respect to the Purchase Agreement) (the "Sellers") of All American in connection with the Company's acquisition of substantially all the operating assets (not including real estate properties) of All American. This transaction was approved on August 29, 2006 at a special meeting of the Company's stockholders and was consummated on May 30, 2007. In accordance with applicable Delaware law, the transaction was approved by at least two-thirds (2/3) of the disinterested stockholders of the Company.  Under the terms of the Purchase Agreement, upon closing, the Company issued an aggregate of 11,666,667 shares of the Company’s unregistered and restricted common stock.   Of the 11.67 million shares, 10 million shares were issued directly to All American and the remaining 1,666,667 shares were issued in the name of All American in escrow pending the decision by the Company’s Board of Directors relating to the All American secured debentures described below in “All American Financing”. The Company purchased the operating businesses of eleven truck stop plazas owned and operated by All American. The acquisition included all assets comprising the eleven truck plazas other than the underlying real estate and the buildings thereon. The Company also assumed all liabilities related to the operations of those truck stops. The Company did not assume any liabilities related to the underlying real estate. In addition, the obligations of All American to the Company relating to the notes and other amounts as described in these condensed consolidated financial statements survive the business combination (See Note 2). The financial information related to the assets acquired and liabilities assumed is not yet available.  The shares of the Company were valued at a fixed price of $3.00 per share for purposes of the Purchase Agreement.  The share price of the Company’s common stock as of May 30, 2007 as quoted on the Pink Sheets was $1.65.

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

Notes and Loans to All American
The Company loaned All American $1,730,000, as evidenced by a promissory note dated July 27, 2005, which had a maturity date of January 15, 2008. As of March 31, 2007, the note is still outstanding and is currently in process of being extended. Interest income related to this note for the three and nine month periods ended March 31, 2007 was $40,525 and $123,375, respectively, and accrued interest receivable as of that date is $193,950. The note and accrued interest receivable in the amount of $1,923,950 have been classified as contra-equity on the accompanying condensed consolidated balance sheet as of March 31, 2007.

On May 19, 2006, the Company entered into a letter of interest agreement with Manns Haggerskjold of North America, Ltd.  ("Manns"), for a bridge loan to the Company in the amount of $35,000,000 and a possible loan in the amount of $1.5 million based upon the business combination with All American ("Manns Agreement"). The terms of the letter of interest provided for the payment of a commitment fee of $750,000, which was non-refundable to cover the due-diligence cost incurred by Manns. On June 23, 2006, the Company advanced to Manns $125,000 toward the Manns Agreement due diligence fee. During the period from July 7, 2006 through November 17, 2006, the Company advanced an additional $590,000 toward the Manns Agreement due diligence fee. The amount outstanding relating to these advances as of March 31, 2007 was $715,000.  As a result of not obtaining the financing (see below), the entire $715,000 was expensed to amortization of deferred financing costs in the nine month period ended March 31, 2007.

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

On July 5, 2006, the Company loaned $905,000 of the Laurus proceeds to All American (See Note 16).  Interest income on the note for the three months and nine month periods ended March 31, 2007 was $25,622 and $76,871, respectively.  The note and accrued interest of $913,826 have been classified as contra-equity on the Company's condensed consolidated balance sheet as of March 31, 2007.

In consideration for the loan, All American has granted the Company an option, (the “Option") exercisable in the Company's sole discretion, to acquire 80% of the CCIG stock All American acquired from CCIG pursuant to a Share Exchange Agreement. In addition, in the event that the Company exercises the Option, 80% of the outstanding principal amount of the All American note will be cancelled and shall be deemed fully paid and satisfied. The remaining principal balance of the All American note and all outstanding and accrued interest on the loan shall be due and payable one year from the exercise of the Option. The Option must be exercised in whole and not in part and the Option expires on July 5, 2008. In the event the Company does not exercise the Option, the All American note shall be due in two years, on July 6, 2008, unless the Company has issued a declaration of intent not to exercise the Option, in which case the All American note shall be due one year from such declaration. The Company has determined, that given the lack of liquidity in the shares of CCIG and the lack of information in regard to the financial condition of CCIG, that this option has no value and has not been recorded by the Company.

On August 14, 2006, the Company loaned All American $600,000. On August 30, 2006, All American repaid the $600,000 plus interest in the amount of $2,684.

The Company receives rent from All American for office space occupied by All American in the Company’s New York City offices.  The Company has reduced gross rent expense included in sales, general and administrative expenses in the condensed consolidated statements of operations in the amount of $26,557 and $80,888, for the three and nine month periods ended March 31, 2007, respectively.  Of these amounts, $44,667 of rental payments remain outstanding and were classified as contra-equity on the Company's condensed consolidated balance sheet as of March 31, 2007.

Notes Receivable–Related Party
In connection with two loans entered into by the Company in May 2005, fees in the amount of $167,500 were paid to Unison Capital Corporation ("Unison"), a company controlled by Mr. Nocito, an officer of the Company. This individual also has a related-party interest in All American. Subsequent to the payments being made and based on discussions with Unison, it was determined the $167,500 was to be reimbursed to the Company over a twelve month period beginning in October 2005. As of March 31, 2007, no payments have been made and this note is still outstanding. The Company has extended the maturity date of the note to January 15, 2008, which is in the process of being extended, and the note has been personally guaranteed by Mr. Nocito.  Interest income related to this note was $2,513 and $7,578 for the three and nine months ended March 31, 2007, respectively. As of March 31, 2007 accrued interest receivable was $19,274. The note and accrued interest in the amount of $186,774 have been classified as contra-equity in the accompanying condensed consolidated balance sheet as of March 31, 2007.

Note Payable - Related Party
On February 22, 2005, the Company borrowed $500,000 from Able Income Fund, LLC ("Able Income"), which is partially-owned by the Company's former CEO, Timothy Harrington. The note from Able Income bore interest at the rate of 14% per annum payable interest only in the amount of $5,833 per month with the principal balance and any accrued unpaid interest due and payable on May 22, 2005. The note was secured by a mortgage on property located in Warrensburg Industrial Park, Warrensburg, New York, owned by Able Energy New York, Inc. Able Income agreed to surrender the note representing this loan on October 14, 2005 in exchange for 57,604 shares of Able common stock based on a conversion price equal to 80% of the average closing price of our common stock during the period October 3, 2005 to October 14, 2005.  Interest expense related to the note payable paid to Able Income was zero and $17,500 during the three and nine month periods ended March 31, 2006, respectively. Note conversion expense related to this note was zero and $125,000 for the three and nine month periods ended March 31, 2006, respectively.

Fuel Supply Contract
During December 2006, the Company entered into a Fuel Purchase agreement with All American. Under the agreement, the Company pre-paid $350,000 to All American in exchange for fuel purchased pursuant to this agreement to be provided by All American at a $.05 per gallon discount from the Newark, New Jersey daily spot market price. All American has satisfied $338,942 of its obligations under this agreement as of March 31, 2007. The prepaid balance under the agreement at March 31, 2007 was $11,058 and is included as receivable from a related party in the condensed consolidated balance sheet at March 31, 2007.

Change in Officers Status
On September 28, 2006, Gregory Frost, gave notice to the Board of Directors that he was taking an indefinite leave of absence as Chief Executive Officer of the Company and resigned as Chairman of the Board.  Mr. Christopher P. Westad, the acting Chief Financial

Officer of the Company, was designated by the Board to serve as acting Chief Executive Officer. In connection with Mr. Westad's service as acting Chief Executive Officer, Mr. Westad stepped down, temporarily, as acting Chief Financial Officer. The Board designated Jeffrey S. Feld, the Company's Controller, as the acting Chief Financial Officer. Mr. Feld has been with the Company since September 1999.  Mr. Frost resumed his duties as Chief Executive Officer effective May 24, 2007.  Mr. Westad remained the President of the Company and Mr. Feld continued in his role as acting Chief Financial Officer. The Company had further management changes on September 24, 2007 (See Note 22).

Note 20 - Product Information

The Company sells several types of products and provides services. The following are revenues by product groups and services for the three and nine month periods ended March 31, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

# 2 Heating oil	$24,556,187	$19,989,061	$44,407,499	$41,219,933

Gasoline, diesel fuel,
kerosene, propane and lubricants	4,096,614	5,517,944	14,891,934	18,150,057

Equipment
sales, sevices and installation	713,795	758,360	2,168,732	2,483,902
Net Sales	$29,366,596	$26,265,365	$61,468,165	$61,853,892

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

The impact of the purchase of the Horsham Franchise on the condensed consolidated balance sheet and the results of operations of the Company is immaterial, therefore no proforma information is included in the footnotes to these condensed consolidated financial statements.

The customer lists are included in intangible assets on the condensed consolidated balance sheet as of December 31, 2006 and are being amortized over a 15 year period (See Note 9).

The purchase agreement called for a down payment by the Company of $128,000, a 5 year, 7.0% per annum note in favor of the seller in the amount of $345,615 and the offset of money owed by the seller to the buyer of $290,560. In addition, the sellers paid to the Company $237,539 of monies collected in advance by Able Oil Montgomery relating to customer per-purchase payments.

In addition, Able entered into a consulting agreement with Drew Schmidt, owner of Able Oil Montgomery Inc., to assist Able with the transition and on-going development of the Horsham business. The term of this agreement was from December 13, 2006 to April 14, 2007 at a rate of $6,000 per month.

The following unaudited proforma income statement represents consolidated results of operations of the Company had the acquisition of All American Plazas and Able Oil Montgomery Inc. occurred at the beginning of the earliest period presented:

	Three month period ended:		Nine month period ended:
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Net Revenue	$79,499,346	$68,892,618	$211,004,797	$195,217,200
Net loss	$(2,000,505)	$(2,698,130)	$(8,744,512)	$(7,043,750)
Basic and Diluted Earnings (loss) per Share	$(0.64)	$(0.92)	$(2.79)	$(2.66)

The above proforma information does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or the results which may occur in the future.

Note 22 - Subsequent Events

Purchase of All American
On May 30, 2007, the Company completed its previously announced business combination between All American Plazas, Inc. (“All American”) and the Company whereby the Company, in exchange for an aggregate of 11,666,667 shares of the Company’s restricted common stock, purchased the operating businesses of eleven truck stop plazas owned and operated by All American. 10 million shares were issued directly to All American and the remaining 1,666,667 shares were issued in the name of All American in escrow pending the decision by the Company’s Board of Directors relating to the assumption of certain All American secured debentures. The acquisition included all assets comprising the eleven truck plazas other than the underlying real estate and the buildings thereon.  Information related to assets acquired and liabilities assumed has not been finalized as of the date of this filing. Accordingly, the effect of the acquisition on the liquidity of the Company is not readily determinable. However, the Company anticipates that the business combination will result in greater net revenue and reduce overall operational expenses by consolidating positions and overlapping expenses.  The Company also expects that the combination will result in the expansion of the Company’s home heating business by utilizing certain of the truck plazas as additional distribution points for the sale of the Company’s products. Additionally, the Company expects that the business combination will lessen the impact on seasonality on the Company’s cash flow since the combined Company will generate year-round revenues.

Purchase Commitments
The Company is obligated to purchase #2 heating oil under various contracts with its suppliers. Subsequent to March 31, 2007, the Company entered into additional contracts in the amount of $3,299,000, which expire at various dates through May, 2008. See Note 18 for contracts entered into prior to March 31, 2007.

Change of Officers
On September 24, 2007, the Company’s Board of Directors appointed (i) Richard A. Mitstifer, the former President of  All American as President of the Company; (ii) William Roger Roberts, the former Chief Operating Officer of All American, as the Company’s Chief Operating Officer; (iii) Daniel L. Johnston, the former Controller of All American, as Chief Financial Officer of the Company; and (iv) Louis Aponte, the President of All American Industries, Inc. and all American Realty and Construction Corp., which are affiliates of  All American specializing in real estate development and construction, as the Company’s Vice-President of Special Projects. The Board also promoted Frank Nocito, the Company’s Vice-President of Business Development, to Executive Vice-President and expanded his duties to include heading the Company’s expansion into alternative and clean energy fuels and products. Mr. Nocito is the controlling person of the Cheldnick Family Trust, the largest shareholder of the Company. Messrs. Mitstifer, Roberts and Aponte were officers of All American in June 2005 when the Company entered into an asset purchase agreement with All American, pursuant to which the Company agreed to acquire substantially all of All American’s assets and assume all liabilities of All American other than mortgage debt liabilities. They were also officers of All American at the time the transaction closed in May 2007. Effective September 24, 2007, Christopher P. Westad stepped down as President of the Company and Jeffrey Feld stepped down as Acting Chief Financial Officer of the Company. The Board subsequently appointed Mr. Westad as the President of the Company’s home heating oil subsidiaries, namely Able Oil, Inc., Able Energy New York, Inc. and Able Oil Melbourne, Inc.

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

Prior to the business combination between the Company and All American (now known as All American Properties, Inc.), All American entered into a loan agreement with Credit Cash, which was an advance against credit card receivables at the truck stop plazas then operated by All American.  As a result of the business combination, this obligation was assumed by the Company’s newly formed, wholly-owned subsidiary, All American Plazas, Inc. (“Plazas”) as it became the operator of the truck stop plazas. Credit Cash, while acknowledging the business combination, has continued to obligate both All American and Plazas in their loan documents as obligors of the loan.

On July 16, 2007, Credit Cash agreed to extend further credit of $400,000 secured by the credit card receivables at the truck stops operated by Plazas.  This July 16, 2007 extension of credit agreement was in addition to and supplemented all previous agreements with Credit Cash. Terms of the original loan and extensions called for repayment of $1,010,933 plus accrued interest which will be repaid through Credit Cash withholding 15% of credit card collections from the operations of the truck stop plazas until the loan balance is paid in full. The interest rate is prime plus 3.75% (12% at March 31, 2007). There are certain provisions in the agreement, which allows the Lender to increase the withholding, if the amount it is withholding is not sufficient to satisfy the loan in a timely manner. The outstanding balance of the loan as of October 31, 2007 was $321,433 plus accrued interest. However, on November 2, 2007 and again on January 18, 2008, Credit Cash again agreed to extend an additional credit in the amount of $1,100,000 and $600,000, respectively. Terms of the agreement are the same as the prior July 16, 2007 financing.

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

Related Party Transactions
On December 10, 2007, All American concluded a refinancing allowing them to repay $910,000 on their note to the Company (See Note 19 on related party note).

Fuel Financing
On October 17, 2007, the Company entered into a loan agreement with S&S NY Holdings, Inc. for $500,000 to purchase #2 heating fuel. The term of the agreement is for 90 days with an option to refinance at the end of the 90 day period for an additional 90 days. The repayment of the principal amount will be $.10 cents per gallon of fuel sold to the Company’s customers excluding pre-purchase gallons. An additional $.075 per gallon will be paid as interest. The agreement also provides that in each 30 day period the interest amount can be no less than $37,500.00.  As of January 17, 2008 the Company had repaid $100,000 and exercised its right to refinance the amount until March 31, 2008. The Company is currently in the process of renegotiating the terms of this agreement.

On December 20, 2007, the Company entered in to a second loan agreement with S&S NY Holdings, Inc for $500,000 to purchase #2 heating fuel.  The term of the agreement is thru March 31, 2008.  The repayment of principle is not due until the maturity date.  An additional $.075 per gallon will be paid as interest. The agreement also provides that in each 30 day period the interest amount can be no less than $37,500. The Company is currently in the process of renegotiating the terms of this agreement.

On October 5, 2007, All American reclassified all outstanding trade payables with TransMontaigne, a supplier of fuel to a note payable in the amount of $15.0 million.  Interest at the rate of 8% is being accrued on all past due amounts as of October 5, 2007.  In addition, an amount of $1,550,000.00 was added to the note to begin a prepaid purchase program whereby All American will prepay for its fuel prior to delivery.  Repayment of this note is to commence on or about March 15, 2008 with a 25 year amortization schedule with a maturity of November 15, 2009. If a threshold payment is made on or before March 15, 2008 and before August 15, 2008 (after initial 25 year amortization begins) in the amount of $3.0 million then a new 25 year amortization schedule will commence effective July 31, 2009 and mature on March 31, 2011.  Collateral on this note are certain properties owned by All American. The Company is currently in the process of renegotiating the terms of this agreement.

On February 22, 2008, the Company increased an existing credit line by executing a Fuel Purchase Loan (“FPL”) agreement with Entrepreneur Growth Capital (“EGC”).  The increase, in the amount of $0.5 million, is a further extension of credit under an existing May 13, 2005 agreement between the Company and EGC (the “Loan Agreement”) (See Note 13).  In addition to the general terms of the Loan Agreement, under the repayment terms of the FPL, EGC will reduce the loan amount outstanding by applying specific amounts from the Company’s availability under the Loan Agreement.  These amounts start at $2,500 per business day, commencing March 1, 2008, gradually increasing to $10,000 per business day on June 1, 2008 and thereafter until the FPL is paid in full.  In further consideration for making the FPL, commencing February 22, 2008, EGC shall be entitled to receive a revenue share of four cents ($0.04) per gallon of fuel purchased with the FPL funds, subject to a $5,000 per week minimum during the first seven weeks of the program.

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

On January 7, 2008, the Company, its Chief Executive Officer, Gregory D. Frost, and its Vice-President of Business Development, Frank Nocito, were served with a summons and complaint in a purported class action complaint filed in the United States District Court, District of New Jersey. This action, which seeks class certification, was brought by shareholders of CCI Group, Inc. (“CCIG”). The complaint relates to a Share Exchange Agreement (the “Share Exchange Agreement”), dated July 7, 2006, between All American Properties (f/k/a All American Plazas, Inc.) (“All American”) with CCIG, pursuant to which seventy percent (70%) of the outstanding and issued shares of CCIG were exchanged into 618,557 shares of the Company which were owned by All American of which 250,378 shares were to be distributed to the shareholders of CCIG and the balance of the shares were to be used to pay debts of  CCIG.  Neither the Company nor Messrs. Frost or Nocito were parties to the Share Exchange Agreement. All American remains the largest shareholder of the Company. The Share Exchange Agreement was previously disclosed by the Company in its Current Report on Form 8-K filed with the SEC on July 7, 2006 as part of a disclosure of a loan by the Company to All American.

Each of the Company and Messrs. Frost and Nocito believes it/he has defenses against the alleged claims and intends to vigorously defend itself/himself against this action and have filed a motion to dismiss the compliant.  As of the date of this Report, the time within which the plaintiffs may respond to the motion has not expired.

Consulting Agreement
On August 27, 2007 the Company entered into a service agreement with Axis Consulting Services, LLC. The agreement calls for Axis Consulting to develop a marketing plan (phase 1) and manage (phase 2) “The Energy Store” (an e-commerce retail sales portal for energy products and services). During phase 1, the terms are $2,750 per month and once phase 2 commences an amount of $5,600 per month. This agreement ends on December 31, 2008.  Axis Consulting’s President (Joe Nocito) has a direct relationship as the son of the Company’s Executive Vice-President Frank Nocito.

SEC Formal Order of Private Investigation
On August 31, 2007, the Company was served with a second subpoena duces tecum (the “Second Subpoena”) from the Securities and Exchange Commission (“SEC”) pursuant to the Formal Order of Investigation issued by the SEC on September 7, 2006 (See note 18). The Company continues to gather, review and produce documents to the SEC and is cooperating fully with the SEC in complying with the Second Subpoena. As of the date of this Report, the Company has produced documents in response to the Second Subpoena and the Company expects to produce additional documents in response to the Second Subpoena as soon as practicable. As of the date of this Report, the Company is not aware of any information that has been discovered pursuant to the Formal Order of Investigation which would indicate that the Company or any of its officers and directors was guilty of any wrongdoing.

Changes in Registrant's Certifying Accountant
On August 13, 2007, the Company dismissed Marcum & Kliegman, LLP as its independent registered public accounting firm. The report of Marcum & Kliegman, LLP on the Company's financial statements for the fiscal year ended June 30, 2006 (“FY 2006”) was modified as to uncertainty regarding (1) the Company’s ability to continue as a going concern as a result of, among other factors, a working capital deficiency as of June 30, 2006 and possible failure to meet its short and long-term liquidity needs, and (2) the impact on the Company’s financial statements as a result of a pending investigation by the SEC of possible federal securities law violations with respect to the offer, purchase and sale of the Company’s securities and the Company’s disclosures or failures to disclose material information.

The Company’s Audit Committee unanimously recommended and approved the decision to change independent registered public accounting firms.

In connection with the audit of the Company’s financial statements for FY 2006, and through August 13, 2007, there have been no disagreements with Marcum & Kliegman, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum & Kliegman, LLP would have caused it to make reference to the subject matter of such disagreements in connection with its audit report. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. On August 24, 2007, Marcum & Kliegman, LLP sent a responsive letter to the Current Report on Form 8-K dated August 13, 2007, filed by the Company, which discussed the Company’s termination of Marcum and Kliegman, LLP as its auditors. This responsive letter claimed that there were two reportable events.  The Company filed an amended Form 8-K Report acknowledging one reportable event that Marcum and Kliegman, LLP had advised the Company of material weaknesses in the Company’s internal controls over financial reporting. The Company added disclosure in the Amended 8-K to reflect this reportable event. This reportable event occurred in conjunction with Marcum & Kliegman’s audit of the consolidated financial statements for the year ended June 30, 2006 and not, as stated in the Auditor’s Letter, in conjunction with Marcum & Kliegman’s “subsequent reviews of the Company’s condensed consolidated financial statements for the quarterly periods ended September 30, 2006 and December 31, 2006.” In June 2007, when Marcum & Kliegman began its review of the Company quarterly financial statements for the periods ended September 30, 2006 and December 31, 2006, the Company had already disclosed the material weakness in its internal controls over financial reporting in the Company’s annual Report on Form 10-K for the year ended June 30, 2006 (filed on April 12, 2007). Further, no such advice of these material weaknesses over internal controls was discussed, in writing or orally, with the Company by representatives of Marcum & Kliegman during the review of such quarterly financial statements.

The Company engaged Lazar Levine & Felix, LLP (“LLF”) as its new independent registered public accounting firm as of September 21, 2007. Prior to its engagement, LLF had been and continues to act as independent auditors for All American, an affiliate and the largest stockholder of the Company.

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

The Company is in the process of assembling the information required to determine the reportable impact, if any, of the sale of the Able Melbourne assets on the results of operations of the Company.  Therefore, no supplemental proforma information is included in the footnotes to these condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..

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

OVERVIEW

Able Energy, Inc. ("Able" or the “Company”) was incorporated in Delaware in 1997.  Able Oil, a wholly-owned subsidiary of Able, was established in 1989 and sells both residential and commercial heating oil and complete HVAC service to its heating oil customers. Able Energy NY, a wholly-owned subsidiary of Able, sells residential and commercial heating oil, propane, diesel fuel, and kerosene to customers around the Warrensburg, NY area. Able Melbourne, a wholly-owned subsidiary of Able, was established in 1996 and sells various grades of diesel fuel around the Cape Canaveral, FL area. PriceEnergy.com, Inc., a majority owned subsidiary of Able, was established in 1999 and has developed an internet platform that has extended the Company's ability to sell and deliver liquid fuels and related energy products.

CRITICAL ACCOUNTING POLICIES

We consider the following policies to be the most critical in understanding the judgments involved in preparing the condensed consolidated financial statements and the uncertainties that could impact the Company’s results of operations, financial condition and cash flows.

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

Additionally, we assess our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such indicators include changes in our business plans, a change in the extent or manner in which a long-lived asset is being used or in its physical condition or a current expectation that, more likely than not, a long-lived asset that will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, an impairment charge would be recorded for the excess of the carrying value of the asset over its fair value. Determination as to whether and how much an asset is impaired would necessarily involve numerous management estimates. Any impairment reviews and calculations would be based on assumptions that are consistent with our business plans and long-term investment decisions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date. The application of this pronouncement did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. In July and August 2006, the Company entered into two private placement agreements for convertible debentures and a note payable, a registration rights agreement and issued warrants in connection with the private placement (See Note 16 to the condensed consolidated financial statements). Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for uncapped liquidated damages, the Company determined that the registration rights is a derivative liability. The Company has measured this liability in accordance with SFAS No. 5.

In February 2006, the FASB issued SFAS No. 155 – “Accounting for Certain Hybrid Financial Instruments”, which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin ("SAB") No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 became effective in fiscal 2007. Adoption of SAB 108 did not have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2007 Compared To Three Month Period Ended March 31, 2006

Net sales for the three month period ended March 31, 2007 increased by $3.1 million or 11.8% to $29.4 million compared to $26.3 million in 2006.  This increase was primarily attributed to a $4.6 million increase in #2 Heating Oil sold due to the unusual cold weather in the 2007 period.  The increase was partially offset by a $1.4 million decrease in commercial fuel sales reflecting the loss of some of our commercial fuel customers during the 2007 period.  While we have initiated efforts to recover and or replace the lost commercial fuel customers and their former net sales, there is no assurance that we will be successful in our efforts.  The loss of the above noted commercial fuel customers did not have an impact on the Company’s valuation of our intangible asset, customer lists.

Gross profit was up 32.1% or $0.9 million to $3.7 million for the three month period ended March 31, 2007 compared to $2.8 million last year.  The increase was primarily due to the above noted increase in volume and margin related to #2 Heating Oil sales, resulting in an associated increase in gross profit as a percentage of net sales from 10.6% in the 2006 period to 12.5% in the 2007 period.

Selling, general and administrative expense for the three month period ended March 31, 2007 was $2.4 million compared to $2.7 million last year, a decrease of $0.3 million or 11.1%, which included a decrease in professional fees of $0.2 million.

Income (loss) from operations rose $1.1 million for the three month period ended March 31, 2007 to $1.0 million compared to an operating loss of $(0.1) million last year. The increase for the current period was primarily related to the above noted performance in sales of #2 Heating Oil.

Total other expenses dropped $0.7 million to a net expense of $0.5 million in the three month period ended March 31, 2007 from $1.2 million of expense last year. The drop in net expenses is primarily related to a $0.7 million decrease in financing costs related to the prior year amortization of debt discounts on convertible debentures and notes payable.

As a result of the above noted net favorable performance, net income rose $1.9 million for the three month period ended March 31, 2007 to $0.6 million versus a net loss of $(1.3) million last year.

Nine Month Period Ended March 31, 2007 Compared To Nine Month Period Ended March 31, 2006

Net sales for the nine month period ended March 31, 2007 remained almost flat, decreasing $0.4 million, or 0.6%, versus last year. Underlying the relatively flat performance was a $3.2 million, or 7.8%, increase in #2 Heating Oil sales, offset by a $3.3 million, or 18.1%, decrease in commercial fuel sales reflecting the loss of some of our commercial fuel customers during the 2007 period. While we have initiated efforts to recover and or replace the lost commercial fuel customers and their former net sales, there is no assurance that we will be successful in our efforts.

Gross profit increased $0.3 million and gross profit margin for the nine month period ended March 31, 2007 increased to 10.7% from 10.2% last year. The increase in gross profit margin was the result of improved fuel pricing, partially offset by a loss on future contracts, included in cost of sales, of $0.9 million.

Selling, general and administrative expense for the nine month period ended March 31, 2007 increased by $0.3 million, or 5.1%, compared to last year. We attribute this increase to an increase in professional fees of $0.4 million.

Depreciation and amortization expense for the nine month period ended March 31, 2007 decreased by $0.1 million, or 16.7%, compared to last year. This decrease was primarily related to a decrease in depreciation of machinery and equipment and decrease in depreciation and amortization of website development cost and computer hardware and software.

Total other expenses decreased to a net expense of $2.0 million in the nine month period ended March 31, 2007 from $3.4 million last year. The change was primarily related to a $1.7 million decrease in financing costs related to the prior year amortization of debt discounts on convertible debenture and notes payable partially offset by an increase in registration rights penalty of $457,000.

As a result of the above noted performance for the nine month period ended March 31, 2007, net income (loss) improved $1.3 million, or 29.2%, to a loss of $(3.3) million compared to $(4.6) million last year.

LIQUIDITY AND CAPITAL RESOURCES

While we had net income of $0.6 million for the three month period ended March 31, 2007, we incurred a net loss of $3.3 million and used cash in operations of $2.0 million for the nine month period ended March 31, 2007. Our principal sources of working capital have been the proceeds from public and private placements of securities, primarily consisting of convertible debentures and notes payable. During the three month period ended March 31, 2007, the Company secured $1.2 million from the proceeds of a note payable. During the nine month period ended March 31, 2007, the Company secured $4.2 million from the proceeds of convertible debentures and notes payable and $0.1 million in proceeds from option exercises. Other than for the day–to-day operations of the Company, $1.9 million, net, was expended for advances to related parties and repayment of loans during the nine month period ended March 31, 2007.

We had a working capital deficiency of $1.9 million at March 31, 2007 compared to a working capital deficiency of $0.4 million at June 30, 2006. The working capital decrease of $1.5 million was primarily due to an increase in the current liability for notes payable and convertible debentures financings, of which $1.5 million was advanced to All American which is recorded as contra-equity in these condensed consolidated financial statements.

These factors raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company will need some combination of the collection of notes receivable, new financing, restructuring of existing financing, improved receivable collections and/or improved operating results in order to maintain adequate liquidity.

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

As of February 29, 2008, the Company had a cash balance of $1.7 million, $1.2 million of available borrowings through its credit line facility and $0.6 million in obligations for funds received in advance under the pre-purchase fuel program. In order to meet our liquidity requirements, the Company is negotiating a second mortgage on our oil terminal located on Route 46 in Rockaway, New Jersey, through which the Company believes it may borrow an additional funds.

On March 20, 2007, the Company entered into a credit card receivable advance agreement with Credit Cash, LLC ("Credit Cash") whereby Credit Cash agreed to loan the Company $1.2 million. The loan is secured by the Company's existing and future credit card collections. Terms of the loan call for a repayment of $1,284,000, which includes a one-time finance charge of $84,000, over a seven-month period. This will be accomplished through Credit Cash withholding 18% of Credit Card collections of Able Oil Company and 10% of Credit Card collections of PriceEnergy.com, Inc. over the seven-month period which began on March 21, 2007. There are certain provisions in the agreement which allows Credit Cash to increase the withholding, if the amount withheld by Credit Cash over the seven-month period is not sufficient to satisfy the required repayment of $1,284,000.  Please refer to Part I, Item 1. Financial Information, Note – 22 “Subsequent Events-Credit Card Receivable Financing” for disclosure of additional transactions with Credit Cash, subsequent to March 31, 2007, that helped to improve the Company’s liquidity.

On May 30, 2007, the Company completed its previously announced business combination between All American Plazas, Inc. (“All American”) and the Company whereby the Company, in exchange for an aggregate of 11,666,667 shares of the Company’s restricted common stock, purchased the operating businesses of eleven truck stop plazas owned and operated by All American. 10 million shares were issued directly to All American and the remaining 1,666,667 shares were issued in the name of All American in escrow pending the decision by the Company’s Board of Directors relating to the assumption of certain All American secured debentures. The acquisition included all assets comprising the eleven truck plazas other than the underlying real estate and the buildings thereon.  Information related to assets acquired and liabilities assumed has not been finalized as of the date of this filing. Accordingly, the effect of the acquisition on the liquidity of the Company is not readily determinable. However, the Company anticipates that the business combination will result in greater net revenue and reduce overall operational expenses by consolidating positions and overlapping expenses.  The Company also expects that the combination will result in the expansion of the Company’s home heating business by utilizing certain of the truck plazas as additional distribution points for the sale of the Company’s products. Additionally, the Company expects that the business combination will lessen the impact on seasonality on the Company’s cash flow since the combined Company will generate year-round revenues.

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

Please refer to Part I, Item 1. Financial Information, Note – 19 “Related Party Transactions-All American Financing” for additional disclosure of a June 1, 2005, All American financing that may impact the Company’s future liquidity.

Please refer to Part II, Item 3. “Defaults Upon Senior Securities” for additional disclosure of two transactions, in July and August 2006, that may eventually have a negative impact the Company’s future liquidity.

Subsequent to March 31, 2007, the Company executed numerous financing agreements, sold certain assets and engaged in other activities to enhance its liquidity.  Please refer to Part I, Item 1. Financial Information, Note – 22 “Subsequent Events” for detailed disclosure of these activities.

The Company must also bring current each of its SEC filings as part of a plan to raise additional capital. In addition to the filing of this Form 10-Q for the quarter ended March 31, 2007, the Company must also complete and file its Annual Report on Form 10-K for the year ended June 30, 2007 and the subsequent Form 10-Q’s for the quarters ended September 30, 2007, December 31, 2007 and March 31, 2008.

There can be no assurance that the financing or the cost saving measures as identified above will be satisfactory in addressing the short-term liquidity needs of the Company. In the event that these plans can not be effectively realized, there can be no assurance that the Company will be able to continue as a going concern.

CONTRACTUAL OBLIGATIONS

The following schedule summarizes our contractual obligations as of March 31, 2007 in the periods indicated.

		Less Than			More then
Contractual Obligation	Total	1 Year	1-3 Years	3-5 years	5 years

Long term debt	$8,373,029	$2,241,028	$3,038,689	$296,279	$2,797,033
Capital lease obligations	1,197,075	$371,779	588,393	236,903	-
Operating leases	431,094	$211,234	219,860
Unconditional purchase obligations	547,226	$547,226	-	-	-
Other long term obligations	202,675	$202,675	-	-	-
Total contractual obligations	$10,751,099	$3,573,942	$3,846,942	$533,182	$2,797,033

Excluded from the long-term debt line above are discounts on convertible debentures of $2,332,000.  Also excluded from the table above are estimated interest payments on long-term debt and capital leases of $624,000, $718,000, $378,000 and $1,898,000 for the periods less than 1 year, 1-3 years, 3-5 years and more than 5 years, respectively. In addition, excluded from above are unconditional purchase obligations of $3,299,000 that the Company entered into subsequent to March 31, 2007

As of March 31, 2007, there were no other off balance sheet arrangements.

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

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. All of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. At March 31, 2007, the Company had $6.6 million of outstanding long-term debt, capital leases and convertible debentures and notes payable. Although the Company's assets included $1.2 million in cash, the market rate risk associated with changing interest rates in the United States is not material.

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

a)
Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer and several other members of the Company's senior management at March 31, 2007. Based on  this evaluation, and as noted below, the Company's Chief Executive Officer and Acting Chief Financial Officer concluded that as of  March 31, 2007, the Company's disclosure controls and procedures were not effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the Reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Acting Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

b)
Changes in Disclosure Controls and Procedures: The Company identified a weakness during the preparation of the June 30, 2006 Form 10-K. The weakness related to the Company’s loss of its then Chief Financial Officer and the appointment of an Acting Chief Financial Officer.  During the preparation of the June 30, 2006 Form 10-K and during the three quarterly periods  ended March 31, 2007, the Company retained independent consultants with experience in public company disclosure requirements to assist the Chief Executive Officer and the Chief Financial Officer in their respective duties during the review, preparation and disclosures required in SEC rules and regulations.  As of the filing of this Form 10-Q, under the new Chief Financial Officer appointed as of September 24, 2007, the Company continues to engage independent consultants with experience in public company disclosure requirements to assist such officers in their respective duties during the review, preparation and disclosures required in SEC rules and regulations.

PART II. OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

Please refer to the “Litigation” section of Part 1. Item 1. Note 22 – Subsequent Events for the disclosure of changes in the Company’s legal matters.

ITEM 1A.  RISK FACTORS

There  have  been no material changes from the risk factors  previously disclosed  in our Annual  Report on Form 10-K  for the year ended June 30, 2006.

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

In conjunction with $2,000,000 of convertible debentures issued on August 2006, the Company had agreed to file a registration statement within forty-five days or September 22, 2006, covering the resale of the shares of common stock underlying the convertible debentures and warrants issued to the investors, and by October 15, 2006, to have such registration statement declared effective. The registration rights agreement with the investors provides for partial liquidated damages in the case that these registration requirements are not met. From the date of violation, the Company is obligated to pay liquidated damages of 2% per month of the outstanding amount of the convertible debentures, up to a total obligation of 24% of such obligation. The Company has not yet filed a registration statement regarding these securities. Accordingly, through March 16, 2008, the Company has incurred a liquidated damages obligation, including interest, of approximately $563,000, none of which has been paid. The Company is obligated to continue to pay 18% interest per annum on any damage amount not paid in full within 7 (seven) days.  As of the date of this Report, the Company has not filed a registration statement and the holder has not yet waived its rights under this agreement. However, the Company has not received a default notice from the lender on these matters.

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

Able Energy, Inc.

By	/s/ Gregory D. Frost
Gregory D. Frost
Chief Executive Officer and Chairman of the Board
General Counsel

By	/s/ Daniel L. Johnston
Daniel L. Johnston
Chief Financial Officer

April 2, 2008