Form 10-K
period 2007-06-30
ABLE ENERGY INC
filed 2008-11-17
CIK 1065728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-15035

ABLE ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3520840
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification No.)

198 Green Pond Road
Rockaway, NJ	07866
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (973) 625-1012

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par value $.001 Per Share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2.1 million on December 31, 2006, based on the last reported sales price of the registrant’s common stock on the Pink Sheets on such date. All executive officers, directors and 10% or more beneficial owners of the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, “affiliates” of the registrant.

As of October 16, 2008, there were 14,965,389 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

ABLE ENERGY, INC. AND SUBSIDIARIES
FORM 10-K
For the Years Ended
June 30, 2007 and 2006

Explanatory Note

The consolidated financial statements for the year ended June 30, 2006 of the Registrant contained in this Annual Report were audited by Marcum & Kliegman LLP (“M&K”), the Registrants predecessor independent registered public accounting firm whose report was dated April 4, 2007.  M&K has not withdrawn its report dated April 4, 2007 contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 12, 2007.  However, M&K, has not separately consented to reissue its report for the fiscal year ended June 30, 2006 in this June 30, 2007 Annual Report on Form 10-K.

Furthermore, the Registrant intends to withdraw its Registration Statement on Form S-8 (File No. 333-50944), as amended, and will not deem securities issued listed in such registration statement to be registered under the Securities Act of 1933, as amended.

For additional information regarding the Registrant’s current litigation with M&K, please refer to Note 22 - Subsequent Events, Litigation to the Consolidated Financial Statements in Item 8 of this Annual Report and Part II, Item 9 (Changes in and Disagreements with Accountants on Accounting and Financial Disclosure) contained in this Annual Report.

PART I

Item 1. Business

Forward-Looking Statements

Certain matters discussed herein may constitute forward-looking statements and as such may involve risks and uncertainties.  In this Report, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify certain forward-looking statements.  These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision.  Our actual results, performance, or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements.  For discussion of the factors that might cause such a difference, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation”.  We undertake no obligation to update or revise such forward-looking statements.

General

Able Energy, Inc. (“Able”) was incorporated on March 13, 1997, in the state of Delaware. Its current subsidiaries are Able Oil Company, Inc. (“Able Oil”), Able Energy New York, Inc. (“Able NY”), Able Oil Melbourne, Inc. (inactive, as of February 8, 2008), (“Able Melbourne”), Able Energy Terminal, LLC, PriceEnergy.com Franchising, LLC (inactive), Able Propane, LLC (inactive), PriceEnergy.com, Inc. (“PriceEnergy”) and All American Plazas, Inc. (“Plazas”).  Able, together with its operating subsidiaries, are hereby referred to as the Company.

Overview

During the year ended June 30, 2007, the Company’s total revenues were $93.6 million.  The Company is engaged in two primary business activities, organized in two segments; the Oil Segment and the Travel Plaza Segment.

The Company’s Oil Segment, consisting of Able Oil, Able NY, Able Melbourne, Able Energy Terminal, LLC and PriceEnergy, is engaged in the retail distribution of, and the provision of services relating to, #2 home heating oil, propane gas, kerosene and diesel fuels. In addition to selling liquid energy products, the Company offers complete heating, ventilation and air conditioning (“HVAC”) installation and repair and other services and also markets other petroleum products to commercial customers, including on-road and off-road diesel fuel, gasoline and lubricants.  During the year ended June 30, 2007, the Oil Segment accounted for $74.1 million of the Company’s net revenues.  Please refer to Note 22 - Subsequent Events, found in the Notes to the Consolidated Financial Statements, for disclosure relating to the February 8, 2008 sale of the Able Melbourne assets and liabilities and the July 22, 2008 sale of 49% of the common stock of Able NY and the Company’s Easton and Horsham, Pennsylvania operations (“Able PA”) and the subsequent rights granted to the Company on October 31, 2008 to repurchase those shares of stock in Able NY and the interest in Able PA.

The Company’s Travel Plaza Segment, operated by Plazas, is engaged in the retail sale of food, merchandise, fuel, personal services, onsite and mobile vehicle repair, services and maintenance to both the professional and leisure driver through a current network of 10 travel plazas, located in Pennsylvania, New Jersey, New York and Virginia.  During the last one-month period in the year ended June 30, 2007, in which the results of the Travel Plaza Segment were included in the Company’s consolidated results, the Travel Plaza Segment accounted for $19.6 million of the Company’s net revenues.

Oil Segment

During the year ended June 30, 2007, sales of heating oil accounted for approximately 70% of the Oil Segment’s net revenues. The remaining 30% of revenues were from sales of gasoline, diesel fuel, kerosene, propane gas, home heating equipment services, central air conditioning sales and service and related sales. As of the date of this Annual Report, the Oil Segment currently serves approximately 29,000 home heating oil customers from three locations, which are located in Rockaway, New Jersey, Easton, Pennsylvania and Warrensburg, New York.

The Oil Segment also provides installation and repair of heating equipment as a service to its customers. The Oil Segment considers service and installation, repair and other services to be an integral part of its business. Accordingly, the Oil Segment regularly provides service incentives to obtain and retain customers. The Oil Segment provides home heating equipment repair service on a 24 hour-a-day, seven day-a-week basis, generally within four hours of request. Except in isolated instances, the Oil Segment does not provide service to any person who is not a customer as an incentive to become a customer of the Oil Segment.

The Oil Segment believes that it obtains new customers and maintains existing customers by offering full service home energy products at competitive prices, providing quick response refueling and repair operations, providing automatic deliveries to customers by monitoring historical use and weather patterns, and by providing customers a variety of payment options. The Oil Segment also regularly provides service incentives to obtain and retain customers. The Oil Segment aggressively promotes its services through a variety of direct marketing media, including mail and telemarketing campaigns, by providing discounts to customers who refer new customers to the Oil Segment, and through an array of advertising, including television advertisements, newspaper advertising, refrigerator magnets and billboards, which aim to increase brand name recognition.

The Oil Segment intends to expand its operations by acquiring select operators in the Oil Segment’s present markets as well as other markets, capturing market share from competitors through increased advertising and other means, diversifying its products, diversifying its customer base and replicating its marketing and service formula in new geographic areas. The Oil Segment may also enter into marketing alliances with other entities in product areas that are different from the Oil Segment’s current product mix.

Retail Fuel Oil Distribution

The Oil Segment's retail fuel oil distribution business is conducted through the Company’s subsidiaries Able Oil, Able NY and Able Melbourne (until February 8, 2008 at which time the Company sold the assets and certain of the liabilities of the Melbourne operation). The Oil Segment serves both residential and commercial fuel oil accounts. The Oil Segment sells premium quality #2 home heating oil to its residential customers offering delivery seven days a week. To its commercial customers, in addition to selling heating oil, the Oil Segment sells diesel fuels, lubricants, gasoline and kerosene. The Oil Segment also provides an oil burner service that is available 24 hours a day for the maintenance, repair and installation of oil burners. These services are performed on an as needed basis. Customers are not required to enter into service contracts to utilize the Oil Segment's service department; however, the Oil Segment does offer such service contracts, if desired.

Approximately 41% of the Oil Segment's customers receive their home heating oil pursuant to an automatic delivery system without the customer having to make an affirmative purchase decision. Based on each customer’s historical consumption patterns and prevailing weather conditions, the Oil Segment’s computers schedule these deliveries.  Customers can also order deliveries of home heating oil through the Oil Segment's website located at www.ableenergy.com, or the website of the Company's subsidiary, PriceEnergy at www.priceenergy.com. The Oil Segment delivers home heating oil approximately six times each year to the average customer. The Oil Segment bills customers promptly upon delivery or receives payment upon delivery. The Oil Segment’s customers can pay for fuel deliveries with cash, check, electronic account debit or credit card.

In addition, approximately 14% of the Oil Segment’s customers have an agreement that pre-establishes the maximum annual sales price of fuel oil and is paid by customers over a ten-month period in equal monthly installments. Such prices are renegotiated in April of each year and the Oil Segment has historically purchased fuel oil for these customers in advance and at a fixed cost.

The Oil Segment delivers with its own fleet of 35 custom fuel oil trucks, 3 propane trucks and 4 owner-operator fuel oil delivery trucks. The Oil Segment's fuel trucks have fuel capacities ranging from 3,000 to 8,000 gallons. Each vehicle is assigned to a specific delivery route, and services between 4 and 40 customer locations per day depending on market density and customers' fuel requirements. The Oil Segment also operates 23 Company-owned service vans and one owner-operated service van, which are equipped with state of the art diagnostic equipment necessary to repair and/or install heating equipment. The number of customers each van serves primarily depends upon the number of service calls received on any given day.

Able Oil

Able Oil was established in 1989 and is the Company's largest Oil Segment subsidiary, accounting for approximately 69% of the Oil Segment's total revenues for the year ended June 30, 2007.  Able Oil is headquartered in Rockaway, New Jersey, and serves approximately 16,000 oil customer accounts throughout northern New Jersey, primarily in Morris, Sussex, Warren, Passaic and Essex counties, from its distribution terminal in Rockaway, New Jersey and in Pennsylvania, primarily in Northampton and Lehigh counties and from its distribution terminal in Easton, Pennsylvania. Of these accounts, approximately 92% are residential customers and 8% are commercial customers.

Of the Oil Segment's 35 fuel oil trucks, 30 are reserved for use by Able Oil, of which 25 trucks operate from the Rockaway facility and 5 trucks operate from the Easton, Pennsylvania facility. In addition, Able Oil utilizes the services of five owner-operated trucks. Each owner-operator is under contract with the Company, which provides that each owner operator is responsible for all vehicle-operating expenses including insurance coverage.  All of the trucks, including the owner-operated trucks, are well marked with the Oil Segment's logo and contact information.

Able Oil's fuel oil delivery trucks, which operate from the Rockaway facility, and the owner-operator trucks, acquire fuel inventory at the Company's terminal facility in Rockaway, New Jersey. Dispatch of fuel oil trucks is conducted from the Rockaway terminal facility. Billing is conducted from the Company’s corporate headquarters in Rockaway.

The Rockaway and Newton (which is currently out of service) facilities have the capacity to store 3.0 million gallons and 200,000 gallons of fuel, respectively. During seasons where demand for heating oil is higher, or when wholesale oil prices are favorable, a slightly larger inventory is kept on hand. However, management generally believes that high inventory turnover enables the Oil Segment to rapidly respond to changes in market prices. Thus, management typically employs a "just in time" inventory practice and rarely stores fuel to capacity levels. Additional fuel oil purchases are made daily on the spot market using electronic funds transfers. Able Oil transports its fuel purchases from wholesale purchase sites to its Rockaway facility with two tractor-trailer tankers owned by the Oil Segment, and by other outside vendors that are contracted by the Oil Segment to provide additional fuel transport capacity.

Able Oil's oil burner service operates out of the Route 46 facility in Rockaway, New Jersey. Able Oil dispatches a total of 19 service vans, plus one owner-operated service van.

Please refer to Note 22 - Subsequent Events, found in the Notes to the Consolidated Financial Statements, for disclosure relating to the Company’s July 22, 2008 sale of 90% of its interest in Able Oil’s Easton and Horsham, Pennsylvania operations and the subsequent right granted to the Company on October 31, 2008 to repurchase that interest.

Able Melbourne

Able Melbourne (currently inactive, see below) was established in July 1996, and was located in Cape Canaveral, Florida. For the year ended June 30, 2007, revenues from Able Melbourne accounted for approximately 6.4% of the Oil Segment's total revenue. Able Melbourne was engaged primarily in the sale of diesel fuel for commercial fleet fueling and other on-road vehicles, and dyed diesel fuel, which was used for off-road vehicles and purposes, including commercial and recreational fishing vessels, heating oil, and generator fuel. Additionally, a small portion of Able Melbourne's revenue was generated from the sale of home heating oil, lubricant and lubricant products. Able Melbourne served approximately 200 customer accounts in Brevard County, Florida, primarily in the Cape Canaveral area.

Able Melbourne delivered fuel with two fuel delivery trucks, which were capable of storing 6,000 gallons of fuel, in the aggregate. Because Able Melbourne's peak season was at the opposite time of the year than the rest of the Oil Segment’s, during this season, Able Melbourne used one of Able Oil's trucks to meet its demand. Able Melbourne did not have facilities to store fuel oil beyond what was held on its trucks, and thus, purchased fuel inventory from local refineries. However, since Able Melbourne is located only three miles from the bulk storage facility, the lack of inventory capacity was not material to the Oil Segment's operations or revenue.

Please refer to Note 22 - Subsequent Events, found in the Notes to the Consolidated Financial Statements, for disclosure relating to the February 8, 2008 sale of the assets and certain liabilities of Able Melbourne.

Able NY

Able NY is engaged in the retail distribution of #2 home heating oil, in addition to kerosene, propane gas and propane gas equipment and also provides related services to its customer base in the Warren, northern Saratoga, and southern Essex Counties of upstate New York.

The retail and commercial heating oil and diesel fuel operations are similar to those of Able Oil.  Able NY has its office and storage located in an industrial park off of Route 9 in Warrensburg, New York.  There is storage capacity for 67,500 gallons of heating oil, kerosene and diesel.  This is currently the only Oil Segment location that stores and sells propane gas.  Propane gas can be used for virtually all household and business utility applications. Although burned as a gas, propane is transported as a liquid and stored in tanks that vaporize the liquid for use. Able NY provides its propane customers with such tanks, some at no charge, and by doing so, remains such customers’ exclusive supplier of propane. Able NY employs a delivery system similar to the Oil Segment's retail oil distribution business, whereby customers receive propane deliveries pursuant to an automatic delivery system without the customer having to make an affirmative purchase decision.  Based on each customer’s historical consumption patterns and prevailing weather conditions, Able NY’s computers schedule these deliveries.  A small percentage of its customers prefer to order refill deliveries on their own schedule and Able NY accommodates those requests as appropriate.

Able NY conducts its propane operations from its storage facility in Warrensburg, New York, which has 60,000 gallons of propane storage capacity. The delivery trucks have the capacity to deliver 3,000 gallons of propane, and can service approximately 35 customers per day. Able NY purchases wholesale propane on the spot market at local facilities and utilizes the services of contract carriers to bring the product to its Warrensburg facility.

Please refer to Note 22 - Subsequent Events, found in the Notes to the Consolidated Financial Statements, for disclosure relating to the Company’s July 22, 2008 sale of 49% of the common stock of Able NY and the subsequent right granted to the Company on October 31, 2008 to repurchase those shares of Able NY.

PriceEnergy

PriceEnergy started business in October 2000, and as of June 30, 2007 was a 67.3% owned subsidiary of Able.  As of the date of the filing of this Annual Report, the Company owns 92% of PriceEnergy. Please refer to Note 22 – Subsequent Events, found in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.  PriceEnergy was developed in order to bring about efficient transactions in the liquid fuels market by streamlining the ordering and delivery process utilizing Internet technology. PriceEnergy has developed a business technology platform that enables it to sell and deliver liquid fuels and related energy products. This has been possible by utilizing a branded distribution channel of dealers and the Oil Segment’s own delivery network. By leveraging its proprietary Internet technology and wireless dispatch platform, PriceEnergy has achieved cost leadership while providing it with a competitive advantage in the industry.

As of the date of this Annual Report, PriceEnergy has a network of 66 dealers in eight states in the Northeast and Mid-Atlantic regions. PriceEnergy customers order products and services from PriceEnergy over the Internet and then PriceEnergy computers forward the orders to the local dealer to schedule delivery on behalf of PriceEnergy.

During the period from July 28, 2006 to August 15, 2006, PriceEnergy entered into future contracts for #2 heating oil to hedge a portion of its forecasted heating season requirements. PriceEnergy purchased 40 contracts through a broker for a total of 1,680,000 gallons of #2 heating oil at an average call price of $2.20 per gallon. Due to warmer than average temperatures through the heating season, as of June 30, 2007, PriceEnergy experienced a substantial drop in fuel consumption and price, resulting in a loss on these contracts.  Through June 30, 2007, PriceEnergy deposited a total of $923,017 in margin requirements with the broker and realized a loss of $923,017 on 40 closed contracts representing 1,680,000 gallons.

PriceEnergy processed orders for approximately 9.2 million gallons of #2 home heating oil over the Internet through PriceEnergy.com in the fiscal year ended June 30, 2007.

Travel Plaza Segment

Acquisition of Travel Plaza Assets

On May 30, 2007, Able completed its business combination with its largest shareholder, All American Plazas, Inc., a Pennsylvania corporation.  Subsequent to the business combination, All American Plazas, Inc. changed its name to All American Properties, Inc. (“Properties”). This business combination resulted in Able acquiring the operating assets of eleven multi-use truck stop plazas, formerly operated by Properties, and assuming certain of Properties debt. (One of the acquired plazas, Strattanville, Pennsylvania, was subsequently shut-down in April, 2008 due to unprofitable operations at that site.)  Properties retained ownership of the underlying real property on which each of the acquired travel plazas was situated.  Able formed a new wholly-owned subsidiary, All American Plazas, Inc. (“Plazas”), a Delaware corporation, to operate the acquired plazas.  Able also acquired a ten year option to acquire any of the travel plaza real estate owned by Properties, providing that the Company assume all existing debt obligations related to the applicable properties.  The option has been valued at $5.0 million and is exercisable as long as the Plaza’s leases relating to the applicable real estate remain in effect.  The Plaza leases automatically renew, upon the mutual consent of Plazas and Properties, for consecutive one year terms so that the total term of each lease shall be for a period of ten years.

Able issued to Properties 10 million restricted shares of its common stock in consideration for the business combination, which was approved by more than 90% of Able's disinterested stockholders at a special meeting of Able's stockholders held on August 29, 2006.

In addition, Able issued 1,666,667 shares in the name of Properties, held in escrow. In the event that Able's Board, in exchange for additional consideration from Properties, agrees to assume Properties obligations as to certain convertible debentures it had previously issued, then the escrowed shares will be issued to the debenture holders that elect to convert their debentures into Able common stock, with any remaining escrowed shares to be released to Properties. The Board's determination to assume the convertible debentures will be based on whether or not the debenture holders elect to convert their respective debentures into shares of Able's common stock and the additional consideration to be provided by Properties. In the event that the debenture holders do not elect to convert or the Board does not agree to assume the debenture obligations, then all of the shares held in escrow will be released to Properties.

As a result of the closing of the business combination with Properties, as of May 30, 2007, Able had 14,808,090 shares of common stock issued and outstanding (which includes the 1,666,667 shares held in escrow). As of May 30, 2007, Properties was the owner of record of 12,666,667 shares of Able common stock, or approximately 85.5% of Able's outstanding shares. The closing price of Able's common stock on May 30, 2007 was $1.65.

Both Properties and its controlling stockholder have agreed to a voting lock-up of the shares that Properties holds in Able regarding election of member's of Able's Board until such time as Properties and its majority stockholder no longer hold a majority of Able's issued and outstanding shares of common stock.

Approximately 85% of the common stock of Properties is owned by the Chelednik Family Trust, a trust established by Frank Nocito, an officer of the Company, and his wife for the benefit of their family members.  In addition, pursuant to an agreement between the Chelednik Family Trust and Gregory Frost, through an entity controlled by him and his wife (Crystal Heights, LLC), Gregory Frost, the Company’s Chief Executive Officer and Chairman of the Board of Directors, is the beneficial holder of the balance of the outstanding common stock of Properties.

Travel Plaza Operations

The Company’s Travel Plaza Segment is engaged in the retail provision of food, merchandise, fuel, lodging (in select locations), personal services, onsite and mobile vehicle repair, services and maintenance to both the professional and leisure driver through a current network of 10 travel plazas, located in Pennsylvania, New Jersey, New York and Virginia.   Two of the locations are operated under a Petro franchise, three operate under the Gables brand name and the remaining travel plazas operate under the All American Plazas banner.  The Travel Plaza Segment’s operations range from full service facilities, such as the Milton Petro in Milton Pennsylvania, to facilities with more limited amenities, such as the Gables of Harrisburg, located in Harrisburg, Pennsylvania.  Full service facilities generally include separate gas and diesel fueling islands, lodging, truck maintenance and repair services, overnight parking with communication and entertainment pods, certified truck weighing scales, restaurants and travel and convenience stores offering an array of merchandise catering to the professional truck driver and other motorists.

Related Parties Financing

Properties Financing

On June 1, 2005, Properties completed a financing that, may impact the Company. Pursuant to the terms of the Securities Purchase Agreement (the "Agreement") among Properties and certain purchasers (“Purchasers”), the Purchasers loaned Properties an aggregate of $5,000,000, evidenced by Secured Debentures dated June 1, 2005 (the "Debentures").  The Debentures were due and payable on June 1, 2007, subject to the occurrence of an event of default, with interest payable at the rate per annum equal to LIBOR for the applicable interest period, plus 4% payable on a quarterly basis on April 1st, July 1st, October 1st and January 1st, beginning on the first such date after the date of issuance of the Debentures.  Upon the May 30, 2007 completion of the business combination with Properties and the Company’s board approving the transfer of the debt that would also require the transfer of additional assets from Properties as consideration for the Company to assume this debt, then the Debentures are convertible into shares of our common stock at a conversion rate of the lesser of (i) the purchase price paid by us for issuance of our restricted common stock for the assets of Properties upon completion of the business combination, or (ii) $3.00, subject to further adjustment as set forth in the agreement.

The loan is secured by real estate property owned by Properties in Pennsylvania and New Hampshire.  Pursuant to the Additional Investment Right (the “AIR Agreement”) among Properties and the Purchasers, the Purchasers may loan Properties up to an additional $5,000,000 of secured convertible debentures on the same terms and conditions as the initial $5,000,000 loan, except that the conversion price will be $4.00.  Pursuant to the Agreement, these Debentures are in default, as Properties did not complete the business combination with the Company prior to the expiration of the 12-month anniversary of the Agreement.

Subsequent to the consummation of the business combination, we may assume the obligations of Properties under the Agreement.  However, the Company’s board of directors must approve the assumption of this debt, which requires that Properties transfer additional assets or consideration for such assumption of debt.  Based upon these criteria, it is highly unlikely the Company will assume the obligations of Properties, including the Debentures and the AIR Agreement, through the execution of a Securities Assumption, Amendment and Issuance Agreement, Registration Rights Agreement, Common Stock Purchase Warrant Agreement and Variable Rate Secured Convertible Debenture Agreement, each between the Purchasers and us (the “Able Energy Transaction Documents”).  Such documents provide that Properties shall cause the real estate collateral to continue to secure the loan, until the earlier of full repayment of the loan upon expiration of the Debentures or conversion by the Purchasers of the Debentures into shares of our common stock at a conversion rate of the lesser of (i) the purchase price paid by us for issuance of our restricted common stock for the assets of Properties upon the completion of the business combination, or (ii) $3.00, (the “Conversion Price”), subject to further adjustment as set forth in the Able Energy Transaction Documents.  However, the Conversion Price with respect to the AIR Agreement shall be $4.00.  In addition, the Purchasers shall have the right to receive five-year warrants to purchase 2,500,000 of our common stock at an exercise price of $3.75 per share.  Pursuant to the Able Energy Transaction Documents, the Company also has an optional redemption right (which right shall be mandatory upon the occurrence of an event of default) to repurchase all of the Debentures for 125% of the face amount of the Debentures plus all accrued and outstanding interest, as well as a right to repurchase all of the Debentures in the event of the consummation of a new financing in which we sell securities at a purchase price that is below the Conversion Price.  The stockholders of Properties have agreed to escrow a sufficient number of shares to satisfy the conversion of the $5,000,000 in outstanding Debentures in full.  As of the date of this Annual Report, the Company has not assumed any of Properties’ obligations with respect to the Debentures.

July 27, 2005 Loan to Properties

The Company loaned Properties $1,730,000 as evidenced by a promissory note dated July 27, 2005. As of June 30, 2007, this note is still outstanding with a maturity date of June 15, 2007 which was extended on various dates until the note was paid-in-full on March 12, 2008. The interest income related to this note for the years ended June 30, 2007 and 2006 was $164,350 and $70,575, respectively.  The note and accrued interest receivable in the amount of $1,964,525 have been classified as contra-equity on the Company’s consolidated balance sheet as of June 30, 2007.

Manns Haggerskjold of North America, Ltd. (“Manns”) Agreement

On May 19, 2006, the Company entered into a letter of interest agreement with Manns, for a bridge loan to the Company in the amount of $35,000,000 and a possible loan in the amount of $100 million based upon the business combination with Properties ("Manns Agreement"). The terms of the letter of interest provided for the payment of a commitment fee of $750,000, which was non-refundable to cover the due-diligence cost incurred by Manns. On June 23, 2006, the Company advanced to Manns $125,000 toward the Manns Agreement due diligence fee. During the period from July 7, 2006 through November 17, 2006, the Company advanced an additional $590,000 toward the Manns Agreement due diligence fee. The amount outstanding relating to these advances as of June 30, 2007 was $715,000.  As a result of not obtaining the financing (see below), the entire $715,000 was expensed to amortization of deferred financing costs in the twelve month period ended June 30, 2007.

As a result of the Company receiving a Formal Order of Investigation from the SEC on September 7, 2006, the Company and Manns agreed that the commitment to fund being sought under the Manns Agreement would be issued to Properties, since the Company’s stockholders had approved a business combination with Properties and since the collateral for the financing by Manns would be collateralized by real estate owned by Properties. Accordingly, on September 22, 2006, Properties agreed that in the event Manns funds a credit facility to Properties rather than the Company, upon such funds being received by Properties, it will immediately reimburse the Company for all expenses incurred and all fees paid to Manns in connection with the proposed credit facility from Manns to the Company.  On or about February 2, 2007, Properties received a term sheet from UBS Real Estate Investments, Inc. (“UBS”) requested by Manns as co-lender to Properties. Properties rejected the UBS offer as not consistent with the Manns’ commitment of September 14, 2006. Properties subsequently demanded that Manns refund all fees paid to Manns by the Company and Properties. In order to enforce its rights in this regard, Properties has retained legal counsel and commenced an arbitration proceeding against Manns and its principals.  See, “Item 3. Legal Proceedings”. The Company and Properties intend to pursue their remedies against Manns. All recoveries and fees and costs of the litigation will be allocated between the Company and Properties in proportion to the amount of the Manns due diligence fees paid.

Laurus Master Fund Ltd. (“Laurus”) Agreement

On July 5, 2006, the Company received $1,000,000 from Laurus in connection with the issuance of a convertible term note.  Of the proceeds received from Laurus in connection with the issuance of the convertible term note, the Company loaned $905,000 to Properties in exchange for a note receivable.  Properties used such proceeds to pay (i) certain obligations of CCI Group, Inc. (“CCIG”) and its wholly-owner subsidiary, Beach Properties Barbuda Limited (“BPBL”), which owned and operated an exclusive Caribbean resort hotel known as the Beach House located on the island of Barbuda, and (ii) a loan obligation owed by BPBL to Laurus which loan was used by CCIG to acquire the Beach House.  Properties had previously acquired a 70% interest in CCIG pursuant to a Share Exchange Agreement.  The Company received from Laurus a notice of a claim of default dated January 10, 2007.  Laurus claimed default under section 4.1(a) of the Term Note as a result of non-payment of interest and fees in the amount of $8,826 that was due on January 5, 2007, and a default under sections 6.17 and 6.18 of the securities purchase agreement for “failure to use best efforts (i) to cause CCIG to provide Holder on an ongoing basis with evidence that any and all obligations in respect of accounts payable of the project operated by CCIG’s subsidiary, BPBL, have been met; and (ii) cause CCIG to provide within 15 days after the end of each calendar month, unaudited/internal financial statements (balance sheet, statements of income and cash flow) of the Beach House and evidence that BPBL and the Beach House are current in all of their ongoing operational needs”.

The aforementioned interest and fees were paid by the Company on January 11, 2007. Further, the Company has used its best efforts to cause CCIG to provide reports and information to Laurus as provided for in the securities purchase agreement.

In connection with the claim of default, Laurus claimed an acceleration of maturity of the principal amount of the Note of $1,000,000 and approximately $154,000 in default payment (“Default Payment”) as well as accrued interest and fees of approximately $12,000. On March 7, 2007, Laurus notified the Company that it waived the event of default and that Laurus had waived the requirement for the Company to make the Default Payment.

Effect of Change in General Economy

The Company's business is relatively unaffected by business cycles. Because fuel oil, propane and gasoline are such basic necessities, variations in the amount purchased as a result of general economic conditions are limited; however, the Company is affected by the cost of fuel it purchases for resale to its residential and commercial customers.

Customer Stability

The Oil Segment has a relatively stable customer base due to the tendency of homeowners to remain with their traditional distributors. In addition, a majority of the homebuyers tend to remain with the previous owner's distributor. As a result, the Oil Segment’s customer base each year includes most customers retained from the prior year, or homebuyers who have purchased from such customers. Like many other companies in the industry, the Oil Segment delivers fuel oil and propane to each of its customers an average of six times during the year, depending upon weather conditions and historical consumption patterns. Most of the Company's customers receive their deliveries pursuant to an automatic delivery system, without the customer having to make an affirmative purchase decision each time home heating oil or propane is needed. In addition, the Oil Segment provides home heating equipment repair service on a seven-days-a-week basis. No single customer accounts for 10% or more of the Oil Segment’s consolidated revenues.

The Travel Plaza Segment also has a relatively stable customer base due to the tendency of both the professional and leisure drivers to remain with their traditional, familiar service providers.  As a result, the Travel Plaza’s customer base includes most customers retained from prior years. Like many other companies in the industry, the Travel Plaza Segment’s operation delivers fuel, food and related travel services and merchandise to their customers 24 hour a day.  No single customer accounts for 10% or more of the Travel Plaza Segment’s consolidated revenues.

Product Lines

In the one month of consolidated operations prior to June 30, 2007, the Travel Plaza Segment accounted for $19.6 million of the Company’s revenue.  Of this amount, approximately 85% related to fuel sales with the balance related to lodging, food, services, maintenance and merchandise sales.  The Travel Plaza Segment facilities generally operate 24 hours a day, seven-days-a-week.

In fiscal year 2007, sales of #2 heating oil accounted for approximately 70% of the Oil Segment's revenues. The remaining 30% of revenues were from sales of gasoline, diesel fuel, kerosene, propane, home heating equipment services and related sales. The Oil Segment installs heating equipment and repairs such equipment on a 24 hours a day, seven-days-a-week basis, generally within four hours of request.

Industry Overview

The Company's businesses are highly competitive.

In addition to competition from alternative energy sources, the Oil Segment competes with distributors offering a broad range of services and prices, from full service distributors similar to the Oil Segment, to those offering delivery only. Competition with other companies in the propane industry is based primarily on customer service and price. Longstanding customer relationships are typical in the retail home heating oil and propane industry. Many companies in the industry, including the Oil Segment, deliver fuel oil or propane to their customers based upon weather conditions and historical consumption patterns without the customers having to make an affirmative purchase decision each time fuel oil or propane is needed. In addition, most companies, including the Oil Segment, provide equipment repair service on a 24 hour-a-day basis, which tends to build customer loyalty. As a result, the Oil Segment may experience difficulty in acquiring new retail customers due to existing relationships between potential customers and other fuel oil or propane distributors.

In addition to competition from much larger, better financed travel plaza operators, the Travel Plaza Segment competes with operators offering a broad range of services and prices, from full service establishments similar to the Travel Plaza Segment, to deep discount operators offering only fuel.  Competition with other companies in the travel plaza industry is based primarily on customer service, location, hours of operation and price. Longstanding customer relationships are typical in the industry.  In addition, most travel Plaza operators, including the Travel Plaza Segment; provide service on a 24 hour-a-day basis, which tends to build customer loyalty.  As a result, the Travel Plaza Segment may experience difficulty in acquiring new customers due to existing relationships between potential customers and their current providers, competitive pricing and new or upgraded travel plaza operators.

Marketing, Sales and Strategic Partnerships

The Oil Segment believes that it obtains new customers and maintains existing customers by offering its full service home energy products at discount prices, providing quick response in refueling and repair operations, providing automatic deliveries to customers by monitoring historical use and weather patterns, and by providing customers a variety of payment options. To expand its customer base and aggressively promote its service, the Oil Segment engages in direct marketing campaigns, advertises regularly, offers employee incentives and encourages referrals.

The Oil Segment has successfully expanded its customer base by employing a variety of direct marketing tactics, including telemarketing campaigns, billboards, mass and direct mailings and by distributing hand-bills and promotional items, such as refrigerator magnets, sweatshirts and hats. Additionally, the Oil Segment's delivery personnel are an integral part of the Company's direct marketing activities. While in the field, drivers isolate potential new customers by taking note of where the Oil Segment is not servicing accounts, and act as salespersons for the Oil Segment.

The Oil Segment uses advertising campaigns to increase brand recognition and expand its customer base, including radio and television advertisements, billboards, and newsprint and telephone directory advertisements. Additionally, the Oil Segment utilizes its fleet of fuel delivery trucks and service vans as moving advertisements by emblazoning them with the Oil Segment's logo.

Historically, referrals have been an important part of the Oil Segment's efforts to expand its business and the Oil Segment offers incentives to customers who refer business. The Oil Segment also offers other special limited time promotions designed to increase business in specific targeted business segments. The Company also encourages civic and religious organizations to refer business to the Oil Segment through group rate discounts.

The Travel Plaza Segment utilizes numerous marketing, sales and partnership arrangements to promote its products, services and merchandise.  The Travel Plaza Segment makes extensive use of partnerships and co-ops with nationally known travel service providers.  This approach provides our travel plaza guests and customers with immediate comfort in knowing they are receiving the best service and products from nationally recognized providers.  For example, our locations distribute nationally known brand name products, welcome guests into nationally recognized, top quality restaurants and fast food courts, offer market priced lodging accommodations in our nationally recognized hotels (at selected locations), provide professional drivers with innovative, cutting edge pod technology, including access to air conditioning, telephone, cable, including on-demand programming, and Internet access, all in the comfort of their cab.  In addition, we provide our guests with well-stocked merchandise and convenience stores and numerous personal services.

In addition to word-of-mouth advertising, the Travel Plaza Segment advertises our services and locations on interstate highway billboards, the Internet, and through trade association websites and newsletters.  From time-to-time we advertise restaurant or merchandise specials in local newspapers to both maintain and grow our local customer base.  We have also entered into non-binding loyalty service agreements with regional and national corporations and professional driver associations, offering special billing and credit terms, discounts on products and services and cross promotional benefits that encourage guests to visit our other travel plaza locations.  Our roadside service vehicles serve as moving advertisements, displaying the livery of their home travel plaza location.

Patents and Trademarks

The Company owns the exclusive right and license to use, and to license others to use, the proprietary marks, including the service marks "Able Energy” (and design) ("Able Energy Proprietary Marks") and "Able Oil" (and design) ("Able Oil Proprietary Marks").

Presently there is no effective determination by the United States Patents and Trademarks Office, (“USPTO”), Trademark Trial and Appeal Board, the trademark administrator of any state, or court regarding the Able Energy or Able Oil Proprietary Marks, nor is there any pending interference, opposition or cancellation proceeding or any pending litigation involving the Proprietary Marks or the trade names, logotypes, or other commercial symbols of Able Oil or Able Energy. There are no agreements currently in effect that significantly limit the rights of Able Oil or Able Energy to use or license the use of their respective Proprietary Marks except that, in connection with the sale of the Able Melbourne assets, the Company granted the purchaser a perpetual license to use the trademark “Able Oil” solely within the State of Florida and solely in conjunction with the words “Melbourne” or “Florida”.

PriceEnergy.com owns the exclusive right and license to use, and to license others to use, the proprietary marks, including the service mark "PriceEnergy.com" (and design) and “PriceEnergy.com The energy hot spot” (and design) ("PriceEnergy Proprietary Marks").  In addition, PriceEnergy established certain common law rights to the PriceEnergy Proprietary Marks through its continuous, exclusive and extensive public use and advertising. The PriceEnergy Proprietary Marks are not registered in any state. PriceEnergy also owns the domain names PriceEnergy.com, FuelOilPrices.net, HomeHeatingOilPrices.net, HeatingOilPrices.net and PriceEnergy.net.

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

Other than the following disclosures, management is not aware of any other environmental incident or condition that would cause the potential for environmental liability.

Environmental matters relating to the Oil Segment include the following:

Related to its 1999 purchase of the property on Route 46 in Rockaway, New Jersey, the Company settled a lawsuit with a former tenant of the property and received a lump sum settlement of $397,500. This sum was placed in an attorney’s escrow account for payment of all environmental remediation costs. Through June 30, 2007, Able Energy Terminal, LLC has been reimbursed for approximately $310,500 of costs and another $87,000 are not reimbursed and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet included elsewhere in this filing and must be presented to the attorney for reimbursement. The environmental remediation is currently in progress on this property.  The majority of the “free standing product” has been extracted from the underground water table.  The remainder of the remediation will be completed over the course of the next eight to ten years using natural attenuation and possible bacterial injection.

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

On September 26, 2006, the New Jersey Department of Environmental Protection (“NJDEP”) conducted a site update inspection, which included a review of the Route 46 site and an update of the progress of the approved remediation.  The NJDEP Northern Office director who conducted the inspection, concluded that the remediation progress was proceeding appropriately and that the department approved of the Company’s continued plan to eliminate the remaining underground product.  The Company experienced no spill events that would warrant investigation by state or other environmental regulatory agencies. All locations are prepared to deal with such an event should one occur.

Environmental matters relating to the Travel Plaza Segment include the following:

Clarks Ferry All American

This site has been subject to an ongoing groundwater cleanup program since 1996 when a claim was filed with the Pennsylvania Underground Storage Tank Indemnification Fund (“USTIF”).  The remedial action plan has been handled by a third party contractor since 1998.  Active remediation efforts ceased in 2004 and a three-year period of well monitoring was started in 2005 calling for six semi-annual well sampling events.

USTIF coverage for the site was approved at 65% of total remediation costs.  In 2004, cost estimates to complete the remediation project were prepared by the third party contractor and Plazas accepted a lump sum payout from USTIF of approximately $32,000 (65% of $48,000 estimate of completion costs). In September 2007, the final sampling event was completed and results were favorable.  A “Post Remedial Care Plan Completion Report” was submitted to the PA DEP in January 2008 and was accepted the following month. Monitoring wells were closed in March 2008, and a final billing generated for the remedial activities.  At June 30, 2008, Plazas owed $8,000 for completion of these activities.

Frystown All American

This site is subject to an ongoing groundwater cleanup program that started in 1998 when the old tanks and fuel islands were replaced.  Tanks were not leaking, but lines in the fuel island area had leaked and created the need for soil removal and groundwater cleanup.  It is also believed that a heating oil tank removed in the early 90’s was an additional source of contamination.  The site was accepted by USTIF for 100% coverage.  The groundwater pump and treat system was activated in December, 2001 and was shut down in October, 2005, as the monitoring wells came into compliance.  The quarterly well monitoring period was started in December, 2005 and has continued through June, 2007.  The final well sampling event in September 2007 was uneventful.   The contractor is currently preparing the final site closure report, which will be submitted to the PA DEP for final closure and concurrence that no further remedial activities are necessary.

Belmont All American

This site has been subject to an ongoing groundwater remediation since 2004, when a leak was found in a flex hose at a dispenser.  A groundwater filtration system went online in November, 2005.  Monthly well samples are taken and good progress is being shown towards the attainment of compliance.  Full closure of the site is expected within the next twelve (12) months, with an anticipated cost of approximately $35,000 to Plazas.

Doswell All American

This site presently has no underground storage tanks (“UST's”) in use for storage of petroleum products.  Diesel fuel storage is in two above ground storage tanks (“AST’s”); one 500,000 gallons and the other is 100,000 gallons.

In November, 2005, the Virginia Department of Environmental Quality (“VA DEQ”) issued a violation for an unknown release of petroleum product into a storm water runoff pond at the site.  Several source areas were identified and ultimately ruled out, with the exception of an oil/water separator that was found to have a faulty valve allowing oil runoff to bypass separator and drain directly to the pond.  A new oil/water separator was put in place in December, 2005.  On July 9, 2007, the VA DEQ issued a letter canceling any further action relative to this violation.

In April, 2007, the VA DEQ notified Plazas that, due to a change in regulations with respect to AST containment requirements, Plazas would be required to make changes to the existing AST’s and/or containment berm by December 31, 2007.  After consideration of various options to bring the site into compliance, it was decided that the best alternative was to dismantle the 500,000 gallon AST.

In November 2007, the 500,000 gallon AST was dismantled and removed from the site at a cost of approximately $15,000.  Soil borings in the area of the tank and pad have been clean.  No further cost is anticipated relative to this project

Government Regulations

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

The regulations provide that, among other things, the Company's drivers must possess a commercial driver's license with a hazardous materials endorsement. The Company is also subject to the rules and regulations concerning the Hazardous Materials Transportation Act. For example, the Company's drivers and their equipment must comply with the DOT's pre-trip inspection rules, documentation regulations concerning hazardous materials (i.e. certificates of shipments which describe the type and amount of product transported) and limitations on the amount of fuel transported, as well as driver "hours of service" limitations. Additionally, the Company is subject to DOT inspections that occur at random intervals. Any material violation of DOT rules or the Hazardous Materials Transportation Act may result in citations and/or fines upon the Company. In addition, the Company depends upon the supply of petroleum products from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The Company cannot determine the extent to which future operations and earnings may be affected by new legislation, new regulations and/or changes in existing regulations.

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

Employees

As of June 30, 2007, the Company’s full-time employment totaled 645 individuals.

As of June 30, 2007, the Oil Segment’s full-time employment totaled 95 individuals. From October through March, the Oil Segment’s peak season, the Oil Segment employs approximately 120 persons. From April through September, the Oil Segment generally employs approximately 90 persons. Currently, there are no organized labor unions representing any of the employees of the Oil Segment or any of its related companies and management considers relations with its employees to be good.

As of June 30, 2007, the Travel Plaza Segment’s full-time employment totaled 550 individuals. Employment levels remain relatively stable throughout the year.  Currently, there are no organized labor unions representing any of the employees of the Travel Plaza Segment or any of its related companies and management considers relations with its employees to be good.

Item 1A. Risk Factors

Set forth below are certain risks and uncertainties relating to our business.

You should carefully  consider  the  following  information  about  risks described below, together with the other  information  contained in this Annual Report  and in our  other  filings  with the SEC,  before  you  decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the filing date of this Annual Report.  If any of the following risks actually occur, our business financial condition, operating results and future growth prospects would likely be material and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

We do not believe we have, and we are unsure whether we will be able to generate, sufficient funds to sustain our operations through the next twelve months.

Our management believes that  currently  available  funds  will  not  be sufficient  to sustain our  operations  at current  levels  through the next twelve months.  The Company has incurred losses from continuing operations during the years ended June 30, 2007, 2006 and 2005 of approximately, $6.6 million, $6.2 million and $2.2 million, respectively, resulting in an accumulated deficit balance of approximately $17.7 million as of June 30, 2007. At June 30, 2007, we had $3.0 million in cash and cash equivalents and a working capital deficiency of $3.6 million.  Our ability to continue to operate at current levels depends  upon,  among other  things,  our ability to generate  sufficient  revenue from  the sale of our  products  and services and  the  receipt of  continued  funding  from our existing short-term and long-term financing sources.

In the long-term, our ability to continue as a going concern is dependent on generating sufficient revenue from product sales and the sale of our services. Our ability to generate significant revenue from any of these or other sources is uncertain.  Historically, our operations have not generated sufficient revenue to cover our costs.  In the event that our operations do not generate sufficient cash, we could be required to reduce our level of operations while attempting to raise additional working capital.  We can give no assurance that additional financing will be available to us on acceptable terms or at all.  The failure to obtain any necessary additional financing would have a material adverse effect on us. If adequate funds are not available or are not available on acceptable  terms,  our  ability  to fund our  operations  and any  intended expansion,  to take advantage of business  opportunities,  to develop or enhance products or services or to otherwise  respond to competitive  pressures would be significantly   limited,  and  we  might  need  to  significantly   restrict  or discontinue our operations.

The report of our independent registered public accounting firm for the year ended June 30, 2007 contains a qualification relating to our ability to continue as a going concern.

The report of our independent registered public accounting firm on our consolidated financial statements as of June 30, 2007 and for the year then ended contains an explanatory paragraph stating that there is substantial doubt as to our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. This uncertainty may affect our ability to raise additional capital and may also negatively impact our relationships with current and potential suppliers and customers.

These are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial may also impair our business. If any of the following risks actually occur, the business, operating results or financial condition could be material adversely affected.

We have a history of operating losses and expect to sustain losses in the future and may still sustain losses in the future even if we successfully and efficiently integrate the assets of Properties into our business

We have experienced significant operating losses in five out of the last six fiscal years.  For the year ended June 30, 2007, we had a loss of approximately $6.6 million.  We also expect to incur a loss for the fiscal year ending June 30, 2008.

Managing our growth may affect financial performance

Our growth and expansion has required, and will continue to require, increased investment in management and financial personnel, financial management systems and controls, as well as facilities.  We intend to continue to expand our business and operations, including entry into new markets, which will place additional strain on our management and operations. Our future operating results will depend, in part, on our ability to continue to broaden our senior management group and administrative infrastructure, and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and financial control systems and to expand, train and manage our employee base. In addition, our future operating results will depend on our ability to expand our sales and marketing capabilities and expand our customer support operations commensurate with our growth, should such growth occur. If our revenues do not increase in proportion to our operating expenses, our management systems do not expand to meet increasing demands, we fail to attract, assimilate and retain qualified personnel, or our management otherwise fails to manage our expansion effectively, there would be a material adverse effect on our business, consolidated financial condition and operating results.

Substantial long-term debt may adversely impact our long-term ability to expand

As of June 30, 2007, we had long-term liabilities of $4.4 million. Our ability to satisfy such obligations will depend on our future operating performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, many of which are beyond our control. There can be no assurance that we will be able to service our indebtedness. If we are unable to service our indebtedness, we will be forced to examine alternative strategies that may include actions such as reducing or delaying capital expenditures, restructuring or refinancing our indebtedness, or the sale of assets or seeking additional equity and/or debt financing.   There can be no assurance that we will be able to implement any of these strategies even if the need arises.

Growth dependent upon unspecified acquisitions and adequate financing

Our growth strategy includes the acquisition of existing fuel distributors and truck stops. There can be no assurance that we will be able to identify new acquisition candidates or, even if a candidate is identified, that we will have access to the capital necessary to consummate such acquisitions. Furthermore, the acquisition of additional companies involves a number of additional risks. These risks include the diversion of management's attention from our operations, possible difficulties with the assimilation of personnel and operations of acquired companies, the earnings impact associated with the amortization of acquired intangible assets, and the potential loss of key employees of acquired companies. The future success of our business will depend upon our ability to manage our growth through acquisitions. The Company’s objective is to grow our customer base through mergers and acquisitions. There can be no assurance that we will have the financing or management and operating personnel to accomplish this objective.

SEC formal order of private investigation

On September 7, 2006, we received a Formal Order of Private Investigation from the SEC pursuant to which we, certain of our officers and a director, were served with subpoenas requesting certain documents and information.  The Formal Order authorizes an investigation of possible violations of the anti-fraud provisions of the federal securities laws with respect to the offer, purchase and sale of our securities and our disclosures or failures to disclose material information in our required filings. While we believe that we did not violate any securities laws and we have cooperated fully with and assisted the SEC in its inquiry, there can be no certainty with regard to the outcome of the investigation and there can be no assurance that there will not be a material adverse effect on us.   The cost of complying with the SEC investigation may affect our liquidity, consolidated results of operations, and ability to raise cash through the sale of debt or equity securities.

Trademarks and service marks

We believe that our trademarks and service marks have significant value and are important to the marketing of our travel plaza operations, fuel distribution products and services. There can be no assurance, however, that our proprietary marks do not or will not violate the proprietary rights of others, that our marks would be upheld if challenged or that we would not be prevented from using our marks, any of which could have an adverse effect on us and our results of operations. In addition, there can be no assurance that we will have the financial resources necessary to enforce or defend our trademarks and service marks against infringement.  Should there be an infringement, and the Company is unsuccessful in litigation, it may negatively impact the Company’s revenue.

Liquidity and Going Concern Uncertainty

Our net loss for the year ended June 30, 2007, was $6.6 million, including non-cash charges totaling approximately $4.9 million. The Company has been funding its operations through an asset-based line of credit, the issuance of convertible debentures and the proceeds from the exercise of options and warrants.  The Company will need some combination of new financing, restructuring of existing financing, improved receivable collections and/or improved operating results in order to maintain adequate liquidity over the course of the 2008 fiscal year.

As of June 30, 2008, the Company had a cash balance of approximately $2.4 million, of which $1.5 million represents an obligation for funds received in advance under the pre-purchase fuel program.  At June 30, 2008, the Company had available borrowings through its credit line facility of $0.8 million.  In order to meet our liquidity requirements, the Company continues to explore financing opportunities available to it.

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

The accompanying consolidated financial statements included elsewhere in this filing have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from continuing operations during the years ended June 30, 2007, 2006 and 2005 of $6.6 million, $6.2 million and $2.2 million, respectively.  Net cash used in operations during the years ended June 30, 2007 and 2006 was $1.3 million and $1.7 million, respectively.  At June 30, 2007, the Company has a working capital deficiency of $3.6 million.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements included elsewhere in this filing do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company will require some combination of new financing, restructuring of existing financing, improved receivable collections and/or improved operating results in order to maintain adequate liquidity over the course of the year ending June 30, 2008.   Also, see “Timeliness of future SEC filings”, below.

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

Our share price may decline due to a large number of shares of our common stock eligible for sale in the public markets.  As of June 30, 2008, we had outstanding 14,965,389 shares of common stock and up to 7,127,524 shares issuable upon exercise of the Company’s outstanding options, warrants and convertible debentures. Of the Company’s 14,965,389 outstanding shares, 11,666,667 of these shares were issued in connection with the consummation of the acquisition of the assets of Properties.  These shares are restricted and will be held pursuant to Rule 144.  With such a substantial number of shares eligible for future sale, our stock price may decline and investors may find it difficult to sell their shares in the open market at or above their basis in the stock.

Registration rights agreements

On July 12, 2005, the Company consummated a financing with certain purchasers in the sale of $2.5 million of Variable Rate Convertible Debentures (the "Debentures"). The Debentures may be converted at the option of the purchasers into shares of our common stock at a conversion price of $6.50 per share. In addition, the purchasers of these Debentures received five (5) year warrants to purchase an aggregate of 192,308 of common stock at an exercise price of $7.15 per share (the “2005 Warrants”).  Pursuant to the Registration Rights Agreement among the parties, the Company filed a registration statement covering the shares of its common stock that may be issued through the conversion of the Debentures and exercise of the 2005 Warrants.  This registration statement was declared effective on December 20, 2005.  Since that date, the purchasers converted into shares of the Company’s common stock approximately $2.365 million of the principal of the Debentures.  The Company has an obligation to keep this registration statement effective on a continuous basis, which obligation the Company breached when it failed to update the registration statement with new audited consolidated financial statements by October 31, 2006.  As a result of this breach, the purchasers of the Debentures are entitled to partial liquidated damages in the amount of 2% of the aggregate purchase price of the Debentures then held by the purchasers (which remaining balance of the Debentures at June 30, 2007 is $132,500) for each month that our breach continues.  There are no liquidated damages for not maintaining an effective registration statement covering the 2005 Warrants.  The unpaid liquidated damages accrue interest daily based on the rate of 18% per annum.  Additionally, the Company’s breach of its registration obligations constitutes a default under the Debentures, which enables the purchasers to declare the Debentures immediately due and payable.  As of June 30, 2008, the Company has not received any notice from the purchasers of the Debentures regarding this registration rights default.

On July 5, 2006, the Company closed a Securities Purchase Agreement entered into on June 30, 2006 whereby it sold a $1 million convertible term note to Laurus Master Fund, Ltd. ("Laurus").  In conjunction with this issuance the Company agreed that within sixty (60) days from the date of issuance of the convertible term note payable and warrant that it would file a registration statement with the SEC covering the resale of the shares of the Company's convertible term common stock issuable upon conversion of the note and the exercise of the warrant. This registration statement would also cover any additional shares of common stock issuable to Laurus as a result of any adjustment to the fixed conversion price of the note or the exercise price of the warrant.   The agreement does not provide any formula for liquidated damages.  The Company did not file a registration statement by August 29, 2006 covering the common stock issuable upon conversion of the convertible term note and the exercise of warrants issued to Laurus.  As of the filing date of this Annual Report, the Company has yet to file that registration statement.  Consequently, the Company is in breach of its registration obligations to Laurus.  As of June 30, 2008, the Company has not received any notice from Laurus regarding this registration rights default and or the assessment of any penalties that might have resulted therefrom.

On August 8, 2006, the Company issued $2,000,000 of convertible debentures to certain investors. In conjunction with this issuance, the Company had agreed to file a registration statement within forty-five (45) days, or by September 22, 2006, covering the resale of the shares of common stock underlying the debentures and warrants issued to the investors, and by October 15, 2006, to have such registration statement declared effective.  The registration rights agreement with the investors provides for partial liquidated damages in the case that these registration requirements are not met.    From the date of violation, the Company is obligated to pay liquidated damages of 2% per month of the outstanding amount of the convertible debentures, up to a total of 24% of the initial investment, or $0.5 million.  As of the filing date of this Annual Report, the Company has not yet filed a registration statement regarding these securities.   Accordingly, through June 30, 2008, the Company has incurred a liquidated damages obligation of $0.5 million, none of which has been paid.    In addition, the Company is obligated to pay 18% interest per annum on any damage amount not paid in full within 7 (seven) days.  Through June 30, 2008, the Company has incurred an interest obligation of $0.1 million, none of which has been paid.  As of the filing date of this Annual Report, the holders have not waived their rights under this agreement.  Additionally, the Company’s breach of its registration obligations constitutes a default under the agreement, which enables the holders to declare the convertible debentures immediately due and payable.  As of the filing date of this Annual Report, the Company has not received any notice from the purchasers of the convertible debentures regarding this registration rights default or any other default notice.

As of the filing date of this June 30, 2007 Annual Report on From 10-K, , we are in non-compliance with the registration rights requirements of certain financings set forth above covering in the aggregate, 6,698,685 shares of our common stock.

Listing of common stock

Our common stock is currently quoted on the Pink Sheets under the symbol (“ABLE.PK”). The Company will apply for eligibility for trading on the OTC Bulletin Board as soon as it qualifies for listing after it is in compliance with its required SEC filings.  To continue such eligibility, we must file our periodic reports with the SEC on a timely basis.  If we fail to file such reports within 10 days of their due date, our stock will cease to be eligible for quotation on the OTC Bulletin Board.  There can be no assurance that our application for eligibility for quotation on the OTC Bulletin Board will be accepted.  If we fail to have our common stock eligible for quotation on the OTC Bulletin Board, the trading volume of our stock may be adversely affected and stockholders may not able to sell any or all of their shares at or above their basis in such stock, which would result in a loss for a selling stockholder.

Timeliness of future SEC filings

The Company was unable to file this Annual Report on Form 10-K, and the September 30, 2007, December 31, 2007, and March 31, 2008 Quarterly Reports on Form 10-Q and the June 30, 2008 Annual Report on Form 10-K on a timely basis. The late filings of these documents may adversely affect our ability to raise capital and erode investor confidence.  The Company will continue to make every effort to bring all our SEC filings up-to-date.

Seasonal factors

Our revenues and income are derived from the home heating oil business and our auto and travel plaza service business.  Our home heating oil business is seasonal and is a material portion of our business. A substantial portion of the home heating oil business is conducted during the fall and winter months. Weather patterns during the winter months can have a material adverse impact on our revenues. Although temperature levels for the heating season have been relatively stable over time, variations can occur from time to time, and warmer than normal winter weather will adversely affect the results of the Company's fuel oil operations.  Our travel plaza services business is much less susceptible to the seasonality issues experienced in our heating oil business.

Approximately 60% to 65% of our revenues from our Oil Segment business are earned and received from October through March. During the spring and summer months, revenues from the sale of diesel and gasoline fuels increase, due to the increased use of automobiles and construction apparatus.

Fuel pricing and the effect on profitability

Disruption of fuel supply and fuel pricing would adversely affect our profitability. Increases in the pricing for fuel and home heating oil will also adversely affect our profit margins associated with our businesses, since we may not be able to pass on our proportional increases to our customers.

Other factors which may have a significant effect on fuel prices include: natural disasters, such as those which have devastated the Gulf Coast (areas that are major producers, distributors or refiners of petroleum-based products); major global conflicts, especially those involving the U.S. and/or oil producing countries, strikes or political conflict in oil producing countries and the stability of OPEC and its desire not to disrupt worldwide economies through poor management of fuel supply and pricing.

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

Government regulation

Federal, state and local laws, particularly laws relating to the protection of the environment and worker safety, can materially affect our operations. The transportation and dispensing of fuel oil, diesel fuel, propane and gasoline is subject to regulation by various federal, state and local agencies, including the U.S. DOT. These regulatory authorities have broad powers and we are subject to regulatory and legislative changes that can affect the economies of the industry by requiring changes in operating practices or influencing demand for, and the cost of providing, its services. Additionally, we are subject to random DOT inspections. Any material violation of DOT rules or the Hazardous Materials Transportation Act may result in citations and/or fines on us. In addition, we depend on the supply of petroleum products from the oil and gas industry and, therefore, we may be affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. We cannot determine the extent to which future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

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

No assurance of adequate insurance protection

We maintain insurance policies in such amounts and with coverage and deductibles as our management believes are reasonable and prudent. There can be no assurance, however, that such insurance will be adequate to protect us from liabilities and expenses that may arise from claims for personal and property damage arising in the ordinary course of business or that such level of insurance will be maintained by us at adequate levels or will be available at economic prices. Should the Company not be able to negotiate additional coverage at economical rates, it may negatively affect the Company’s consolidated results of operations.

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

Concentration of wholesale suppliers for heating oil

We purchase our #2 heating oil fuel supplies on the spot market. We currently satisfy our inventory requirements with ten different suppliers, the majority of which have significant domestic fuel sources, and many of which have been suppliers to us for over five years. Our current suppliers are Hess, Conectiv Energy, Mirabito, Fossil Fuel, Burke Petroleum, Leighow Oil, BioHeat of Colorado, Farm & Home, North Jersey Oil and Sunoco, Inc. (R&M). We monitor the market each day and determine when to purchase our oil inventory and from whom.

During the year ended June 30, 2007, seven suppliers (Sunoco, Hess, Sprague Energy, Catamount Petroleum, Petrocom Energy, Petron Oil Corp. and Valero Supply and Marketing) provided Able Oil and Able NY with approximately 87% of its heating oil requirements.

TransMontaigne Product Services, Inc. provided Able Melbourne with approximately 96% of its diesel fuel product requirements for the year ended June 30, 2007 and Fleetwing provided Able Melbourne with all of its lubricant and related product requirements for the year ended June 30, 2007.

Management believes that if our supply of any of the foregoing products was interrupted, we would be able to secure adequate supplies from other sources without a material disruption in its operations. However, there can be no assurance that adequate supplies of such products will be readily available in the future or that the price the Company may be required to pay for such fuel or the credit terms for such purchases will be acceptable to the Company.  Furthermore, currently these suppliers extend us credit toward the purchase of our fuel supplies. There can be no assurance that these suppliers will continue to offer us acceptable credit terms.  Should the Company need to secure alternative suppliers for these products, the pricing would be approximately the same.

Absence of written agreements

Approximately 86% of our home heating customers do not have written agreements with us and can terminate services at any time, for any reason. Although we have never experienced a significant loss of our customers, if we were to experience a high rate of terminations, our business and financial condition could be adversely affected.  While the Travel Plaza Segment has a number of loyalty based supply and services agreements with commercial fleet customers, none of these agreements require the commercial fleet operators to purchase their fuel and services from the Travel Plaza Segment.

Risks associated with expansion into new markets

A significant element of our future growth strategy involves the expansion of our business into new geographic and product markets. Expansion of our operations depends, among other things, on the success of our marketing strategy in new markets, successfully establishing and operating new locations, hiring and retaining qualified management and other personnel and obtaining adequate financing for vehicle and site purchases and working capital purposes.

Dependence on and relative inexperience of key personnel

Our future success will depend, to a significant extent, on the efforts of current key management personnel, including Gregory D. Frost, Chairman and Chief Executive Officer, Richard A. Mitstifer, President, Daniel L. Johnston, Chief Financial Officer, William Roger Roberts, Chief Operating Officer, Frank Nocito, Executive Vice-President, Louis Aponte, President, Home Heating Oil Segment and John L.Vrabel, Chief Operating Officer, Price Energy Unit.   On May 24, 2007, Gregory D. Frost gave notice to the Board of Directors that he was ending his leave of absence as Chief Executive Officer and Chairman of the Board and was resuming his duties.  Messrs Mitstifer, Johnston, Roberts, Nocito and Westad were appointed to their current positions by the Board of Directors on September 24, 2007.  Mr. Aponte was appointed to his position on October 22, 2008. The loss of one or more of these key employees could have a material adverse effect on our business. In addition, we believe that our future success will depend, in large part, upon our continued ability to attract and retain highly qualified management, technical and sales personnel. There can be no assurance that we will be able to attract and retain the qualified personnel necessary for our business.

Competition

Our Oil Segment business is highly competitive. In addition to competition from alternative energy sources, we compete with distributors offering a broad range of services and prices, from full service distributors similar to ours, to those offering delivery of home heating fuel only. Competition with other companies in the retail home heating industry is based primarily on customer service and price. Longstanding customer relationships are typical in the home heating industry. Many companies, including ours, deliver fuel to their customers based upon weather conditions and historical consumption patterns without the customers making an affirmative purchase decision each time fuel is needed. In addition, most companies, including ours, provide equipment repair service on a 24 hour-a-day basis, which tends to build customer loyalty. We compete against companies that may have greater financial resources than ours. As a result, we may experience difficulty in acquiring new retail customers due to existing relationships between potential customers and other retail home heating distributors.  If the Oil Segment cannot effectively compete, we would suffer losses of revenue and net income.

In addition to competition from much larger, better financed travel plaza operators, the Travel Plaza Segment competes with operators offering a broad range of services and prices, from full service establishments similar to the operations of the Travel Plaza Segment, to deep discount operators offering only fuel.  Competition with other companies in the travel plaza industry is based primarily on customer service, location, hours of operation and price. Longstanding customer relationships are typical in the industry.  In addition, most travel plaza operators, including the Travel Plaza Segment, provide service on a 24 hour-a-day basis, which tends to build customer loyalty.  As a result, the Travel Plaza Segment may experience difficulty in acquiring new customers due to existing relationships between potential customers and their current providers, competitive pricing and new or upgraded travel plaza operators.

Weather

Weather conditions can impact the demand for home heating fuel.  Demand for home heating oil is primarily seasonal, utilized in the colder months of the fall, winter, and early spring.  Demand is determined by weather patterns and how cold the temperature gets.  Ordinarily, most demand is determined by the measurement of heating degree days, a measurement of the average temperature for the day that is below the mean temperature of 65 degrees fahrenheit.  If weather patterns are such that temperatures are warmer than normal, then less heating degree days will be used, and less of the Company’s home heating products will be sold thereby negatively impacting our revenues and net income (loss).

Heating oil futures contracts

During the period from July 28, 2006 to August 15, 2006, the Company’s PriceEnergy subsidiary entered into futures contracts for #2 heating oil to hedge a portion of its forecasted heating season requirements. The Company purchased 40 contracts through various suppliers for a total of 1,680,000 gallons of #2 heating oil at an average price of $2.20 per gallon. Due to warmer than average temperatures through the heating season (lower than average degree days), as of June 30, 2007, the Company has experienced a substantial drop in fuel consumption and price, resulting in a loss on these contracts.

Through June 30, 2007, the Company’s PriceEnergy subsidiary has deposited a total of $923,017 in margin requirements with the broker.  Through June 30, 2007, the Company has realized a loss of $926,170 on 40 closed contracts representing 1,680,000 gallons.

Risks Particular to the Travel Plaza Segment

We are highly dependent on fuel sales which have low margins.

During the year ended June 30, 2007, net revenues from our fuel sales accounted for approximately 17.9% of our total net revenues. The volume of fuel sold by us and the profit margins associated with these sales are affected by numerous factors outside of our control, including the condition of the long-haul trucking industry, the supply and demand for these products and the pricing policies of competitors. Fuel sales generate very low gross margins.

The U.S. truck stop industry is highly competitive and fragmented, and our competitors may have greater resources or other competitive advantages.

In addition to competition from much larger, better financed travel plaza operators, the Travel Plaza Segment competes with operators offering a broad range of services and prices, from full service establishments similar to the operations of the Travel Plaza Segment, to deep discount operators offering only fuel.  Competition with other companies in the travel plaza industry is based primarily on customer service, location, hours of operation and price. Longstanding customer relationships are typical in industry.  In addition, most travel Plaza operators, including the Travel Plaza Segment, provide service on a 24 hour-a-day basis, which tends to build customer loyalty.  As a result, the Travel Plaza Segment may experience difficulty in acquiring new customers due to existing relationships between potential customers and their current providers, competitive pricing and new or upgraded travel plaza operators.

The truck stop industry is highly dependent on the financial condition of the trucking industry.

Our business is dependent upon the trucking industry in general and upon long-haul trucks in particular. In turn, the trucking industry is dependent on economic factors, such as the level of domestic economic activity and interest rates and operating factors such as fuel prices and fuel taxes, over which we have no control and which could contribute to a decline in truck travel. The long-haul trucking business is also a mature industry that has historically been susceptible to recessionary downturns. Available data indicate that diesel consumption by the trucking industry has grown more slowly than trucking ton-miles, as technological improvements in truck engines have increased their fuel efficiency. In addition, many small trucking companies have filed for bankruptcy protection in recent years. A decline in operations by the long-haul trucking industry would adversely affect us.

Our profitability can be significantly impacted by cyclical factors beyond our control such as decreases in manufacturing output.

The volume of truck shipments is in part dependent on changes in manufacturing output. Sustained decreases in manufacturing production can significantly reduce truck traffic, which in turn reduces fuel purchases and visits to our Plazas, and negatively impacts our results of operations.

A domestic terrorist incident affecting the trucking industry could adversely affect our business.

A domestic terrorist incident, particularly an incident involving a truck, could produce adverse effects on our business in several ways, including:

•	a reduction in the volume of truck traffic for more than a brief period;

•	the bankruptcy of certain trucking companies; and

•
the imposition of additional regulations affecting truck traffic, increasing the expenses of truck operations and businesses that service trucks or provide overnight facilities for trucks and truck drivers, such as our business. For example, additional fences or other security for parked trucks might be required.

The occurrence of any of these effects could have a material negative impact on our results of operations.

We are subject to environmental laws and regulations and the cost of compliance with these requirements could negatively impact the results of our operations.

A significant portion of our business consists of storing and dispensing petroleum products, activities that are subject to increasingly stringent regulation by both the federal and state governments. Moreover, governmental authorities can impose significant fines and penalties on us for any alleged noncompliance with environmental requirements. In addition, under certain environmental laws, private parties can bring lawsuits against us for any property damage or personal injury that allegedly is caused by our operations. We may incur increased expenditures if additional requirements are imposed by federal and state governments, or we fail to comply with environmental requirements and are fined or penalized, or if we must defend or settle lawsuits that might be brought by private parties.

In addition, under various environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances (including petroleum and petroleum products) on, under, in, or migrating from such property. Certain laws impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Moreover, under certain environmental laws, persons who arrange, or are deemed to have arranged, for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment site, regardless of whether such site is owned or operated by such person and regardless of whether the original disposal or treatment activity accorded with applicable requirements. As a result of our business and the quantity of petroleum products we handle, there can be no assurance that hazardous substance contamination does not exist or that material liability will not be imposed in the future for the remediation of such contamination.

A disruption in the supply of fuel could adversely affect our profitability.

We would be adversely affected in the event of a disruption in our supply of fuel. In addition, sharp increases in fuel prices at truck stop plazas have historically tended to lead to temporary declines in fuel margins. Fuel prices have risen sharply in the recent past and may continue to rise.  Factors which have had significant effects on fuel prices include: the interaction of several factors including low inventories, high demand caused by a spike in the cost of natural gas, major global conflicts, especially those involving the U.S. and/or oil producing countries, strikes or political conflict in oil producing countries, intervention by OPEC in the form of restricted output and changes in output by domestic oil refineries.

In the future, interruptions in world fuel markets may cause shortages in, or total curtailment of, fuel supplies. Moreover, a substantial portion of the oil refining capacity in the United States is controlled by major oil companies. These companies could in the future decide to limit the amount of fuel sold to independent operators like us. Although our current suppliers provide fuel to us, a significant portion of our fuel needs continues to be supplied from third-parties contracted by them. In addition, any new standards that the EPA may impose on refiners that would necessitate changes in the refining process could limit the volume of petroleum products available from refiners in the future. A material decrease in the volume of fuel sold for an extended time period would have a material adverse effect on our results of operations. Similarly, an extended period of instability in the price of fuel could adversely affect our results.

In addition, our patronage by customers desiring to purchase fuel accounts for a significant portion of customer traffic and has a direct impact on the revenues and profitability of our other operations, including our restaurant and non-fuel operations. Accordingly, any significant reductions in fuel supplies or other reductions in fuel volume would materially adversely affect our results.

Weather or seasonal issues have an insignificant impact on the Company’s Travel Plaza Segment.  While leisure travel has a tendency to moderate somewhat in the winter months in the geographic areas in which we operate, revenue related to the leisure traveler is relatively insignificant compared to fuel and services related revenue generated by our professional driver customers.

Item 1B. Unresolved Staff Comments

Please refer to Item 3. Legal Proceedings for disclosure relating to matters involving the Securities and Exchange Commission (“SEC”).

Item 2. Properties

The Company's administrative headquarters are located in a 9,800 square foot facility in Rockaway, New Jersey. This facility accommodates the Company's administrative, marketing and sales personnel. The lease expires on October 31, 2007 and carries an annual rent of $122,287, which includes common area charges. The Company owns property located at 344 Route 46 in Rockaway, New Jersey. This facility accommodates the Company's fuel terminal, including fuel storage tanks, truck yard space and dispatch operations. The Company purchased the property in August 1999, through a newly formed wholly-owned subsidiary, Able Energy Terminal, LLC, at a purchase price of $1,150,000. The Company also owns a building, totaling approximately 1,450 square feet, consisting of a wood frame facility located at 38 Diller Avenue, Newton, New Jersey, that will serve as a supply depot, storage area and administrative offices and service facility when damage that occurred on March 14, 2003 in connection with a fire is repaired.  Please refer to Note 22 - Subsequent Events, found in the Notes to the Consolidated Financial Statements for disclosure relating to the lease of the Newton facility.

Able Melbourne leases a 3,000 square foot concrete and aluminum facility that serves as a storage and service facility and administrative offices, located at 79 Dover Avenue, Merritt Island, Florida, and is governed by an oral, month-to-month lease with annual rent of $5,000. The Company does not store fuel oil at this location with the exception of that which is kept in the delivery trucks. This facility is located within three miles of its wholesale supplier. The Company is responsible for maintaining all of its facilities in compliance with all environmental rules and laws.  Please refer to Note 22 - Subsequent Events, found in the Notes to the Consolidated Financial Statements for disclosure relating to the sale of the Able Melbourne assets and liabilities on February 8, 2008

On July 1, 2006, Able NY moved into a brand new terminal located at 10 Industrial Park in Warrensburg, NY.  This 118,556 square foot property was purchased by the Company in 2003, and accommodates Able NY fuel terminal, including liquid fuel storage tanks, truck yard space, dispatch operations and a small office staff.

Able subleases an office located at 1140 Sixth Avenue in New York City. The lease expires on April 29, 2009 and carries an annual rent increasing from $196,467 to $208,432 over the term of the lease. This 4,569 square foot space is used as our executive offices.

Effective June 1, 2007, Plazas executed ten leases with Properties for ten of Plazas' travel plaza locations.  The leases expire on September 30, 2009 and provide for an initial aggregate annual lease payment of $6.5 million.  The Plaza leases are renewable annually, upon the mutual consent of Plazas and Properties.   The ten properties and their location by state are:

Belmont-NY
Carney-NJ
Doswell-VA
Clarks Ferry-PA
Frystown-PA
Gables of Carlisle-PA
Gables of Frystown-PA
Gables of Harrisburg-PA
Milton-PA
Strattanville-PA (Inactive)

In addition, Plazas leases its Breezewood, PA travel plaza facility from unaffiliated third parties.  The primary facility lease was executed on December 31, 2005, expires on December 31, 2010 and was assumed by Plazas upon the completion of the business combination with Properties on May 30, 2007.  The annual rent is $420,000.  Plazas also lease an adjacent parking area under a lease that expires February 28, 2009.  The annual rent for the parking area is $98,000.

Typically, these travel plazas include fuel islands, restaurants, retail and convenience stores, maintenance services, game rooms, personal services, lodging (in certain locations) and other amenities for both the professional and leisure traveler.

In connection with the business combination with Properties, Able acquired a ten year option to acquire any of the travel plaza real estate owned by Properties, providing that the Company assume all existing debt obligations related to the applicable properties.  The option has been valued at $5.0 million and is exercisable as long as Plazas' leases relating to the applicable real estate remain in effect.  Plazas' leases automatically renew, upon the mutual consent of Plazas and Properties, for consecutive one year terms so that the total term of each lease shall be for a period of ten years.

Item 3. Legal Proceedings

Except as described hereafter, as of June 30, 2007, the Company is not a party to any pending material legal proceeding.  To the knowledge of management, no director, executive officer or affiliate of the Company or owner of record or beneficially of more than 5% of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Following an explosion and fire that occurred at the Company's Facility in Newton, NJ on March 14, 2003, and through the subsequent clean up efforts, the Company has cooperated fully with all local, state and federal agencies in their investigations into the cause of this accident.  A lawsuit (known as Hicks vs. Able Energy, Inc.) has been filed against the Company by residents who allegedly suffered property damages as a result of the March 14, 2003 explosion and fire. The Company's insurance carrier is defending the Company as it relates to compensatory damages. The Company has retained separate legal counsel to defend the Company against the punitive damage claim. On June 13, 2005, the Court granted a motion certifying a plaintiff class action which is defined as "All Persons and Entities that on and after March 14, 2003, residing within a 1,000 yard radius of Able Oil Company's fuel depot facility and were damaged as a result of the March 14, 2003 explosion". The Company sought and received Court permission to serve interrogatories to all class members and in November 2007 answers to interrogatories were received by less than 125 families and less than 15 businesses. The Company successfully moved to exclude any and all persons and entities from the class that did not previously provide answers to interrogatories.  The class certification is limited to economic loss and specifically excludes claims for personal injury from the Class Certification. The Company believes that the Class Claims for compensatory damages is within the available limits of its insurance coverage. On September 13, 2006, the plaintiff’s counsel made a settlement demand of $10,000,000, which the Company believes to be excessive and the methodology upon which it is based to be fundamentally flawed. On May 7, 2008, this matter entered mediation. As of the date of this Report, mediation has not been successful but the Company remains open to reasonable settlement discussions with the plaintiffs. The Company intends to vigorously defend the claim.

Relating to the March 14, 2003 explosion and fire, a total of 227 claims have been filed against the Company for property damages and 224 claims have been settled by the Company's insurance carrier. In addition to the Hicks action, six property owners, who were unable to reach satisfactory settlements with the Company's insurance carrier, filed lawsuits for alleged property damages suffered as a result of the March 14, 2003 explosion and fire. Subsequently, four of the lawsuits were settled. Two of the lawsuits are pending.  The Company's insurance carrier is defending the Company as it relates to the Hicks action and the remaining two property damage claims. The Company's counsel is defending punitive damage claims. The Company believes that compensatory damage claims are within the available limits of insurance and reserves for losses have been established, as deemed appropriate, by the insurance carrier. The Company believes the remaining three unsettled lawsuits will not have a material adverse effect on the Company's consolidated financial condition or operations.

As previously disclosed, on September 7, 2006, the Company received a Formal Order of Private Investigation from the SEC pursuant to which the Company, certain of its officers and a director were served with subpoenas requesting certain documents and information. The Formal Order authorizes an investigation of possible violations of the anti-fraud provisions of the federal securities laws with respect to the offer, purchase and sale of the Company's securities and the Company's disclosures or failures to disclose material information. The Company believes that it did not violate any securities laws and intends to cooperate fully with and assist the SEC in its inquiry. The scope, focus and subject matter of the SEC investigation may change from time to time and the Company may be unaware of matters under consideration by the SEC. The Company has produced and will, if required, continue to produce responsive documents and intends to continue cooperating with the SEC in connection with the investigation.  On May 13, 2008, the Company received correspondence from the SEC requesting the Company respond, in writing, to eleven questions proffered by the SEC staff.  The Company provided it’s responses to the eleven questions in it’s response to the SEC, dated May 21, 2008.  The responsive correspondence was signed by the Company’s outside SEC counsel, Buchanan Ingersoll & Rooney, PC, after said correspondence was reviewed by the Company’s senior management, as well as the Company’s outside financial consultants.

On July 29 and 30, 2008, the Company’s CEO, Mr. Frost, and the Company’s Executive Vice-President, Business Development, Mr. Nocito, were deposed by the SEC.  The Company has been advised by its SEC counsel, who also attended the depositions, that the primary focus of the investigation is for the Company to complete its outstanding, delinquent filings in order to obtain filing compliance.

On June 26, 2007, the Company and its affiliate, All American Properties, Inc. (together with the Company the “Claimants”), filed a Demand for Arbitration and Statement of Claim in the Denver, Colorado office of the American Arbitration Association against Manns Haggerskjold of North America, Ltd. (“Manns”), Scott Smith and Shannon Coe (collectively the “Respondents”), Arbitration Case No. 77 148 Y 00236 07 MAV. The Statement of Claim filed seeks to recover fees of $1.2 million paid to Manns to obtain financing for the Company and All American. The Claimants commenced the Arbitration proceeding based upon the Respondents breach of the September 14, 2006 Commitment letter from Manns to All American that required Manns to loan All American $150 million. The Statement of Claim sets forth claims for breach of contract, fraud and misrepresentation and lender liability. On July 23, 2007, Respondents filed their answer to the Statement of Claim substantially denying the allegations asserted therein and interposing counterclaims setting forth claims against the Company for breach of the Non-Circumvention Clause, breach of the Exclusivity Clause and unpaid expenses. Respondents also assert counterclaims for fraudulent misrepresentation and unjust enrichment. On Respondents’ counterclaim for breach of the Non-Circumvention Clause, Respondents claim damages of $6,402,500. On their counterclaim for breach of the Exclusivity Clause, Respondents claim damages of $3,693,750, plus an unspecified amount related to fees on loans exceeding $2,000,000 closed by All American or the Company over the next five years. Respondents do not specify damages relative to their other counterclaims.

On August 7, 2007, the Claimants filed their reply to counterclaims denying all of Respondents material allegations therein. Respondents’ counterclaims were based on the false statement that the Claimants had, in fact, received the financing agreed to be provided by Manns from a third party.   The Respondents subsequently withdrew their counterclaims.

The parties have selected an Arbitrator and are presently engaged in discovery.  Document production has been completed and depositions of the parties have commenced.  It is anticipated that these depositions will be concluded by the end of November, 2008.  The hearing is currently scheduled to commence before the Arbitrator on December 8, 2008.

Please refer to Note 22 – Subsequent Events – Litigation, found in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report for disclosure relating to other legal proceedings in which the Company is currently involved which may have a material adverse effect on the consolidated operations or financial results of the Company.  On occasion, the Company may become a party to litigation incidental to its business. There can be no assurance that any legal proceedings will not have a material adverse affect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price and Dividend Information

Since October 13, 2006, the Company's Common Stock has been quoted on the Pink Sheets under the symbol "ABLE".  From 1999 until October 13, 2006, the Company’s common stock traded on the Nasdaq Capital Market (formerly the Nasdaq Small Cap Market) under the symbol “ABLE”.  The following table sets forth the high and low bid prices of the Common Stock on a quarterly basis for the 2006, 2007 and 2008 fiscal years as reported by Nasdaq or quoted through the Pink Sheets:

Fiscal Year Ending June 30, 2008	High	Low
First Quarter	$2.25	$1.35
Second Quarter	1.50	0.60
Third Quarter	0.94	0.60
Fourth Quarter	0.70	0.34

Fiscal Year Ended June 30, 2007	High	Low
First Quarter	$7.70	$4.43
Second Quarter	4.55	1.80
Third Quarter	2.80	1.82
Fourth Quarter	2.30	1.35

Fiscal Year Ended June 30, 2006	High	Low
First Quarter	$18.22	$11.45
Second Quarter	12.75	6.25
Third Quarter	9.69	6.50
Fourth Quarter		4.20

(b) As of June 30, 2008, the Company’s common stock was held beneficially by approximately 2,600 persons.

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

(d) Recent Sales of Unregistered Securities

On April 30, 2008, the Company issued 14,442 restricted shares of its common stock, $0.001 par value, to a financial consultant, Hammond Associates, LLC, as partial consideration for providing consulting services in connection with satisfying the Company’s SEC reporting requirements.

Comparison of Cumulative Total Returns

The following table shows a comparison of cumulative total returns on the common stock of the Company from June 28, 2002 through June 30, 2007 with the cumulative total return on the NASDAQ Stock Market-U.S. and the cumulative total return on a group of NASDAQ Fuel Oils Companies (SIC Code 5983) (the “Peer Group”).

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	FISCAL YEAR ENDING
COMPANY/INDEX/MARKET	6/28/2002	6/30/2003	6/30/2004	6/30/2005	6/30/2006	6/29/2007

Able Energy, Inc.	100.00	90.40	70.00	415.14	162.57	54.29
Peer Group Index	100.00	134.18	157.43	25.35	20.67	31.73
NASDAQ Market Index	100.00	111.20	141.42	141.27	150.36	180.25

Item 6. Selected Financial Data

The following selected financial data presented for Able and its Subsidiaries on a consolidated basis should be read in conjunction with the Consolidated Financial Statements, including the related notes, and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation".

	For the Year Ended June 30,
	2007	2006	2005	2004	2003
Results of Operation Data-Continuing Operations			(1)	(2)	(2)

Sales	$93,641,548	$75,093,104	$61,872,623	$42,847,123	$43,365,028
Gross Profit	8,538,014	7,467,895	6,150,470	5,579,654	6,459,633
Operating (Loss) Income	(4,007,513)	(2,857,627)	(1,928,309)	(2,310,863)	241,951
Net (Loss) Income from Continuing Operations	(6,632,303)	(6,241,559)	(2,180,091)	(1,732,959)	26,342
Depreciation and Amortization	740,203	755,700	1,225,197	1,194,958	1,112,098
Interest Expense	949,016	642,517	449,776	576,578	435,992
Basic and Diluted Net Loss Per Share - Continuing Operations	(1.60)	(2.23)	(1.04)	(0.86)	0.01
Basic and Diluted Weighted Average Number of Shares Outstanding	4,133,090	2,800,476	2,094,629	2,013,250	2,012,708

Consolidated Balance Sheet Data

Cash	$3,034,183	$2,144,729	$1,754,318	$1,309,848	$400,033
Current Assets	23,143,640	7,164,977	6,100,464	5,531,423	5,504,366
Current Liabilities	26,768,567	7,597,294	6,853,089	5,500,095	5,652,767
Total Assets	48,162,096	13,090,868	12,433,858	12,229,536	12,531,652
Long-Term Liabilities	4,362,542	3,821,488	3,966,041	3,724,692	3,616,461
Total Stockholders’ Equity	17,030,987	1,672,086	1,614,728	3,095,927	3,262,424

Notes
(1)
The consolidated balance sheet data as of June 30, 2005 and 2004 and the consolidated statement of operations data for the years ended June 30, 2005, 2004 and 2003 have been derived from the consolidated financial statements for such periods.

(2)	The consolidated results of operations data for the years ended June 30, 2004 and 2003 have been adjusted to reflect the discontinued operations of Able Propane, LLC.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our Consolidated Financial Statements, and Notes thereto, contained elsewhere in this Annual Report.

Overview

Able was incorporated in Delaware in 1997. Able Oil, a wholly-owned subsidiary of Able, was established in 1989 and sells both residential and commercial heating oil, diesel fuel and complete HVAC service to it heating oil customers. Able NY, a wholly-owned subsidiary of Able, sells residential and commercial heating oil, propane, diesel fuel and kerosene to customers in and around the Warrensburg, NY area. Able Melbourne, a wholly-owned subsidiary of Able, was established in 1996 and sells various grades of diesel fuel around Cape Canaveral, FL. PriceEnergy, Inc., a majority owned subsidiary of Able, was established in 1999 and has developed a platform that has extended the Company’s ability to sell and deliver liquid fuels and related energy products over the Internet. The Company’s newest subsidiary, Plazas, was formed to operate eleven travel plazas acquired in connection with the Company’s business combination with All American Plazas, Inc. (now known as All American Properties, Inc.) which was consummated on May 30, 2007.  These plazas serve the professional and leisure traveler in the mid-Atlantic and northeast regions of the United States of America.

Management’s Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements, which are based upon current expectations and involve a number of risks and uncertainties.  Investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include:

•	Commodity Supply
•	Commodity Pricing
•	Customers Converting to Natural Gas
•	Alternative Energy Sources
•	Winter Temperature Variations (Loss of Heating Degree Days)
•	Availability of Financing
•	Legislative Changes
•	The Availability (Or Lack of) Acquisition Candidates
•	The Success of Our Risk Management Activities
•	The Effects of Competition
•	Changes in Environmental Law

We undertake no obligation to update or revise any such forward-looking statements.

Business Strategy

Our business plan calls for maximization of sales throughout our existing Oil Segment and Travel Plaza Segment market areas by means of aggressive market penetration to recapture lost business as well as to attract new customers who have moved into or travel through our market areas.  In addition, our external strategy is to acquire related heating oil and travel plaza businesses, which strengthen and expand our current service areas along with moving into planned new areas.  In this way, we can realize new residential and commercial business and take advantage of expected population growth in new market regions.

We also are in the process of becoming more vertically integrated through acquisition.  In addition to acquiring businesses in the core #2 heating oil portion of our business, we are also developing relationships with potential acquisitions in the area of diesel fuel distribution, truck stop facilities, convenience store/gasoline fueling stations and alternative fuels.  Also, the Company is building its delivery coverage area in the northeast by expanding its dealer network and volume capabilities through Internet sales via our PriceEnergy.com platform.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 3 of the consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2007.  The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

We consider the following policies to be the most critical in understanding the judgments involved in preparing the consolidated financial statements and the uncertainties that could impact our results of consolidated operations, financial condition and cash flows.

Revenue Recognition, Unearned Revenue and Customer Pre-Purchase Payments

Sales of travel plaza services, fuel and heating equipment are recognized at the time of delivery to the customer, and sales of equipment are recognized at the time of installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating equipment service contracts are deferred and amortized into income over the term of the respective service contracts, on a straight-line basis, which generally do not exceed one year.  Payments received from customers for the pre-purchase of fuel are recorded as a current liability until the fuel is delivered to the customer, at which time the payments are recognized as revenue by the Company.

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

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company applied these requirements to accounting changes made after the implementation date. The Company believes the restatement of its 2005 financial results, as discussed in Note 21 of the Notes to the Consolidated Financial Statements, reflects the appropriate application of the guidance found in SFAS 154.

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. In July and August 2006, the Company entered into two private placement agreements for convertible debentures and a note payable, a registration rights agreement and issued warrants in connection with the private placement (See Note 12). Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for uncapped liquidated damages, the Company determined that the registration rights is a derivative liability.  The Company has measured this liability in accordance with SFAS No. 5.

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

In September 2006, the FASB issued SFAS No.157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in United States generally accepted accounting principles and expands disclosures about fair value measurements. Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption of SFAS 157 is encouraged. The Company is currently evaluating the impact of SFAS 157, and the Company will adopt SFAS 157 in the fiscal year beginning July 1, 2008.

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

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2") which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." Adoption of FSP EITF 00-19-02 was required for fiscal years beginning after December 15, 2006, and has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”.  The new standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  Adoption of SFAS No. 162, upon its effectiveness, is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Results of Operations - Fiscal 2007 Compared to Fiscal 2006

During the year ended June 30, 2007, the Company’s total revenues were $93.6 million.  The Company is engaged in two primary business activities, organized in two segments; the Oil Segment and the Travel Plaza Segment.

Please refer to Item 1A. Risk Factors for disclosures related to market forces and risks and their impact on the Company’s consolidated results of operations, in particular, the risks identified under the heading “Fuel pricing and the effect on profitability”.

Oil Segment

Net sales for the year ended June 30, 2007 were $74.1 million versus $75.1 million in the same period last year, a decrease of $1.0 million, or 1.3%. Underlying the relatively flat performance was a $4.7 million, or 9.9%, increase in #2 Heating Oil sales, due primarily to price, a $2.3 million increase in gasohol sales, due to volume, all of which was offset by a $7.5 million, or 54.1%, volume related decrease in commercial fuel sales reflecting the loss of some of the Oil Segment’s commercial fuel customers during the year ended June 30, 2007. While we have initiated efforts to recover and or replace the lost commercial fuel customers and their former net sales, there is no assurance that we will be successful in our efforts.

Gross profit increased $0.4 million and gross profit margin percent for year ended June 30, 2007 increased to 10.6% from 9.9% last year. The increase in gross profit margin percent was the result of improved fuel pricing, partially offset by a loss on future contracts, included in cost of sales, of $0.9 million.

Selling, general and administrative expense for the year ended June 30, 2007 increased by $0.5 million, or 5.0%, compared to the same period in the prior year. Decreases in employee compensation related expenses and bank fees were more than offset by an increase in professional fees of $1.0 million, primarily audit and legal expenses related to the Company’s efforts to regain SEC filing compliance and the Company’s legal matters, respectively (see Note 20 regarding the Company’s legal matters) .

Total other expenses decreased to a net expense of $2.7 million in the year ended June 30, 2007 from $3.4 million last year. The change was primarily related to a $1.1 million decrease in financing costs related to the prior year amortization of debt discounts on convertible debenture and notes payable, partially offset by an increase in registration rights penalty of $0.4 million.

As a result of the above noted performance for the year ended June 30, 2007, net loss improved $0.2 million, or 3.2%, to a loss of $(6.0) million compared to $(6.2) million in the same period last year.

Please refer to Note 14 of the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for the fiscal year ended June 30, 2007 for additional disclosures relating to the Oil Segment of our business.

Travel Plaza Segment

Net sales for the year ended June 30, 2007 were $19.6 million, reflecting the first month of consolidated reporting of the Travel Plaza Segment, acquired May 30, 2007.  Gross profit for the period was $1.1 million.  Net loss of the Travel Plaza Segment was $0.6 million for this period.  No comparable information existed for the period ended June 30, 2006 since the transaction with All American Plazas, Inc., now known as All American Properties, Inc., was not closed during that period.

Please refer to Item 1, Business of this Annual Report for additional disclosures relating to the acquisition of the Travel Plaza Segment business and Note 14 of the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional disclosures relating to the Travel Plaza Segment of our business.

Depreciation and Amortization

Depreciation and amortization expense remained approximately unchanged for fiscal 2007 as compared to fiscal 2006.

Results of Operations - Fiscal 2006 Compared to Fiscal 2005

Revenue for the year ended June 30, 2006 increased to $75.1 million producing a gross profit of $7.5 million. The Company experienced a loss from operations of $2.9 million due mainly to a substantial increase in selling, general and administrative (“SG&A”) expenses.  In addition, financing related expenses grew to $3.4 million producing a net loss from continuing operations of $6.2 million.

Net sales for fiscal 2006 increased by approximately $13.2 million or 21% to $75.1 million from $61.9 million in fiscal 2005. This increase can be primarily attributed to the substantial increase in the sales price of fuel oil, increasing the selling price per gallon of home heating oil.

Our gross profit for fiscal year ended June 30, 2006 and 2005 was 9.9% and 9.9%, respectively.  The gross profit for fiscal 2006 increased by $1.3 million or 21% to $7.5 million from $6.2 million in fiscal 2005. The increase in gross profit was primarily due to increased gross profit in our PriceEnergy subsidiary, increased gross profit from on-road diesel sales and from propane sales at our Warrensburg N.Y. operation. In addition the Company experienced decreased use of sub-contractors in our Rockaway, N.J. service division.

SG&A for fiscal 2006 increased by approximately $2.7 million or 40% compared to fiscal 2005. The Company primarily attributes this increase to increase in legal, consulting and accounting fees of $1.6 million due to professional fees incurred for acquisition and financing related activities.  In addition, SG&A increased as a result of the hiring of a CEO, CFO, and a Vice President of Business Development totaling $500,000; along with the establishment of a New York City office at a cost of $100,000. The Company also increased advertising expenditures by $200,000 in order to attempt to increase the Company’s market share.

Liquidity and Capital Resources

We had a net loss of $3.4 million for the three month period ended June 30, 2007, and we incurred a net loss of $6.6 million and used cash in operations of $1.3 million for the twelve month period ended June 30, 2007. Our principal sources of working capital have been the proceeds from borrowing against the Company's receivable and credit card sales and from public and private placements of securities, primarily consisting of convertible debentures and notes payable. During the three month period ended June 30, 2007, the Company raised no new funds.  During the twelve month period ended June 30, 2007, the Company secured $4.2 million from the proceeds of convertible debentures and notes payable and less than $0.1 million in proceeds from option exercises. Other than for the day–to-day operations of the Company, less than $0.1 million, net, was expended for advances to related parties and repayment of loans during the twelve month period ended June 30, 2007.

We had a working capital deficiency of $3.6 million at June 30, 2007 compared to a working capital deficiency of $0.4 million at June 30, 2006. The working capital decrease of $3.2 million was primarily due to an increase in the current liability for notes payable and convertible debentures financings.

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

As of June 30, 2008, the Company had a cash balance of $2.4 million and $0.8 million of available borrowings through its credit line facility, potentially offset by $1.5 million in obligations for funds received in advance under the pre-purchase fuel program. In order to meet our liquidity requirements, the Company continues to explore financing opportunities available to it.

On March 20, 2007, the Company entered into a credit card receivable advance agreement with Credit Cash, LLC ("Credit Cash") whereby Credit Cash agreed to loan the Company $1.2 million. The loan is secured by the Company's existing and future credit card collections. Terms of the loan call for a repayment of $1,284,000, which includes a one-time finance charge of $84,000, over a seven-month period. This will be accomplished through Credit Cash withholding 18% of Credit Card collections of Able Oil Company and 10% of Credit Card collections of PriceEnergy.com, Inc. over the seven-month period, which began on March 21, 2007. There are certain provisions in the agreement which allows Credit Cash to increase the withholding, if the amount withheld by Credit Cash over the seven-month period is not sufficient to satisfy the required repayment of $1,284,000.  Please refer to Note 22 - Subsequent Events, found in the Notes to the Consolidated Financial Statements, for disclosure relating to disclosure of additional transactions with Credit Cash, subsequent to June 30, 2007, that helped to improve or affected the Company’s liquidity.

On May 30, 2007, the Company completed its previously announced business combination between Properties and the Company whereby the Company, in exchange for an aggregate of 11,666,667 shares of the Company’s restricted common stock, purchased the operating businesses of eleven truck stop plazas owned and operated by Properties. 10 million shares were issued directly to Properties and the remaining 1,666,667 shares were issued in the name of Properties in escrow pending the decision by the Company’s Board of Directors relating to the assumption of certain Properties secured debentures. The acquisition included all assets comprising the eleven truck plazas other than the underlying real estate and the buildings thereon.  The Company anticipates that the business combination will result in greater net revenue and reduce overall operational expenses by consolidating positions and overlapping expenses.  The Company also expects that the combination will result in the expansion of the Company’s home heating business by utilizing certain of the truck plazas as additional distribution points for the sale of the Company’s products. Additionally, the Company expects that the business combination will lessen the impact on seasonality on the Company’s cash flow since the combined Company will generate year-round revenues.

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

On June 1, 2005, Properties completed a financing that may impact the Company.  Please refer to Item 1, Business, Travel Plaza Segment for disclosure relating to this financing.

Please refer to Item 1A, Risk Factors, Registration rights agreements for additional disclosure of prior year transactions that may eventually have a negative impact the Company’s future liquidity.

Please also refer to Notes 10, 11 and 12 of the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional disclosures relating to the Company’s potential future payment obligations for notes payable, capital leases and convertible debentures, respectively.

Subsequent to June 30, 2007, the Company executed numerous financing agreements, sold certain assets and engaged in other activities to enhance its liquidity.  Please refer to Note 22 - Subsequent Events, found in the Notes to the Consolidated Financial Statements, for detailed disclosure of these activities, subsequent to June 30, 2007, that helped to improve the Company’s liquidity

The Company must also bring current each of its SEC filings as part of a plan to raise additional capital. In addition to the filing of this Form 10-K for the year ended June 30, 2007, the Company must also complete and file its Reports on Form 10-Q for the quarters ended September 30, 2007, December 31, 2007 and March 31, 2008 and Form 10-K for the year ended June 30, 2008.

There can be no assurance that the financing or the cost saving measures as identified above will be satisfactory in addressing the short-term liquidity needs of the Company. In the event that these plans cannot be effectively realized, there can be no assurance that the Company will be able to continue as a going concern.

Contractual Obligations

The following schedule summarizes our contractual obligations as of June 30, 2007 in the periods indicated:

		Less Than			More then
Contractual Obligation	Total	1 Year	1-3 Years	3-5 years	5 years

Long term debt	$6,868,894	$3,236,168	$531,192	$325,459	$2,776,075
Capital lease obligations	1,105,858	376,042	535,168	194,648	-
Operating leases	9,899,603	7,236,730	2,662,872	-	-
Other long term obligations	415,117	214,517	141,600	59,000	-
Total contractual obligations	$18,289,472	$11,063,458	$3,870,832	$579,107	$2,776,075

Excluded from the table above are estimated interest payments on long-term debt and capital lease obligations of approximately $617,000, $799,000, $377,000 and $1,855,000 for the periods less than 1 year, 1-3 years, 3-5 years and more than 5 years, respectively.   In addition, excluded from above are unconditional purchase obligations of approximately $5.7 million that the Company entered into subsequent to June 30, 2007.

Additional Factors That May Affect Future Results

Loss on Future Contracts

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

Through March 31, 2007, the Company has deposited a total of $923,017 in margin requirements with the broker and has realized a loss of $923,017 on the 40 closed contracts above representing 1,680,000 gallons.

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

Seasonality

The Company’s Oil Segment operations are subject to seasonal fluctuations, with a majority of the Oil Segment’s business occurring in the late fall and winter months. Approximately 60% to 65% of the Oil Segment’s revenues are earned and received from October through March; most of such revenues are derived from the sale of home heating products, primarily #2 home heating oil.  However, the seasonality of the Oil Segment’s business is offset, in part, by an increase in revenues from the sale of HVAC products and services, diesel and gasoline fuels during the spring and summer months due to the increased use of automobiles and construction apparatus.

From May through September, Able Oil can experience considerable reduction of retail heating oil sales. Similarly, Able NY’s propane operations can experience up to an 80% decrease in heating related propane sales during the months of April to September, which is offset somewhat by increased sales of propane gas used for pool heating, heating of domestic hot water in homes and fuel for outdoor cooking equipment.

Over 90% of Able Melbourne’s revenues are derived from the sale of diesel fuel for construction vehicles and commercial and recreational sea-going vessels during Florida’s fishing season, which begins in April and ends in November. Only a small percentage of Able Melbourne’s revenues are derived from the sale of home heating fuel. Most of these sales occur from December through March, Florida’s cooler months.  Please refer to Note 22 - Subsequent Events, found in the Notes to the Consolidated Financial Statements, for disclosure relating to the February 8, 2008, sale of the assets and liabilities of Able Melbourne.

Seasonal issues have an insignificant impact on the Company’s Travel Plaza Segment.  While leisure travel has a tendency to moderate somewhat in the winter months in the geographic areas in which we operate, revenue related to the leisure traveler is relatively insignificant compared to fuel and services related revenue generated by our professional driving customers.

Future Operating Results

Future operating results, which reflect management’s current expectations, may be impacted by a number of factors that could cause actual results to differ materially from those stated herein.  These factors include worldwide economic and political conditions, terrorist activities, industry specific factors and governmental agencies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

During the period from July 28, 2006 to August 15, 2006, the Company’s PriceEnergy subsidiary entered into futures contracts for #2 heating oil to hedge a portion of its forecasted heating season requirements. The Company purchased 40 contracts through a broker for a total of 1,680,000 gallons of #2 heating oil at an average call price of $2.20 per gallon. Due to warmer than average temperatures through the heating season, as of June 30, 2007, the Company has experienced a substantial drop in fuel consumption and price, resulting in a loss on these contracts.

Through June 30, 2007, the Company’s PriceEnergy subsidiary deposited a total of $923,017 in margin requirements with the broker and has realized a loss of $923,017 on 40 closed contracts representing 1,680,000 gallons.

The Company is obligated to purchase # 2 Heating Oil under various contracts with its suppliers. As of June 30, 2007, total open commitments under these contracts were approximately $5.7 million and expire on various dates through the end of August 2008.

Exchange Rate, Interest Rate and Supply Risks

The Company has no exchange rate risks as we conduct 100% of our operations in the United States of America, and we conduct our transactions in US dollars.  The Company is exposed to extensive market risk in the areas of fuel cost, availability and related financing and interest cost.  Please refer to Item 1A, Risk Factors for additional disclosure about risk.  Increases in our borrowing rates, as small as 100 basis points, could significantly increase our losses and hinder our ability to purchase our fuels for resale.  The slightest disruption in the fuel supply chain could also significantly increase our losses and hinder our ability to purchase our fuels for resale.  The Company has no protection against interest rate risk or supply disruptions.  Other than the above noted futures contracts, the Company does not engage in any other sort of hedging activity and holds no  investments securities at June 30, 2007.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes thereto called for by this item appear under the caption “Consolidated Financial Statements” beginning on page F-1 attached hereto of this Annual Report on Form 10-K.

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

Subsequent to their dismissal, the Company and its Chief Executive Officer (“CEO”) filed an action in New York state court against Marcum & Kliegman, LLP. See, Note 22 - Subsequent Events - Litigation found in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

The Company engaged Lazar Levine & Felix, LLP (“LLF”) as its new independent registered public accounting firm as of September 21, 2007. Prior to its engagement, LLF had been serving as independent auditors for Properties, an affiliate and the largest stockholder of the Company.  Please refer to Note 22 – Subsequent Events found in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer and several other members of the Company's senior management at June 30, 2007. Based on this evaluation, and as noted below, the Company's Chief Executive Officer and Acting Chief Financial Officer concluded that as of  June 30, 2007, the Company's disclosure controls and procedures were not effective, for the reasons discussed below, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the Reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Acting Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company identified a weakness during the preparation of the June 30, 2006 Form 10-K. The weakness related to the Company’s loss of its then Chief Financial Officer and the appointment of an Acting Chief Financial Officer.  As a result of the SEC’s Formal Order of Private Investigation and the subpoenas issued in connection therewith and the change of the Company’s auditors, the Company became delinquent in filing its SEC reports. During the preparation of the June 30, 2006 Form 10-K and during the twelve months ended June 30, 2007, the Company retained independent consultants with experience in public company disclosure requirements to assist the Chief Executive Officer and the acting Chief Financial Officer in their respective duties during the review, preparation and disclosures required in SEC rules and regulations.

Changes in Disclosure Controls and Procedures

A new Chief Financial Officer was appointed as of September 24, 2007, and the Company continues to engage independent consultants with experience in public company disclosure requirements to assist such officers in their respective duties during the review, preparation and disclosures required in SEC rules and regulations.   The Company believes that its appointment of its new Chief Financial Officer, along with the continued retention of independent consultants, will result in its disclosure controls and procedures being sufficiently effective to insure that the Company will become compliant with its SEC reporting requirements.

Item 9B. Other Information

This 2007 Annual Report on Form 10-K, our June 30, 2008 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2007, December 31, 2007 and March 31, 2008 will be filed beyond the applicable filing deadlines.

ABLE ENERGY, INC. AND SUBSIDIARIES
Consolidated Financial Statements

For the Years Ended
June 30, 2007 and 2006

Page

Report of Independent Registered Public Accounting Firm - Lazar Levine & Felix, LLP	F-2
Report of Independent Registered Public Accounting Firm - Marcum & Kliegman, LLP	F-3
Report of Independent Registered Public Accounting Firm – Simontacchi & Company, LLP	F-4
Consolidated Balance Sheets as of June 30, 2007 and 2006	F-5
Consolidated Statements of Operations for the Years Ended June 30, 2007, 2006 and 2005	F-6
Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2007, 2006 and 2005	F-7
Consolidated Statements of Cash Flows for the Years Ended June 30, 2007, 2006 and 2005	F-8 - F-9
Notes to Consolidated Financial Statements	F-10 - F-56

Lazar Levine & Felix LLP
CERTIFIED PUBLIC ACCOUNTANT & BUSINESS CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Able Energy, Inc and Subsidiaries
Rockaway, New Jersey

We have audited the accompanying consolidated balance sheet of Able Energy, Inc. and Subsidiaries (the "Company") as of June 30, 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2007. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The June 30, 2006 financial statements were audited by other auditors whose report dated April 4, 2007, on those statements included explanatory paragraphs describing conditions that raised substantial doubt about the Company's ability to continue as a going concern and potential financial statement adjustments that might result from the outcome of a Formal Order of Private Investigation from the Securities and Exchange Commission ("SEC").

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial statement schedule are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedule, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2007 and the results of its operations and its cash flows for the year ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred losses from continuing operations of approximately $6,632,000, $6,242,000 and $2,180,000 during the years ended June 30, 2007, 2006 and 2005, respectively, resulting in an accumulated deficit of $17,671,264 at June 30, 2007. In addition, the Company has used cash from operations of approximately $1,272,000 for the year ended June 30, 2007 and has a working capital deficiency of approximately $3,625,000 at June 30, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, Marcum & Kliegman ("M&K") was the Company's predecessor independent registered public accounting firm for fiscal 2006. M&K has not consented to reissue its report dated April 4, 2007 included with the Company's June 30, 2006 Annual Report on Form, 10-K filed with the SEC on April 12, 2007. Accordingly, the consolidated balance sheet as of June 30, 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 2006 contained in the accompanying consolidated financial statements and footnotes are not covered by a report of an independent registered public accounting firm report as required by the standards of the Public Company Accounting Oversight Board (United States) and the rules and regulations of the SEC.

LAZAR LEVINE & FELIX LLP
Morristown, New Jersey
October 16, 2008

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Able Energy, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm - Marcum & Kliegman, LLP

Please refer to Explanatory Note at page 3 of this Annual Report and Note 1 - Nature of Operations to these Consolidated Financial Statements regarding the Report of Marcum & Kliegman for the fiscal year ended June 30, 2007.

SIMONTACCHI & COMPANY, LLP CERTIFIED PUBLIC ACCOUNTANTS	170 E. MAIN STREET ROCKAWAY, NEW JERSEY 07866 TEL: (973) 664-1140 FAX: (973) 664-1145

To The Board of Directors
Able Energy, Inc.
Rockaway, New Jersey 07866

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Able Energy, Inc. and subsidiaries as of June 30, 2005 and the related consolidated statements of operations, Stockholders' equity, and cash flows for the year ended June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversite Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Able Energy, Inc. and subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for the year ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

Simontacchi & Company, LLP
Rockaway, New Jersey
September 14, 2005

MEMBER, AMERICAN INSTITUTE OR CERTIFIED PUBLIC ACCOUNTANTS

ABLE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30,
	2007	*2006
	(audited)
ASSETS
Current Assets:
Cash and cash equvalents	$3,034,183	$2,144,729
Accounts receivable, net of allowance for doubtful accounts of
$744,253 and $462,086, at June 30, 2007 and 2006, respectively	5,648,996	3,414,894
Advances to related party	8,374,496	-
Inventories	4,191,790	675,987
Notes receivable-current portion	725,000	400,579
Prepaid expenses and other current assets	1,169,175	528,788
Total Current Assets	23,143,640	7,164,977

Property and equipment, net	7,603,263	4,414,051
Notes receivable-less current portion	-	725,000
Goodwill	11,139,542	-
Intangible assets, net	5,970,303	326,658
Deferred financing costs, net	225,430	150,264
Prepaid acquisition costs	-	225,000
Security deposits	79,918	84,918
Total Assets	$48,162,096	$13,090,868

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$481,602	$1,231,640
Notes payable, current portion	3,236,168	76,181
Capital leases payable, current portion	376,042	314,145
Convertible debentures and notes payable,
net of unamortized debt discounts of
$1,784,233 and $70,368 as of June 30, 2007 and 2006, respectively	1,348,267	62,132
Accounts payable and accrued expenses	17,711,401	2,298,937
Customer pre-purchase payments and unearned revenue	3,615,087	3,614,259
Total Current Liabilities	26,768,567	7,597,294

Notes payable, less current portion	3,632,726	3,176,175
Capital leases payable, less current portion	729,816	645,313
Total Long-Term Liabilities	4,362,542	3,821,488

Total Liabilities	31,131,109	11,418,782

COMMITMENTS AND CONTINGENCIES
Stockholders' Equity:
Preferred stock; par value $.001, authorized 10,000,000 shares;
issued-none	-	-
Common stock; $.001 par value; 75,000,000 and 10,000,000 shares authorized at June 30, 2007 and 2006, respectively;
14,950,947 and 3,128,923 shares issued and outstanding
at June 30, 2007 and 2006, respectively	14,951	3,129
Additional paid in capital	37,840,498	14,812,723
Accumulated deficit	(17,671,264)	(11,038,961)
Notes and loans receivable-related parties	(3,153,198)	(2,104,805)

Total Stockholders' Equity	17,030,987	1,672,086

Total Liabilities and Stockholders' Equity	$48,162,096	$13,090,868

* June 30, 2006 not covered by a report of an independent registered public accounting firm - See Note 1.

See accompanying notes to the consolidated financial statements

ABLE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended June 30,:
	2007	*2006	2005
	(audited)		(audited)
Net Sales	$93,641,548	$75,093,104	$61,872,623

Cost of Sales (exclusive of depreciation and amortization shown separately below)	85,103,534	67,625,209	55,722,153

Gross Profit	8,538,014	7,467,895	6,150,470

Operating Expenses:
Selling, general and administrative	11,805,324	9,569,822	6,853,582
Depreciation and amortization	740,203	755,700	1,225,197

Total Operating Expenses	12,545,527	10,325,522	8,078,779

Loss from Operations	(4,007,513)	(2,857,627)	(1,928,309)

Other Income (Expense):
Interest and other income	554,767	155,068	340,697
Interest income - related parties	280,048	82,305	-
Interest expense	(937,345)	(625,018)	(427,277)
Interest expense - related party	(11,671)	(17,499)	(22,499)
Note conversion expense	-	(125,000)	-
Amortization of deferred financing costs	(814,088)	(424,156)	(121,790)
Amortization of debt discounts on convertible debentures and note payable	(1,286,135)	(2,429,632)	-
Registration rights penalty	(381,542)	-	-
Total Other Expenses	(2,595,966)	(3,383,932)	(230,869)

Loss before provision for income taxes	(6,603,479)	(6,241,559)	(2,159,178)

Provision for income taxes	28,824	-	20,913

Net Loss	$(6,632,303)	$(6,241,559)	$(2,180,091)

Basic and diluted loss per common share	$(1.60)	$(2.23)	$(1.04)

Weighted average number of common shares outstanding -
basic and diluted	4,133,090	2,800,476	2,094,629

* June 30, 2006 not covered by a report of an independent registered public accounting firm - See Note 1.

See accompanying notes to the consolidated financial statements

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For The Years Ended June 30, 2007, 2006 and 2005

	Common Stock				Notes and Loans	Total
	Shares	Amount	Additional Paid - in Capital	Accumulated Deficit	Receivable Related Parties	Stockholders' Equity
Balance June 30, 2004	2,013,250	$2,013	$5,711,224	$(2,617,311)	$-	$3,095,926
Common stock issued in connection with option and warrant exercise	291,213	291	478,392	-	-	478,683
Options granted to employees-below market price	-	-	117,000	-	-	117,000
Restricted common stock granted to board members	10,000	10	103,200	-	-	103,210
Net loss	-	-	-	(2,180,091)	-	(2,180,091)
Balance June 30, 2005 (audited)	2,314,463	2,314	6,409,816	(4,797,402)	-	1,614,728
Discounts on convertible debentures	-	-	2,500,000	-	-	2,500,000
Common stock issued in connection with option and warrant exercise	385,000	385	2,427,365	-	-	2,427,750
Common stock issued upon conversion of note payable	57,604	58	624,942	-	-	625,000
Common stock issued upon conversion of convertible debt and related accrued interest	371,856	372	2,416,691	-	-	2,417,063
Options granted to employees	-	-	31,787	-	-	31,787
Amortization of deferred compensation	-	-	402,122	-	-	402,122
Loan receivable from stockholder for payment of certain prepaid financing costs	-	-	-	-	(125,000)	(125,000)
Notes receivable from related party and related interest receivable for reimbursement of certain fees	-	-	-	-	(179,230)	(179,230)
Issuance of note receivable and related interest receivable upon advance to stockholders	-	-	-	-	(1,800,575)	(1,800,575)
Net loss	-	-	-	(6,241,559)	-	(6,241,559)
Balance June 30, 2006*	3,128,923	3,129	14,812,723	(11,038,961)	(2,104,805)	1,672,086
Options granted to outside directors	-	-	439,825	-	-	439,825
Common stock issued in connection with option exercise	12,500	12	54,488	-	-	54,500
Common stock issued in connection with Summit settlement	142,857	143	171,286			171,429
Discounts on convertible debentures and note payable	-	-	3,000,000	-	-	3,000,000
Amortization of deferred compensation	-	-	123,843	-	-	123,843
Notes receivable from related parties for reimbursement of certain fees	-	-	-	-	(590,000)	(590,000)
Issuance of notes receivable and related accrued interest receivable upon advance to stockholders and related party	-	-	-	-	(458,393)	(458,393)
Issuance of stock for the purchase of the assets of All American Plaza, Inc.	11,666,667	11,667	19,238,333	-	-	19,250,000
Net loss	-	-	-	(6,632,303)	-	(6,632,303)
Balance June 30, 2007 (audited)	14,950,947	$14,951	$37,840,498	$(17,671,264)	$(3,153,198)	$17,030,987

* June 30, 2006 not covered by a report of an independent registered public accounting firm - See Note 1.

See accompanying notes to the consolidated financial statements

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2007	*2006	2005
Cash flows from operating activities:	(audited)		(audited)

Net loss	$(6,632,303)	$(6,241,559)	(2,180,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	740,203	755,700	1,206,315
Write-off of capital project	-	57,447	-
Provision for bad debts	107,167	296,021	163,663
Amortization of debt discounts	1,286,135	2,429,632	-
Amortization of deferred financing costs	814,088	424,156	15,881
Accrual of interest income on note receivable and loan-related parties	(182,942)	(82,305)	-
Stock - based compensation	735,096	433,909	220,210
Gain on sale of property and equipment	(11,964)	(6,300)	-
Derivative losses	926,170	-	-
Note conversion expense	-	125,000	-
(Increase) decrease in operating assets:
Accounts receivable	585,218	(888,644)	(438,958)
Advances to related parties	(8,374,496)	-	-
Inventories	180,046	51,000	(167,662)
Prepaid expenses and other current assets	(1,255,675)	4,541	220,423
Security deposits	5,000	(30,000)	82,097
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	10,042,856	78,631	225,968
Customer pre-purchase payments and unearned revenue	(236,711)	880,578	277,721
Net cash used in operating activities	(1,272,112)	(1,712,193)	(374,433)

Cash flows from investing activities:
Purchases of property and equipment	(843,112)	(474,547)	(725,087)
Cash acquired in purchase of Horsham Franchise, net of $128,000 cash paid	109,539	-	-
Cash acquired in purchase of All American Plazas, Inc.	2,201,977	-	-
Advances to related parties	(1,580,451)	(2,022,500)	-
Prepaid acquisition costs	-	(225,000)	-
Collection of notes receivable	231,878	256,682	320,718
Proceeds from sale of property and equipment	13,884	6,300	270,412
Net cash used in investing activities	133,715	(2,459,065)	(133,957)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(750,038)	216,172	316,232
Proceeds from notes payable	1,200,000	-	3,750,000
Repayments of notes payable	(1,043,617)	(71,358)	(3,079,052)
Repayments of capital leases payable	(350,787)	(293,721)	(243,236)
Proceeds from the exercise of options and warrants	54,500	2,427,750	478,683
Deferred financing costs	(82,207)	(217,174)	(269,767)
Proceeds from issuance of convertible debentures and note payable	3,000,000	2,500,000	-
Net cash provided by financing activities	2,027,851	4,561,669	952,860

Net increase in cash and cash equivalents:	889,454	390,411	444,470
Cash and cash equivalents at beginning of period	2,144,729	1,754,318	1,309,848
Cash and cash equivalents at end of period	$3,034,183	$2,144,729	$1,754,318

* June 30, 2006 not covered by a report of an independent registered public accounting firm - See Note 1.

See accompanying notes to the consolidated financial statements

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the years ended June 30,
	2007	*2006	2005
Supplemental disclosure of cash flow information:	(audited)		(audited)
Cash paid during the period for:
Interest	$949,015	$517,286	$432,849
Income taxes	$-	$-	$17,249

Supplemental non - cash investing and financing activity:
Purchase of Horsham franchise from Able Oil Montgomery, Inc.:
Assets acquired and liabilities assumed(preliminary):
Inventories	$28,000	$-	$-
Property and equipment	39,000	-	-
Intangible assets - Customer lists	697,175	-	-
Customer pre - purchase payments	(237,539)	-	-

Business combination with All American Plazas, Inc.:
Assets acquired and liabilities assumed (preliminary):
Accounts receivable-net	2,947,566	-	-
Inventories	3,667,849	-	-
Property and equipment	2,443,767	-	-
Intangible assets-franchise agreements	64,156	-	-
Intangible asset-option to acquire Properties real estate	5,000,000	-	-
Prepaid expenses and other current assets	503,708	-	-
Goodwill	11,139,542	-	-
Accounts payable and accrued expenses	(5,604,025)	-	-
Notes payable	(3,114,540)	-	-

Common stock issued upon conversion of notes payable	$-	$500,000	$-

Common stock issued upon conversion of convertible debt and accrued interest	$-	$2,417,063	$-

Property and equipment acquired through the assumption of capital lease obligations	$402,775	$276,781	$446,725

* June 30, 2006 not covered by a report of an independent registered public accounting firm - See Note 1.

See accompanying notes to the consolidated financial statements

Able Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Information with respect to the period ended June 30, 2006 are not covered by a report of an independent registered public accounting firm.)

Note 1 - Nature of Operations

The accompanying financial information for the year ended June 30, 2006 was audited by Marcum & Kliegman LLP (“M&K”), the Company’s predecessor independent registered public accounting firm. M&K has not withdrawn its report dated April 4, 2007 contained in the Company’s fiscal 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission ( “SEC”)  on April 12, 2007 but has not consented to reissue its report in connection with the Company’s fiscal 2007 Annual Report on Form 10-K. Accordingly, no report of an independent registered accounting firm is included on page F-3 in this filing for June 30, 2006. In addition, the accompanying consolidated balance sheet as of June 30, 2006 and related consolidated  statements of operations, stockholders’ equity and  cash flows for the year ended June 30, 2006 are not covered by a report of independent registered public accounting firm as required by the rules and regulations of the Public Company Accounting Oversight Board (United States) and SEC. In addition, any financial and non-financial information related to the year ended June 30, 2006 included in the accompanying notes to consolidated financial statements are also not covered by a report of an independent registered public accounting firm.  (See note 22 for information related to ongoing litigation between the Company and M&K)

Able Energy, Inc. (“Able”) was incorporated on March 13, 1997, in the state of Delaware. Its current wholly-owned subsidiaries are Able Oil Company Inc. (“Able Oil”), Able Energy New York, Inc. (“Able NY”), Able Oil Melbourne, Inc. (inactive, as of February 8, 2008), (“Able Melbourne”), Able Energy Terminal, LLC, PriceEnergy.com Franchising, LLC (inactive), Able Propane, LLC (inactive), and its majority owned (67.3% as of June 30, 2007) subsidiary, PriceEnergy.com, Inc. (“PriceEnergy”) and All American Plazas, Inc. (“Plazas”).  Able, together with its operating subsidiaries, are hereby also referred to as the Company.

Since the Company’s business combination with All American Plazas, Inc. now known as All American Properties, Inc. on May 30, 2007 (See, Note 4), the Company is engaged in two primary business activities, organized in two segments; the Oil segment and the Travel Plaza segment.

The Company’s Oil Segment, consisting of Able Oil, Able NY, Able Melbourne, Able Energy Terminal, LLC and PriceEnergy, is engaged in the retail distribution of, and the provision of services relating to, #2 home heating oil, propane gas, kerosene and diesel fuels. In addition to selling liquid energy products, the Company offers complete heating, ventilation and air conditioning (“HVAC”) installation and repair and other services and also markets other petroleum products to commercial customers, including on-road and off-road diesel fuel, gasoline and lubricants.  Please refer to Note 22 - Subsequent Events, for disclosure relating to the February 8, 2008 sale of the Able Melbourne assets and liabilities and the July 22, 2008 sale of 49% of the common stock of Able NY and the Company’s Easton and Horsham, Pennsylvania operations (“Able PA”) and the subsequent rights granted to the Company on October 31, 2008 to repurchase those shares of stock in Able NY and the interest in Able PA. ..

The Company’s Travel Plaza Segment, operated by Plazas, is engaged in the retail sale of food, merchandise, fuel, personal services, onsite and mobile vehicle repair, services and maintenance to both the professional and leisure driver through a current network of ten travel plazas, located in Pennsylvania, New Jersey, New York and Virginia.

Note 2 - Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from continuing operations during the years ended June 30, 2007, 2006 and 2005 of approximately, $6.6 million, $6.2 million and $2.2 million, respectively, resulting in an accumulated deficit balance of approximately $17.7 million as of June 30, 2007.  Net cash used in operations during the years ended June 30, 2007, 2006 and 2005 was approximately $1.3 million, $1.7 million and $ 0.4 million, respectively.  At June 30, 2007, the Company has a working capital deficiency of $3.6 million.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

On May 30, 2007, the Company completed a business combination with All American Plazas, Inc., now known as All American Properties, Inc. (“Properties”) (See Note 20).  The Company is pursuing sales initiatives, cost savings and credit benefits as contemplated in the business combination including consolidation of business operations where management of the Company deems appropriate for the combined entity. In order to conserve its capital resources and to provide incentives for the Company’s employees and other service vendors, the Company expects to continue to issue, from time to time, common stock and stock options to compensate employees and non-employees for services rendered. The Company is focusing on expanding its distribution programs and new customer relationships to increase demand for its products. In addition, the Company is pursuing other lines of business, which include expansion of its current commercial business into other products and services such as bio-diesel, solar energy and other energy related home services. The Company is also evaluating, on a combined basis, all of its product lines for cost reductions, consolidation of facilities and efficiency improvements. There can be no assurance, however, that the Company will be successful in achieving its operational improvements which would enhance its liquidity situation.

Note 2 - Going Concern and Management’s Plans – continued

The Company’s net loss for the year ended June 30, 2007 was approximately $6.6 million, including non-cash charges totaling approximately $4.4 million. The Company has been funding its operations through an asset-based line of credit, the issuance of convertible debentures, and the proceeds from the exercise of options and warrants.

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

During the year ended June 30, 2007, the Company issued notes receivable and made loans to its largest stockholder, Properties, with a balance at June 30, 2007 of approximately $2.7 million, including accrued interest of approximately $0.2 million (See Note 19).  The Company has granted Properties a series of extensions of the maturity of these obligations.  These obligations were recorded as contra equity within these consolidated financial statements.  In addition, during June 2007, the Company paid $8.4 million of fuel invoices on behalf of Properties.  This advance was reflected in current assets at June 30, 2007 (See Note 19).

The Company will require some combination of the collection of Properties notes receivable and loans, new financing, restructuring of existing financing, improved receivable collections and/or improved operating results in order to maintain adequate liquidity over the course of the year ending June 30, 2008.   The Company must also bring current each of its Securities and Exchange Commission (“SEC”) filings as part of a plan to raise additional capital.  In addition to the filing of this Form 10-K for the year ended June 30, 2007, the Company must also complete and file its Form 10-Q for the quarters ended September 30, 2007, December 31, 2007 and March 31, 2008 and its Annual Report on Form 10-K for the year ended June 30, 2008.

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

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less at the time of purchase are considered cash equivalents.

Note 3 - Summary of Significant Accounting Policies – continued

Inventories

Inventories consist principally of heating oil, diesel fuel, kerosene, propane and heating equipment, related parts and supplies, and are valued at the lower of cost (first in, first out method) or market.
	June 30,
	2007	2006

#2 heating oil	$327,757	$335,485
Diesel fuel	59,086	42,567
Kerosene	10,176	9,125
Propane	15,980	33,444
Parts, supplies and equipment	213,484	255,366
Fuels	1,260,653	-
Non-fuel	2,304,654	-

Grand Total	$4,191,790	$675,987

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is provided by using the straight-line method based upon the estimated useful lives of the assets as follows:

Trucks, Machinery and Equipment, Office Furniture, Fixtures and Equipment	5-10 years
Fuel Tanks	10 years
Cylinders – Propane	20 years
Buildings	20-40 years
Building Improvements	20 years
Leasehold Improvements	Lesser of useful life or life of lease

Upon retirement or other disposition of these assets, the cost and related accumulated depreciation and amortization of these assets are removed from the accounts and the resulting gains or losses are reflected in the consolidated results of operations. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized.

Intangible Assets

Intangible assets include customer lists, website development costs and an option to purchase real estate from Properties.  Costs incurred in the developmental stage for computer hardware and software have been capitalized in accordance with Emerging Issues Task force (“EITF”) 00-2, “Accounting for Web Site Development Costs,” and are amortized on a straight-line basis over the estimated useful life of 5 years.

Customer lists related to various acquisitions are being amortized over lives of 10-15 years.

The option to purchase the real estate of properties is being amortized over 10 years, the life of the leases including the automatic renewal options.

Note 3 - Summary of Significant Accounting Policies – continued

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

Based upon an assessment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, there has been no impairment of the intangible assets.

Deferred Financing Costs

In connection with the Company’s issuance of convertible debentures, notes payable and obtaining a line of credit, the Company incurred certain costs, which were capitalized and are being amortized over the life of the related debt obligation.  For convertible debentures that are converted into common stock, the pro-rata portion of the deferred financing cost is amortized immediately upon conversion.

Goodwill

Goodwill information is as follows:
Year Ended
June 30, 2007

Goodwill-beginning of year	$-
Acquired	11,139,542
Goodwill-end of year	$11,139,542

Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires that purchased goodwill and indefinite-lived intangibles not be amortized.  Rather, goodwill and indefinite-lived intangible assets are subject to at least an annual assessment for impairment by applying a fair value-based test.

SFAS No. 142 requires a two-step approach to testing goodwill for impairment for each reporting unit.  Our reporting units are determined by the components that constitute a business for which both, (1) discreet financial information is available and, (2) management of the reporting segment regularly reviews the operating results of that component.  The first step tests for impairment by applying fair value-based tests at the reporting segment level.  The second step (if necessary) measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit.  We completed the first step of the annual goodwill impairment testing in the fourth quarter of fiscal 2007 and found no indicators of impairment of our recorded goodwill.

Use of Estimates

The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires the use of estimates that affect the reported amounts of assets, liabilities, revenues and expenses.  These estimates are based on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our conclusions.  We continually evaluate the information used to make these estimates as the business and economic environment changes.  Actual results may differ from these estimates under different assumptions or conditions.  Such differences could have a material impact on our future financial position, results of operations and cash flows.

Note 3 - Summary of Significant Accounting Policies – continued

Minority Interest

The Company records adjustments to the minority interests in PriceEnergy for the allocable portion of income or loss that the minority interest holders are entitled to.  The Company suspends allocation of losses to minority interest holders when the minority interest balance for a particular minority interest holder is reduced to zero.  Any excess loss above the minority interest holder’s balance is not charged to minority interests as the minority interest holders have no obligation to fund such losses.  Thus, the Company suspended the allocation of minority interest in fiscal 2007, 2006 and 2005.

Joint Ventures

The Company may from time to time enter into joint venture arrangements with third parties.   For 50% or less joint venture interests, the Company will reflect its investment in the joint venture as investments in non-consolidating subsidiaries on the consolidated balance sheet.   For 51% or more interests, the Company consolidates the joint venture results with that of the Company.  The Company has not entered into any joint ventures during the three year period ended June 30, 2007 (See Note 20).

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

Deferred tax assets pertaining to windfall tax benefits on exercise of non-qualified stock options and the corresponding credit to additional paid-in capital are recorded if the related tax amount either reduces income taxes payable or results in an income tax refund.  The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce income taxes payable or resulted in an income tax refund in the current year.  Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental income tax benefit is realized after considering all other income tax benefits presently available to the Company.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations where disqualifying changes occur in the stock ownership of a company.  In the event the Company experiences a disqualifying change in ownership, utilization of the carry forwards could be restricted.

Concentrations of Credit Risk

Cash: The Company maintains its cash with various financial institutions in excess of the federally insured limit.  At June 30, 2007 and 2006, the Company had cash on deposit of approximately $1.6 million and $1.9 million, respectively, in excess of federally insured limits.

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

Advertising

Advertising costs are expensed at the time the advertisement takes place.  Advertising expense was approximately $500,000, $500,000 and $300,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

Note 3 - Summary of Significant Accounting Policies – continued

Shipping and Handling Costs

Shipping and handling costs incurred by the Company in connection with the purchase and delivery of fuel oil inventory and fuels were approximately $351,000, $300,000 and $300,000 for the years ended June 30, 2007, 2006 and 2005, respectively, and are recognized as a component of cost of sales within the consolidated statement of operations.

Revenue Recognition and Unearned Revenue and Customer Pre-Purchased Payments

Sales of travel plaza services, fuel and heating equipment are recognized at the time of delivery to the customer, and sales of equipment are recognized at the time of installation.  Revenue from repairs and maintenance service is recognized upon completion of the service.  Payments received from customers for heating equipment service contracts are deferred and recognized over the term of the respective service contracts, on a straight-line basis, which generally do not exceed one year. Payments received from customers for the pre-purchase of fuel is recorded as a current liability until the fuel is delivered to the customer, at which time it is recognized as revenue by the Company.

Derivative Contracts

The Company uses derivative instruments (futures contracts) to manage the commodity price risk inherent in the purchase and sale of #2 heating oil. Derivative instruments are required to be marked to market under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (“SFAS 133”), as amended. These contracts are designated as cash flow hedges in accordance with SFAS 133 and are recorded at fair value as a liability entitled “fuel derivative contracts” on the Company's consolidated balance sheet.

The Company believes that these futures contracts for fuel oil have been effective during their term to offset changes in cash flow attributable to the hedged risk. The Company performs a prospective and retrospective assessment of the effectiveness of the futures contracts at least on a quarterly basis. All unrealized gains or losses on the futures contracts at each reporting date are included in accumulated other comprehensive loss in the equity section of the condensed consolidated balance sheet and in comprehensive loss until the related fuel purchases being hedged are sold at which time such gains or losses are recorded in cost of sales in the consolidated statements of operations. However, if the Company expects at any time that continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the futures contracts and the hedged transaction in one or more future periods, a loss is reclassified into cost of goods sold for the amount that is not expected to be recovered. All contracts were closed as of June 30, 2007.  As of June 30, 2007, all realized losses on futures contracts were recorded in cost of goods sold in the consolidated statement of operations in the amount of approximately $900,000. There were no such gains or losses in the prior two fiscal years.

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

The total common shares issuable upon the exercise of stock options and warrants, and conversion of convertible debentures excluded from comparative diluted loss per share was 7,102,524 shares, 5,452,520 shares and 238,000 shares at June 30, 2007, 2006 and 2005, respectively.

Presentation of Motor Fuel Taxes Remitted to Government Authorities

The Company’s Travel Plaza Segment is charged motor fuel taxes by its suppliers, and these suppliers remit these taxes to government agencies.  The Travel Plaza Segment then collects these taxes from consumers at the time of sale.  Net sales and cost of sales in our consolidated statements of operations included fuel taxes of $3,354,265 for the year ended June 30, 2007.

Note 3 - Summary of Significant Accounting Policies – continued

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces APB No. 20 and SFAS 6, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company applied these requirements to any accounting changes after the implementation date. The application of SFAS 154 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) No. 05-1, “Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer’s Exercise of a Call Option” (“EITF No. 05-1”) which addresses that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer’s exercise of a call option pursuant to the original terms of the instrument. EITF No. 05-1 is effective for periods beginning after June 28, 2006. The adoption of this pronouncement did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2005, the FASB ratified EITF Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, which addresses when a convertible debt instrument should be considered conventional for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized.

In February 2006, the FASB issued SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments, which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Note 3 - Summary of Significant Accounting Policies – continued

Recent Accounting Pronouncements – continued

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

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in United States generally accepted accounting principles, and expands disclosures about fair value measurements.  Adoption is required for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption of SFAS 157 is encouraged.  The Company is currently evaluating the impact of SFAS 157 and the Company will adopt SFAS 157 in the fiscal year beginning July 1, 2008.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 becomes effective in fiscal 2007.  Adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”  Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006, and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 157, Fair Value Measurements.   The Company is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

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

Note 3 - Summary of Significant Accounting Policies – continued

Recent Accounting Pronouncements – continued

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

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”.  The new standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  Adoption of SFAS No. 162, upon its effectiveness, is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Reclassifications

The Company has reclassified certain components of the stockholders’ equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of SAB No. 107, regarding SFAS No. 123(R), “Share-Based Payment.” This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders’ equity for such deferred compensation. This reclassification has no effect on consolidated net loss or total consolidated stockholders’ equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

Certain other reclassifications have been made to prior year’s consolidated financial statements in order to conform to the current year presentation.

Stock-Based Compensation

Prior to July 1, 2005, the Company accounted for its stock options issued to employees pursuant to APB 25, "Accounting for Stock Issued to Employees”.  Accordingly, the Company would recognize employee stock-based compensation expense only if it granted options at a price lower than the closing price of the Company’s common stock on the date of grant. Any resulting compensation expense would then have been recognized ratably over the associated service period. The Company provided proforma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

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

Note 3 - Summary of Significant Accounting Policies – continued

Stock-Based Compensation – continued

The Company recognizes these compensation costs over the requisite service period of the award, which is generally the vesting term of the options.

Stock-based employee compensation expense relating to the Company’s stock option plan (See Note 13) reflected in net loss for the years ended June 30, 2007, 2006 and 2005 was zero, $31,787, and $117,000, respectively.

Because all outstanding stock options were vested at June 30, 2005, there was no incremental impact to the consolidated financial statements for the year ended June 30, 2006 as a result of adopting SFAS 123R, as compared to what the stock-based compensation would have been under APB 25.  At June 30, 2007, there was no unamortized value of employee stock options under SFAS 123R because all outstanding stock options at June 30, 2007 were fully vested.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the EITF Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or In  Conjunction  with Selling,  Goods or Services” which require that such equity instruments are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value determined is then amortized over the applicable service period.  Stock-based compensation for non-employees accounted for under EITF 96-18 was $171,429, $402,122 and zero for the years ended June 30, 2007, 2006 and 2005, respectively (See Note 13). At June 30, 2007, there was no unamortized value of non-employee stock options.

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

Due to the acquisition of certain assets and liabilities from Properties on May 30, 2007, the Company has elected to use the “simplified “method in determining the expected life, and ultimately, the value assigned to these options due to the lack of available, sufficient historical option exercise data.  The Company has not previously elected to use the “simplified” method in valuing any of its option grants, and depending on data available at the time, may or may not elect to use the “simplified” method when valuing future grants of options.

Note 3 - Summary of Significant Accounting Policies – continued

Stock-Based Compensation – continued

The following table illustrates the proforma effect on net loss and loss per common share for the years ended June 30, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

For the Year Ended June 30,
2005
Net loss from continuing operations, as reported	$(2,180,091)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	858,324

Pro forma net loss from continuing operations	$(3,038,415)

Weighted average number of common shares outstanding, basic and diluted	2,094,629

Loss per common share:
Basic and diluted from continuing operations, as reported	$(1.04)

Basic and diluted from continuing operations, pro forma	$(1.45)

Note 4 – Acquisitions

On December 13, 2006, the Company purchased certain of the assets and assumed certain liabilities of its Horsham franchise from Able Oil Montgomery, Inc., a non-related party, for $764,175. Able Oil Montgomery is a full service retail fuel oil and service company located in Horsham, Pennsylvania, which until this acquisition, was a franchise operation of the Company and an entity to whom the Company sold #2 heating oil.  This acquisition was accounted for pursuant to SFAS No. 141, “Business Combinations” (“SFAS 141”) which requires that the total purchase price be allocated to the fair value of the assets acquired, including the intangible assets and liabilities, if any, assumed based on their fair values at the acquisition date.  Accordingly, under the purchase method of accounting, the assets acquired by the Company were recorded at their respective preliminary fair values as of the date of acquisition, summarized as follows:

Purchase of Horsham franchise from Able Oil Montgomery, Inc.:
Assets acquired and liabilities assumed(preliminary):
Cash	$237,539
Inventories	28,000
Property and equipment	39,000
Intangible assets - Customer lists	697,175
Customer pre - purchase payments	(237,539)
Total purchase price	764,175
Less: Cash paid to purchase Horsham Franchise	(128,000)
Non-cash consideration due to seller	$636,175
Non - cash consideration consisted of:
Note payable due to seller	$345,615
Forgiveness of note receivable, accrued interest receivable and other receivable due from seller	290,560
$636,175

The accompanying consolidated financial statements include the results of Horsham franchise operations from December 13, 2006, the effective date of acquisition, to June 30, 2007.

On May 30, 2007, Able completed the purchase of certain of the assets and assumed certain liabilities of its largest shareholder, All American Plazas, Inc., a Pennsylvania corporation, for a purchase price of $19,250,000. The consideration for the purchase price was the issuance of 11, 666,667 shares of the Company’s common stock at a price of $1.65 per share, the market price of the Company’s common stock on the day of issuance.  Prior to the purchase transaction, All American Plazas, Inc. owned approximately 31.8% of the Company’s common stock.  After consummation of the purchase transaction, All American Plazas, Inc., owned approximately 85.5% of the Company’s outstanding common stock.  Approximately 85% of the outstanding stock of All American Plazas, Inc. is beneficially held by the Chelednik Family Trust by Mr. Frank Nocito, our Vice President of Business Development, and his wife, Sharon Chelednik, for the benefit of their family members, including seven children.  Mr. Nocito is also a Vice President of All American Plazas, Inc.  In addition, pursuant to an agreement between the Chelednik Family Trust and Gregory Frost, Our Chief Executive Officer (“CEO”) and Chairman, through an entity controlled by him (Crystal Heights, LLC), is the beneficial holder of approximately 15% of the outstanding common stock of All American Plazas, Inc.  Subsequent to the business combination, All American Plazas, Inc. changed its name to All American Properties, Inc. (“Properties”). This business combination resulted in Able acquiring the operating assets of eleven multi-use truck stop plazas, formerly operated by Properties, and assuming certain of Properties debt.  Properties retained ownership of the underlying real property on which each of the acquired travel plazas was situated.  Able formed a new wholly-owned subsidiary, All American Plazas, Inc. (“Plazas”), a Delaware corporation, to operate the acquired plazas which constitute the Company’s Travel Plaza Segment.

The Company’s Travel Plaza Segment is engaged in the retail provision of food, merchandise, fuel, lodging (in select locations), personal services, onsite and mobile vehicle repair, services and maintenance to both the professional and leisure driver through a current network of 10 travel plazas, located in Pennsylvania, New Jersey, New York and Virginia.   Two of the locations are operated under a Petro franchise, three operate under the Gables brand name and the remaining travel plazas operate under the All American Plazas banner.  The Travel Plaza Segment’s operations range from full service facilities, such as the Milton Petro in Milton Pennsylvania, to facilities with more limited amenities, such as the Gables of Harrisburg, located in Harrisburg, Pennsylvania.  Full service facilities generally include separate gas and diesel fueling islands, lodging, truck maintenance and repair services, overnight parking with communication and entertainment pods, certified truck weighing scales, restaurants and travel and convenience stores offering an array of merchandise catering to the professional truck driver and other motorists.

Note 4 – Acquisitions-continued
This acquisition was also accounted for pursuant to SFAS 141 which requires that the total purchase price be allocated to the fair value of the assets acquired, including the intangible assets and liabilities, if any, assumed based on their fair values at the acquisition date.  Accordingly, under the purchase method of accounting, the assets acquired by the Company were recorded at their respective preliminary fair values as of the date of acquisition, summarized as follows:

Business combination with All American Plazas, Inc.:
Assets acquired and liabilities assumed (preliminary):
Cash and cash equivalents	$2,201,977
Accounts receivable-net	2,947,566
Inventories	3,667,849
Property and equipment	2,443,767
Intangible assets-franchise agreements	64,156
Intangible asset-option to acquire Properties real estate	5,000,000
Prepaid expenses and other current assets	503,708
Goodwill	11,139,542
Accounts payable and accrued expenses	(5,604,025)
Notes payable	(3,114,540)
Total purchase price	$19,250,000

The accompanying consolidated financial statements include the results of Plaza’s operations from June 1, 2007, the effective date of acquisition, to June 30, 2007.

The following unaudited proforma statements of operations represent consolidated results of operations of the Company had the acquisition of All American Plazas, Inc. and Able Oil Montgomery, Inc. occurred for the current and proceeding fiscal years, summarized as follows:

(Unaudited)	For the Years Ending June 30,
	2007	2006

Net revenue	$282,241,850	$260,983,819
Net loss	$(12,291,420)	$(7,100,966)
Basic and diluted (loss) per share	$(0.83)	$(0.49)

The above unaudited proforma information does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or the results which may occur in the future.

Note 5 - Notes Receivable

On March 1, 2004, the Company entered into two notes receivable totaling $1.4 million related to the sale of its subsidiary, Able Propane, LLC. The notes are secured by substantially all the assets of Able Propane, LLC. One note for $500,000 bears interest at a rate of 6% per annum and the other note for $900,000 is non-interest bearing. Principal is payable in annual installments and interest is paid quarterly with the final maturity date of March 1, 2008 for both notes.  The balance outstanding of these two notes as of June 30, 2007 and 2006 was $725,000 and $950,000, respectively. Interest earned on the interest-bearing note for the years ended June 30 2007, 2006 and 2005 was $30,000 per year.  The principal and interest due on the notes was paid-in-full in March, 2008.

Note 5 - Notes Receivable-continued

The Company had a note receivable from Able Montgomery, Inc. (“Able Montgomery”) and Andrew Schmidt (the owner of Able Montgomery) related to the sale of Able Montgomery and certain assets to Mr. Schmidt. The note was dated June 15, 2000 for $170,000. The note bore interest at 9.5% per annum and payments commenced October 1, 2000. The note was secured by the stock of Able Montgomery, Able Montgomery’s assets, as well as a personal guarantee of Mr. Schmidt. The balance outstanding on this note at June 30, 2007 and 2006 was zero and $168,701, respectively.  On December 13, 2006, the Company purchased the assets of Able Montgomery (See Note 4).  Included in the purchase consideration was the forgiveness of the principal balance due and accrued interest on the above noted note.

The Company had a note receivable related to the sale of oil delivery trucks to an independent driver. This independent driver also delivers oil for the Company. The note bears interest at the rate of 12% per annum. This note was issued in February 1999 and is payable in twelve monthly installments each year. The balance on this note at June 30, 2007 and 2006 was zero and $6,878, respectively.

Note 6 - Property and Equipment

Property and equipment was comprised of the following at June 30, 2007 and 2006:

	June 30,
	2007	2006
Land	$479,346	$479,346
Buildings	1,674,124	1,656,106
Building improvements	906,685	251,401
Trucks and autos	4,552,651	3,826,414
Machinery and equipment	1,988,777	1,028,769
Office furniture, fixtures and equipment	1,359,242	219,778
Fuel tanks	1,008,129	872,096
Cylinders - propane	486,309	385,450
	$12,455,263	$8,719,360
Less: accumulated depreciation	(4,852,000)	(4,305,309)
Property and equipment, net	$7,603,263	$4,414,051

At June 30, 2007 and 2006 equipment held under the capital leases, included above, had a net book value of $1,398,361 and $1,001,291, respectively.

Depreciation of property and equipment, including the depreciation of equipment held under capital leases, was $622,518, $560,228 and $697,780 for the years ended June 30, 2007, 2006 and 2005, respectively.

Note 7 - Intangible Assets

Intangible assets were comprised of the following:

	For theYear Ended June 30,
	2007				2006
	Weighted
	Average
	Useful	Carrying	Accumulated
	Life (Yrs)	Amount	Amortization	Net	Net
Customer lists	8.3	$1,308,025	$464,374	$843,651	$215,642
Website development costs	3.0	2,394,337	2,331,324	63,013	111,016
Franchise agreements	9.1	64,155	516	63,639	-
Option to purchase real estate	10.0	5,000,000	-	5,000,000	-
Total	9.7	$8,766,517	$2,796,214	$5,970,303	$326,658

The estimated amortization of customer lists, website development costs and franchise agreements for the five years ending June 30, 2012 and thereafter, is as follows:

		Website		Option to
	Customer	Development	Franchise	Purchase
For the years ending June 30,	Lists	Costs	Agreements	Real Estate	Total

2008	$88,530	$37,964	$6,200	$541,667	$674,361
2009	88,530	17,893	6,200	500,000	612,623
2010	85,209	7,156	6,200	500,000	598,565
2011	84,545	-	6,200	500,000	590,745
2012	59,167	-	5,811	500,000	564,978
Thereafter	437,670	-	33,029	2,458,333	2,929,032
	$843,651	$63,013	$63,639	$5,000,000	$5,970,303

Information related to intangible assets for the years ended June 30, 2007 and 2006 is as follows:
	Twelve Months Ended June 30,
	2007	2006
Balance-Beginning of year	$326,658	$518,381
Amounts capitalized	5,761,330	3,749
Amortization	(117,685)	(195,472)
Balance-End of year	$5,970,303	$326,658

Amortization expense for intangible assets was $117,685, and $195,472 for the years ended June 30, 2007 and 2006, respectively. In connection with the purchase of Horsham, the Company recorded a customer list asset with a preliminary value of $697,175.  In conjunction with the acquisition of Plazas, the Company also recognized a franchise agreement intangible asset of $64,155.

Also in conjunction with the acquisition of Plazas, Able acquired a ten-year option to acquire any of the travel plaza real estate owned by Properties, providing that the Company assume all existing debt obligations related to the applicable properties.  The option has been valued at $5.0 million and is exercisable as long as the Plaza’s leases relating to the applicable real estate remain in effect.  The Plaza leases automatically renew, upon the mutual consent of Plazas and Properties, for consecutive one year terms so that the total term of each lease shall be for a period of ten years.

At June 30, 2007, the weighted average remaining life of the intangible assets was 9.7 years.

Note 8 - Deferred Financing Costs and Debt Discounts

The Company incurred deferred financing costs in conjunction with the sale of convertible debentures on July 12, 2005, July 5, 2006 and August 8, 2006 (See Note 12), notes payable on May 13, 2005 (See Note 10), and a line of credit on May 13, 2005 (See Note 9).  These costs were capitalized to deferred financing costs and are being amortized over the term of the related debt.  Amortization of deferred financing costs was $814,088, $424,156 and $121,790 for the years ended June 30, 2007, 2006 and 2005, respectively. The 2007 amount includes $715,000 charged to amortization of deferred financing costs since the financing did not occur.

Additionally, in accordance with EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”, the Convertible Debentures issued on July 12, 2005, July 5, 2006 and August 8, 2006 were considered to have a beneficial conversion premium feature. The Company recorded a debt discount of $5,500,000 related to this conversion premium and warrants issued in connection with the financing.  The Company amortized $1,286,135, $2,429,632 and zero of debt discount during the years ended June 30, 2007, 2006 and 2005, respectively.

Note 9 - Line of Credit

On May 13, 2005, the Company entered into a $1,750,000 line-of-credit agreement (the “Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”). The loan is secured by certain eligible accounts receivable, inventory and certain other assets as defined in the agreement. The line bears interest at Citibank's prime rate, plus 4% per annum (12.25% and 11.25% at June 30, 2007 and 2006, respectively) not to exceed 24%, with a minimum interest of $11,000 per month. The line also requires an annual facility fee and monthly collateral management fees equal to 2% and 0.025%, respectively. In addition, deposits were not credited to our account until four business days after receipt by EGC.  Therefore, the effective interest rate for the year ended June 30, 2007 was 21.0% and the average amount outstanding against the line of credit for the year was $730,689.  The balance due as of June 30, 2007 and 2006 was $481,602 and $1,231,640, respectively, and $1,268,398 was available under the line of credit at June 30, 2007.  The Agreement renews annually unless terminated by either party, as provided for in the Agreement.

Note 10 - Notes Payable and Notes Payable-Related Party

On February 22, 2005, the Company borrowed $500,000 from Able Income Fund, LLC ("Able Income"), which is partially owned by the Company’s former CEO, Timothy Harrington. The loan from Able Income bears interest at the rate of 14% per annum payable interest only in the amount of $5,833 per month with the principal balance and any accrued unpaid interest due and payable on May 22, 2005.  The Note was secured by a mortgage on property located in Warrensburg Industrial Park, Warrensburg, New York, owned by Able Energy New York, Inc.  Able Income agreed to surrender the note representing this loan as of September 30, 2005, in exchange for 57,604 shares of Able common stock (based on a conversion price equal to 80% of the average closing price of our common stock during the period October 3, 2005 to October 14, 2005).  Note conversion expense of $125,000 was recorded during the year ended June 30, 2006 related to this transaction. Interest expense related to the note payable paid to Able Income Fund during the fiscal year ended June 30, 2006 was $17,499.  No balance was outstanding at June 30, 2007 and 2006.

On May 13, 2005, the Company entered into a term loan with Northfield Savings Bank for $3,250,000.  Principal and interest are payable in monthly installments of approximately $21,400, commencing on July 1, 2005.  The note is secured by Company owned real property located in Rockaway, New Jersey with a net book value of $875,591at June 30, 2007 and an assignment of leases and rents at such location. The initial interest rate is 6.25% per annum on the unpaid principal balance for the first five (5) years, to be redetermined every fifth anniversary date (reset date) at 300 basis points over the five (5) year United States Treasury rate, but not lower than the initial rate; at that time the monthly payment will be redetermined. The interest rate on default is 4% per annum, charged at the bank’s option, above the interest rate then in effect.  At the maturity date of June 1, 2030, all amounts owed are due and payable. As of June 30, 2005 the Company was in default of two non-financial covenants under this agreement for which the Company received a waiver on February 13, 2006. As of June 30, 2007, the Company was in default of two non-financial covenants under the agreement for which the Company has received a waiver.  The balance outstanding on this note at June 30, 2007 and 2006 was $3,134,990 and $3,194,299, respectively.

On August 27, 1999, the Company entered into a note related to the purchase of equipment and facilities from B&B Fuels Inc.  The total original principal balance of the note was $145,000.  The note is payable in the monthly amount of principal and interest of $1,721 with an interest rate of 7.5% per annum through August 27, 2009.  The note is secured by a mortgage granted by Able Energy New York, Inc. on properties at 2 and 4 Green Terrace and 4 Horicon Avenue, Town of Warrensburg, Warren County, New York.  The balance due on this note at June 30, 2007 and 2006 was $41,186 and $58,057, respectively.

Note 10 - Notes Payable and Notes Payable-Related Party-continued

On August 31, 2006, Plazas entered into a loan agreement with EGC/Credit Cash, relating to the processing of its credit card transactions, in the initial amount of $1,000,000.  The interest rate is prime plus 3.75%.  The balance due on this note at June 30, 2007 was $1,160,235.

On December 13, 2006, the Company entered into a 5 year note agreement relating to the purchase of the Horsham Franchise in the amount of $345,615 (See Note 4).  The interest rate is 7.0% per annum and principal and interest is payable in monthly installments of $6,844 which commenced on January 13, 2007. The balance due on this note at June 30, 2007 was $316,225.

On January 8, 2007, Plazas entered into an Account Purchase Agreement with Crown Financial (“Crown”) whereby Crown advanced $1,444,775 to Plazas in exchange for certain existing accounts receivables and taking ownership of new accounts originated by Plazas.  Repayment of the loan is to be made from the direct payments to Crown from the accounts it purchased from Plazas and a fee equal to 2.5% of the outstanding advance for the preceding period payable on the 15th and 30th day of each month.  The Crown loan is secured by the mortgages on the real property and improvements thereon owned by Properties known as the Strattanville and Frystown Gables truck stop plazas and a personal guarantee by Frank Nocito.  Subsequent to the May 2007 closing of the business combination between the Company and Properties, on July 1, 2007 the Account Purchase Agreement between Plazas and Crown Financial has been amended and modified from “Eligible Accounts having a 60 day aging” to a “90 day aging that are not reasonably deemed to be doubtful for collections” and the fee of 2.5% payable on the 15th and 30th day of each month has been modified to 1.375%. The Company has assumed this obligation based on the business combination; however, Properties has agreed to continue to secure this financing with the aforementioned real estate mortgages. The balance due on this note at June 30, 2007 was $1,324,775.

On March 20, 2007, the Company entered into a credit card receivable advance agreement with Credit Cash whereby Credit Cash agreed to loan the Company $1,200,000. The loan is secured by the Company's existing and future credit card collections.  Terms of the loan call for a repayment of $1,284,000, which includes the one-time finance charge of $84,000, over a seven-month period. This will be accomplished through Credit Cash withholding 18% of credit card collections of Able Oil Company and 10% of credit card collections of PriceEnergy.com, Inc. over the seven-month period which began on March 21, 2007. There are certain provisions in the agreement which allows Credit Cash to increase the withholding, if the amount withheld by Credit Cash over the seven-month period is not sufficient to satisfy the required repayment of $1,284,000. The balance due on this note at June 30, 2007 was $493,521.

In addition, the Company has entered into 16 miscellaneous loan agreements and notes that, as of June 30, 2007, the total amount due on all 16 items was $397,962 with interest rates ranging from 0.97% to 15.2% and maturity dates ranging from October 2009 to July 2011.

Maturities on notes payable as of June 30, 2007 are as follows:

For the Year Ending June 30, 2007
Year	Amount
2008	$3,236,168
2009	272,279
2010	258,912
2011	202,688
2012	122,771
Thereafter	2,776,075
Total	$6,868,894
Less current portion	3,236,168
Net, long-term portion	$3,632,726

Note 11 - Capital Leases Payable

The Company has entered into various capital leases for equipment expiring through December 2012. The capital leases bear interest at rates ranging between 8% and 12% per annum. During the years ended June 30, 2007, 2006 and 2005, the Company purchased equipment under five capital leases amounting to $402,775, $276,781 and $446,725, respectively.

The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2007

For the Year
Ending June 30,	Amount

2008	$455,060
2009	385,346
2010	223,062
2011	144,328
2012	63,367
Total minimum lease payments	$1,271,164
Less: amounts representing interest	165,306
Present value of net minimum lease payments	$1,105,858
Less: current portion	376,042
Long - term portion	$729,816

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

During the year ended June 30, 2006, Convertible Debentures totaling $2,367,500 in principal amount, plus accrued interest totaling $49,563, were converted into 371,856 shares of the Company’s common stock. Amortization of the debt discounts on this Convertible Debenture for the years ended June 30, 2007 and June 30, 2006 were $63,016 and $2,429,632, respectively.

As of June 30, 2007, the convertible debt outstanding on the Convertible Debentures was $132,500, which was then offset by an unamortized debt discount of $7,353.

Note 12 - Convertible Debentures-continued

The Company also originally granted to the purchasers who acquired the Convertible Debentures an additional investment right, exercisable for a period of eighteen months from the original investment date of July 18, 2005, to purchase units consisting of convertible debentures in the aggregate amount of up to $15,000,000 (the "Additional Debentures") and common stock purchase warrants equal to 50% of the face amount of such Additional Debentures (the "Additional Warrants"). Upon exercise of the additional investment right, the Additional Debentures are convertible into and the Additional Warrants could be exercised for unregistered, restricted shares of the Company’s common stock.

As part of a negotiated amendment of the purchase agreement, however, the rights of the Company and the purchasers relating to the Additional Debentures and Additional Warrants were eliminated as of November 16, 2005, and the purchase agreement was amended to issue the purchasers a series of warrants (the "New Warrants") with an exercise price of $7.50 per share. In the aggregate, the New Warrants permit the holders to acquire up to 5.25 million shares of the Company's common stock upon proper exercise. Notwithstanding the foregoing, until the required stockholder approvals are obtained, the purchasers have agreed not to convert any Convertible Debentures and the Company has the right not to honor any request to convert, or exercise any Additional Warrants or New Warrants, which in the aggregate would involve the issuance of a number of shares that would not exceed 19.999% of the total number of shares of the Company's common stock outstanding on the trading day prior to the date of the purchase agreement.

In connection with the issuance of the Convertible Debenture and the additional investment right, the Company entered into a Registration Rights Agreement with the Holders relating to the underlying securities. Based on the interpretive guidance in EITF No. 05-4, view C, since the registration rights agreement includes provisions for uncapped liquidated damages, the Company determined that the registration rights is a derivative liability. However, due to various factors including substantial conversion of these Convertible Debentures and the registration statement becoming effective in December 2005, the value of the registration rights was deemed to be de minimis and therefore no liability was recorded in the consolidated financial statements.

On July 5, 2006, the Company closed a Securities Purchase Agreement entered into on June 30, 2006 whereby it sold a non-redeemable $1,000,000 convertible term note, due June 30, 2009, to Laurus Master Fund, Ltd. ("Laurus") and issued a 5 year warrant for 160,000 shares of the Company’s common stock. The Company paid fees of $49,000 to Laurus and received net proceeds of $951,000. The Company incurred escrow fees of $1,500.   In conjunction with this issuance, the Company agreed that within sixty (60) days from the date of issuance of the convertible term note payable and warrant that it would file a registration statement with the SEC covering the resale of the shares of the Company's convertible term common stock issuable upon conversion of the note and the exercise of the warrant. This registration statement would also cover any additional shares of common stock issuable to Laurus as a result of any adjustment to the fixed conversion price of the note or the exercise price of the warrant.   The agreement does not provide any formula for liquidated damages.  The Company did not file a registration statement by August 29, 2006 covering the common stock issuable upon conversion of the convertible term note and the exercise of warrants issued to Laurus.  As of June 30, 2007, the Company had yet to file that registration statement.  Consequently, the Company is in breach of its registration obligations to Laurus although the Company has not received any notice from Laurus regarding this registration rights default and or the assessment of any penalties that might have resulted therefrom.  The Company’s breach of its registration obligations constitutes a default under the agreement, which enables the holders to declare the convertible debentures immediately due and payable.  Therefore, as of June 30, 2007, this debt is classified as short-term on the Company’s consolidated balance sheet.

In accordance with EITF 00-27 “Application of Issue #98-5 to Certain Convertible Instruments” and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios", on a relative fair value basis, the warrants were recorded at a value of $472,000. The conversion feature, utilizing an effective conversion price and market price of the common stock on the date of issuance of $3.00 and $7.70, per share, respectively, was valued at $723,000, which was then limited to $528,000, the remaining undiscounted value of the proceeds of the convertible term note. Accordingly, the Company has recorded a debt discount related to the warrants of $472,000 and a beneficial conversion feature of the convertible term note of $528,000, which amounts are amortizable utilizing the interest method over the three year term of the convertible term note. Amortization of debt discounts on this convertible note payable amounted to approximately $330,000 for the year ended June 30, 2007 and the unamortized portion was approximately $670,000 at June 30, 2007.

Note 12 - Convertible Debentures-continued

The note is convertible at the option of Laurus into shares of the Company's common stock, at an initial fixed conversion price of $6.50 per share.  The conversion rate of the note is subject to certain adjustments and limitations as set forth in the note.  As of June 30, 2007, the convertible debt principal outstanding on the Laurus note was $1,000,000, which was then offset by an unamortized debt discount of $670,027.

On August 8, 2006, the Company issued $2,000,000 of convertible debentures to certain investors, due August 8, 2008 and issued 5 year non-redeemable warrants to purchase 672,667 shares of the Company’s common stock. While no formal notice of default has been received, the Company is currently negotiating an amendment to the agreement.  In conjunction with this issuance, the Company had agreed to file a registration statement within forty-five (45) days, or by September 22, 2006, covering the resale of the shares of common stock underlying the debentures and warrants issued to the investors, and by October 15, 2006, to have such registration statement declared effective.  The registration rights agreement with the investors provides for partial liquidated damages in the case that these registration requirements are not met.    From the date of violation, the Company is obligated to pay liquidated damages of 2% per month of the outstanding amount of the convertible debentures, up to a total of 24% of the initial investment, or $0.5 million.  As of June 30, 2007, the Company had not yet filed a registration statement regarding these securities.   Accordingly, through June 30, 2007, the Company incurred and recorded a liquidated damages obligation of $0.4 million, none of which has been paid.    In addition, the Company is obligated to pay 18% interest per annum on any damage amount not paid in full within 7 (seven) days.  Through June 30, 2007, the Company has incurred an interest obligation of less than $0.1 million, none of which has been paid.  The holders have not waived their rights under this agreement.  Additionally, the Company’s breach of its registration obligations constitutes a default under the agreement, which enables the holders to declare the convertible debentures immediately due and payable.  Therefore, as of June 30, 2007, this debt is classified as short-term on the Company’s consolidated balance sheet.  The Company has not received any notice from the purchasers of the convertible debentures regarding this registration rights default or any other default notice.

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

At any time, the holder may convert the convertible debenture into shares of common stock at $6.00 per share, or into 333,333 shares of common stock, which represents a conversion at the face value of the convertible debenture.

On May 30, 2007, upon consummation by the Company of the business combination transaction with All American Properties, the Company may redeem the convertible debentures at a price of 120% of the face amount, plus any accrued but unpaid interest and any unpaid liquidated damages or under certain conditions, the Company may redeem the amount at 120% of the face amount in cash, or redeem through the issuance of shares of common stock at the lower of the existing conversion price or 90% of the volume weighted average price, as stipulated in the agreement.

The investors may elect to participate in up to 50% of any subsequent financing of the Company by providing written notice of intention to the Company.

The investors also were issued 333,333, 166,667 and 172,667 five-year warrants to purchase additional shares of the Company's common stock at $4.00, $6.00 and $7.00 per share, respectively. These warrants were valued at $3,143,000 using the Black-Scholes model, applying an interest rate of 4.85%, volatility of 98.4%, dividends of 0% and a term of five years. In accordance with EITF 00-27 and EITF 98-5, on a relative fair value basis, the warrants were recorded at a value of $1,222,000. The beneficial conversion feature, utilizing an effective conversion price and market price of the common stock on the date of issuance of $2.00 and $6.00, per share, respectively, was valued at $1,333,000 which, was then limited to $778,000, the remaining undiscounted value of the convertible term note. Accordingly, the Company has recorded a debt discount related to the warrants of $1,222,000, the beneficial conversion feature of the convertible term note of $778,000, which amounts are amortizable over the two-year term of the convertible debenture.  Amortization of debt discount on these convertible debentures was approximately $893,000 for the year ended June 30, 2007 and the unamortized portion was approximately $1,107,000 at June 30, 2007.  As of June 30, 2007, the convertible debt principal outstanding on this debt was $2,000,000, which was then offset by an unamortized debt discount of $1,106,853.

Note 12 - Convertible Debentures-continued

As of June 30, 2007, the Company’s future debt discount to be amortized was:

Year	Amount
2008	$1,364,073
2009	420,160
2010	-

Total	$1,784,233

Note 13 - Stockholders Equity

Stock-Based Compensation

On March 29, 2005, the Company issued an aggregate of 10,000 shares of restricted stock to its Board of Directors. The restricted stock was valued at $103,200, using the market price of $10.32 on the date of grant and was immediately recorded as stock-based compensation.

On December 15, 2005, the Company entered into a consulting agreement, which included the issuance of options to purchase 25,000 shares of the Company’s common stock at an exercise price of $8.09, the market price on the date of the agreement. The options were valued at $174,430 using the Black-Scholes option-pricing model and are being amortized over the 3-year life of the consulting agreement.  Stock-based compensation was $115,607 and $31,493 for the years ended June 30, 2007 and 2006, respectively, relating to this agreement.  The Company terminated this consulting agreement in December, 2006.

On February 23, 2006, the Company issued options to the outside members of its Board of Directors to purchase an aggregate of 24,000 shares of the Company’s common stock at an exercise price of $8.32, the market price on the day of grant.  The options were valued at $175,593 using the Black-Scholes option-pricing model and were being amortized over the board members term through June 2006.

On March 10, 2006, the Company entered into a consulting arrangement for prior services rendered, which included the issuance of options to purchase 75,000 shares of the Company’s common stock at an exercise price of $7.13, the market price on the effective date of the arrangement.  The options were valued at $195,036 using the Black-Scholes option-pricing model and was recorded as stock-based compensation immediately as the options were fully vested upon grant. During the year ended June 30, 2007, the Company revalued these options.  Stock based compensation related to the revaluation was $8,236 for the year ended June 30, 2007.

On June 23, 2006, the Company entered into a severance agreement with its former Chief Financial Officer, which included the issuance of options to purchase 12,500 shares of the Company’s common stock at an exercise price of $4.36, the market price on the date of grant. The options were valued at $31,787 using the Black-Scholes option-pricing model and were recorded as stock-based compensation immediately as the options were fully exercisable upon grant.

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

Note 13 - Stockholders Equity-continued

Stock-Based Compensation-continued

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

On August 29, 2006, the stockholders approved an increase in the authorized shares of common stock from 10.0 million shares to 75.0 million shares.

On June 29, 2007, the Company issued options to four outside members of its Board of Directors to purchase an aggregate of 321,040 shares of the Company’s common stock at an exercise price of $1.90, the market price on the day of grant.  The options were valued at $439,825 using the Black-Scholes option-pricing model and were fully vested when issued.   Black Scholes variables used were 5 year term, risk free interest rate of 4.30% and volatility of 91%.

Stock Options

A summary of the Company's stock option activity and related information for the years ended June 30, 2005, 2006 and 2007 is as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding June 30, 2004	288,000	3.03
Granted	200,000	5.34
Exercised	(198,000)	2.42
Forfeited	(52,000)	5.00
Outstanding June 30, 2005	238,000	4.92
Granted	136,500	7.26
Exercised	(275,000)	5.83
Forfeited	(8,000)	2.25

Outstanding June 30, 2006	91,500	5.92
Granted	371,040	2.26
Exercised	(12,500)	4.36
Forfeited	(50,000)	4.55
Outstanding June 30, 2007	400,040	$2.74

During the years ended June 30, 2007, 2006 and 2005, 12,500 options, 275,000 options and 198,000 options were exercised for proceeds of $54,500, $1,602,750 and $478,683, respectively.

Note 13 - Stockholders Equity-continued

Stock-Based Compensation-continued

Options exercisable are as follows:

	Number of Options	Weighted Average Exercise Price
June 30, 2005	238,000	$4.92

June 30, 2006	91,500	$5.92

June 30, 2007	400,040	$2.74

The weighted-average fair value of options granted during the years ended June 30, 2007, 2006 and 2005 were $1.67, $4.26 and $2.05, respectively.

The following is a summary of stock options outstanding and exercisable at June 30, 2007 by exercise price range:

Exercise Price Range	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Intrinsic Value
$2.55 - $ 4.36	30,000	1.5	$2.86	$101,675
$8.09 - $ 8.32	49,000	3.6	8.20	-
$1.90	321,040	10.0	1.90	536,137
Totals	400,040	8.6	$2.74	$637,812

The estimated weighted average fair values of the options at the date of grant using the Black-Scholes option-pricing model as promulgated by SFAS 123 and the related assumptions used to develop the estimates are as follows:

	Years Ended June 30,
	2007	2006	2005
Risk-free interest rate	4.3%	4.3%	4.0%
Expected volatility	91.0%	90.9%	185.9%
Dividend yield	-	-	-
Expected life	5 years	3.5 years	5.0 years

The weighted average fair value of options granted during the years ended June 30, 2007, 2006 and 2005 was $2.74, $5.92 and $4.92, respectively.

Equity Plans

The Able Energy, Inc.’s 1999 Employee Stock Option Plan, as amended, permits stock option awards up to 700,000 shares of the Company's common stock to be granted to directors, employees and consultants of the Company.  This plan states that unless otherwise determined by the Board of Directors, an option shall be exercisable for ten years after the date on which it was granted.  Vesting terms are set by the Board of Directors.  There are 84,250 options remaining available for issuance under this plan at June 30, 2007.

Note 13 - Stockholders Equity-continued

Equity Plans-continued

The Able Energy, Inc. 2000 Employee Stock Purchase Plan, which was approved by the stockholders on June 23, 2000, permits stock option awards up to 350,000 shares of the Company's common stock to be granted to employees of the Company. There are 350,000 shares remaining available for issuance under this plan at June 30, 2007.

The Able Energy, Inc. 2000 Stock Bonus Plan, which was approved by the stockholders on June 23, 2000, permits restricted stock awards up to 350,000 shares of the Company's common stock to be granted to directors, employees and consultants of the Company. There are 338,000 shares remaining available for issuance under this plan at June 30, 2007.

The Able Energy, Inc. 2005 Incentive Stock Plan, which was approved by the stockholders on May 25, 2005, permits stock option, common stock, and restricted common stock purchase offer awards of up to 1,000,000 shares of the Company's common stock to be granted to directors, employees and consultants of the Company.  There are 678,960 shares remaining available for issuance under this plan at June 30, 2007.

Convertible Debenture Conversion

During the year ended June 30, 2006, 371,856 shares of common stock, valued at $2,417,063, were issued in connection with the conversion of Convertible Debentures and the related accrued interest (See Note 12).

Warrants

A summary of the Company’s stock warrant activity, and related information for the years ended June 30, 2005, 2006 and 2007 is as follows:

	Number of Warrants	Weighted Average Exercise Price

Outstanding June 30, 2004	280,000	$4.97
Exercised	(91,213)	5.25
Expired	(188,787)	4.83

Outstanding June 30, 2005	-	-
Granted	5,442,309	7.49
Exercised	(110,000)	7.49

Outstanding June 30, 2006	5,332,309	7.49
Granted	832,667	5.32
Exercised	-	-

Outstanding June 30, 2007	6,164,976	$7.20

During the years ended June 30, 2007, 2006 and 2005, zero, 110,000 and 91,213 warrants were exercised for proceeds of zero, $825,000 and zero, respectively.  No warrants were exercised in fiscal 2007.

Note 13 - Stockholders Equity-continued

Preferred Stock

The Certificate of Incorporation authorizes the issuance of 10,000,000 shares of preferred stock, $.001 par value per share, with designations, rights and preferences determined from time to time by the Board of Directors.  Accordingly, the Company’s Board of Directors is empowered, without stockholder approval, to issue classes of Preferred Stock with voting, liquidation, conversion or other rights.  To date, no preferred stock has been issued.

Voluntary NASDAQ Delisting

On October 4, 2006, the Company announced its intention to voluntarily delist the Company's common stock from the NASDAQ Capital Market, effective as of the start of trading on October 13, 2006. The Company's common stock is currently quoted on the Pink Sheets. The management of the Company has indicated that the Company will seek to have its common stock quoted on the OTC Bulletin Board as soon as practical following the filing of this June 30, 2007 Report on Form 10-K, the September 30, 2007 Report on Form 10-Q, the December 31, 2007 Report on Form 10-Q, the March 31, 2008 Report on Form 10-Q and the June 30, 2008 Report on Form 10-K.

Note 14 - Segment reporting

Since the Company’s business combination with All American Plazas, Inc. now known as All American Properties, Inc. on May 30, 2007, the Company is engaged in two primary business activities, organized in two reporting segments; the Oil Segment and the Travel Plaza Segment.  The Company’s senior management manages the businesses and the expected long-term financial performance of each segment.  The accounting policies of the segments are the same as those described in Note 3 - Summary of Significant Accounting Policies.  There are no intersegment sales for any of the periods presented below.

The Company’s Oil Segment, consisting of Able Oil, Able NY, Able Melbourne, Able Energy Terminal, LLC and PriceEnergy, is engaged in the retail distribution of, and the provision of services relating to, #2 home heating oil, propane gas, kerosene and diesel fuels. In addition to selling liquid energy products, the Company offers complete heating, ventilation and air conditioning (“HVAC”) installation and repair and other services and also markets other petroleum products to commercial customers, including on-road and off-road diesel fuel, gasoline and lubricants.

The Company’s Travel Plaza Segment, operated by its wholly-owned subsidiary, All American Plazas, Inc., is engaged in the retail sale of food, merchandise, fuel, personal services, onsite and mobile vehicle repair, services and maintenance to both the professional and leisure driver through a current network of ten travel plazas, located in Pennsylvania, New Jersey, New York and Virginia.

Note 14 - Segment reporting-continued

	Year Ended June 30,
	2007	2006	2005
Revenues

Oil Segment:
#2 heating oil	$51,848,720	$47,168,493	$38,681,369
Gasoline, diesel fuel, kerosene, propane & other lubricants	19,508,552	24,882,677	20,057,040
Equipment, sales & installation	2,712,048	3,041,934	3,134,214

Total Oil Segment	$74,069,320	$75,093,104	$61,872,623

Travel Plaza Segment:
Fuels	$16,721,454	$-	$-
Non-Fuels	2,850,774	-	-

Total Travel Plaza Segment	$19,572,228	$-	$-

Total revenues	$93,641,548	$75,093,104	$61,872,623

Depreciation & amortization
Oil Segment	$692,754	$755,700	$1,225,197
Travel Plaza Segment	47,449	-	-

Total depreciation and amortization	$740,203	$755,700	$1,225,197

Interest Expense
Oil Segment	$862,034	$642,517	$449,776
Travel Plaza Segment	86,982	-	-

Total interest expense	$949,016	$642,517	$449,776

Segment Profit (Loss)
Oil Segment	$(6,019,591)	$(6,241,559)	$(2,180,091)
Travel Plaza Segment	(612,712)	-	-

Total segment loss	$(6,632,303)	$(6,241,559)	$(2,180,091)

Inventories
Total Oil Segment	$626,483	$675,987	$726,987
Total Travel Plaza Segment	3,565,307	-	-

Inventory	$4,191,790	$675,987	$726,987

Goodwill
Oil Segment	$-	$-	$-
Travel Plaza Segment	11,139,542	-	-

Total goodwill	$11,139,542	$-	$-

All Other Assets
Oil Segment	$11,176,463	$12,414,881	$11,706,871
Travel Plaza Segment	21,654,301	-	-

Total all other assets	$32,830,764	$12,414,881	$11,706,871

Total Assets
Oil Segment	$11,802,946	$13,090,868	$12,433,858
Travel Plaza Segment	36,359,150	-	-

Total assets	$48,162,096	$13,090,868	$12,433,858

The Company did not have any operations outside the United States of America.  Accordingly, all revenues were generated from domestic transactions, and the Company has no long-lived assets outside the United States of America.

Note 15 - Franchising

The Company has franchise agreements with two franchised businesses specializing in residential and commercial sales of fuel oil, diesel fuel, gasoline, propane and related services.  The Company provides training, operational support and use of Company credit for the purchase of product, among other things, as specified in the agreements.

The Company signed its first franchise agreement in December 1998. As of June 30, 2007, there was one Able Energy franchise in operation, located in East Stroudsburg, Pennsylvania.

On June 29, 2001, PriceEnergy.com Franchising, L.L.C. signed its first franchise agreement.  As of June 30, 2007, PriceEnergy.com Franchising, L.L.C. has one franchise in operation in Norwalk, Connecticut.

The Company stopped actively selling franchises in March 2002 and has not sold any franchises since that time.  Franchise fee revenues were $14,783, $75,693 and $72,888 for the years ended June 30 2007, 2006 and 2005, respectively.

Note 16 - Unreimbursed Expenses

On March 14, 2003, a fire and explosion occurred at the Company’s facility in Newton, New Jersey. The Company submitted expenses for reimbursement to its insurance carrier. The Company was reimbursed approximately $1,041,000. Unreimbursed expenses for clean-up, etc., totaling $318,236, were reflected in selling, general and administrative expenses in the consolidated statement of operations during the year ended June 30, 2005.

Note 17 - Income Taxes

Components of the provision for income taxes associated with continuing operations are as follows:

	For the Years Ended June 30,
	2007	2006	2005
Current:
Federal	$-	$-	$-
State	28,824	-	20,913
	28,824		20,913
Deferred:
Federal	-	-	-
State	-	-	-

	$28,824	$-	$20,913

The provision for (benefit from) income taxes associated with continuing operations using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	For the Years Ended June 30,
	2007	2006	2005
Federal income taxes at statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.0)%	(5.4)%	(10.8)%
Permanent differences	9.6%	3.3%	(28.1)%
Change in valuation allowance	29.4%	36.1%	74.1%
Other	-%	-%	(0.2)%
Effective income tax rate	-%	-%	1.0%

Note 17 - Income Taxes-continued

Temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to deferred tax assets and liabilities and their approximate tax effects are as follows:

	June 30,
	2007	2006
Net operating loss carry forwards	$5,642,722	$4,748,243
Allowance for doubtful accounts	293,365	192,260
Stock-based compensation	294,000	95,406
Deferred tax assets - gross	6,230,087	5,035,909
Property and equipment	(194,718)	(490,969)
Goodwill and intangibles	(19,000)	-
Deferred tax asset - net	6,016,369	4,544,940
Less: Valuation allowance	(6,016,369)	(4,544,940)

Total	$-	$-
Increase in valuation allowance	$1,471,429	$2,252,333

The Company has federal net operating loss (“NOL”) carry forwards of approximately $14,455,000 and $11,715,000 as of June 30, 2007 and 2006, respectively. The federal NOL carry forwards expire between June 30, 2020 and 2027.  Able Energy, Inc, Able Oil Company and PriceEnergy.Com, Inc. have aggregate New Jersey NOL carry forwards of approximately $13,732,000 and $12,683,000 as of June 30, 2007 and 2006, respectively.  The New Jersey net operating loss carry forwards expire between June 30, 2008 and 2014.  The federal and state NOL carry forwards at June 30, 2007 and 2006 include approximately $3,933,000 related to windfall tax deductions for which a benefit will be recorded to additional paid-in capital when realized.  The Company’s ability to use its federal NOL carry forwards may be subject to an annual limitation in future years pursuant to Section 382 of the Internal Revenue Code (“IRC”).

These carry forward losses are available to offset future taxable income, if any.  The Company’s utilization of this carry forward against future taxable income is subject to the Company having profitable operations or a profitable sale of Company assets, which creates taxable income. Due to the uncertainty surrounding the realization of the benefits associated with the carry forward losses and the other temporary differences, the Company has provided a valuation allowance for the entire amount of the net deferred tax assets as of June 30, 2007 and 2006.

Note 18 - 401(k) Plan

Able Oil Company, included in the Oil Segment, established a Qualified Profit Sharing Plan under IRC Section 401(k).  The Able Oil Company is obligated to match 25% of qualified employee contributions up to 6% of salary.  The 401(k) matching contribution expense was approximately $29,300, $30,700 and $27,500 for the years ended June 30, 2007, 2006 and 2005, respectively.

While the Travel Plaza Segment’s 401(k) Savings Plan provides for matching contributions, at managements discretion, no such matching contributions have been made since the inception of the plan in 2005.

Note 19 - Related Party Transactions

PriceEnergy.com

A total of four current officers, a former officer and a related party of the Company own 32.7% of the common stock of the subsidiary, PriceEnergy.com, which was incorporated in November 1999. The remaining shares of PriceEnergy.com are held by Able Energy, Inc., a wholly-owned subsidiary of the Company.

Note 19 - Related Party Transactions-continued

Acquisition of Assets of Properties

At June 30, 2007, Properties owns approximately 85% of the Company’s outstanding common stock.  Approximately 85.0% of the common stock of Properties is owned by the Chelednik Family Trust, a trust established by Mr. Nocito, an officer of the Company and his wife for the benefit of their family.   The balance of the outstanding common stock of Properties is owned by a limited liability company owned by Gregory D. Frost, a Director of the Company, who, as of June 30, 2007, was on an indefinite leave of absence as Chief Executive Officer and Chairman of the Board, and his wife.

The Company entered into a Stock Purchase Agreement on June 16, 2005 (which was subsequently amended and restated into the Asset Purchase Agreement as of the same date) ("Purchase Agreement") with all of the stockholders (and then with Properties with respect to the Purchase Agreement) (the "Sellers") of Plazas in connection with the Company’s acquisition of the assets of Properties. This transaction was approved on August 29, 2006 at a special meeting of the Company’s stockholders.  The closing occurred on May 30, 2007.  Under the terms of the Purchase Agreement, the Company delivered to the Sellers 11,666,667 shares of the Company’s restricted common stock, par value $.001 per share, at $1.65 per share for an aggregate purchase price of approximately $19.3 million.   The Company also acquired a ten-year option to acquire any of the travel plaza real estate owned by Properties, providing that the Company assume all existing debt obligations related to the applicable properties.  The option has been valued at $5.0 million and is exercisable as long as the Plaza’s leases relating to the applicable real estate remain in effect.  The Plaza leases automatically renew, upon the mutual consent of Plazas and Properties, for consecutive one year terms so that the total term of each lease shall be for a period of ten years.

Properties Financing

On July 5, 2006, the Company received $1,000,000 from Laurus in connection with the issuance of a convertible term note.  Of the proceeds received from Laurus in connection with the issuance of the convertible term note, the Company loaned $905,000 to Properties in exchange for a note receivable.  Properties used such proceeds to pay (i) certain obligations of CCIG Group, Inc. (“CCIG”) and its wholly-owner subsidiary, Beach Properties Barbuda Limited (“BPBL”), which owned and operated an exclusive Caribbean resort hotel known as the Beach House located on the island of Barbuda, and (ii) a loan obligation owed by BPBL to Laurus which loan was used by CCIG to acquire the Beach house.  Properties had previously acquired a 70% interest in CCIG pursuant to a Share Exchange Agreement.  The Company received from Laurus a notice of a claim of default dated January 10, 2007.  Laurus claimed default under section 4.1(a) of the Term Note as a result of non-payment of interest and fees in the amount of $8,826 that was due on January 5, 2007, and a default under sections 6.17 and 6.18 of the securities purchase agreement for “failure to use best efforts (i) to cause CCIG to provide Holder on an ongoing basis with evidence that any and all obligations in respect of accounts payable of the project operated by CCIG’s subsidiary, BPBL, have been met; and (ii) cause CCIG to provide within 15 days after the end of each calendar month, unaudited/internal financial statements (balance sheet, statements of income and cash flow) of the Beach House and evidence that BPBL and the Beach House are current in all of their ongoing operational needs”.

The aforementioned interest and fees were paid by the Company on January 11, 2007. Further, the Company has used its best efforts to cause CCIG to provide reports and information to Laurus as provided for in the securities purchase agreement.

In connection with the claim of default, Laurus claimed an acceleration of maturity of the principal amount of the Note of $1,000,000 and approximately $154,000 in default payment (“Default Payment”) as well as accrued interest and fees of approximately $12,000. On March 7, 2007, Laurus notified the Company that it waived the event of default and that Laurus had waived the requirement for the Company to make the Default Payment.

In consideration for the loan, Properties has granted the Company an option, (the “Option") exercisable in the Company's sole discretion, to acquire 80% of the CCIG stock Properties acquired from CCIG pursuant to a Share Exchange Agreement. In addition, in the event that the Company exercises the Option, 80% of the outstanding principal amount of the Properties note will be cancelled and shall be deemed fully paid and satisfied. The remaining principal balance of the Properties note and all outstanding and accrued interest on the loan shall be due and payable one-year from the exercise of the Option. The Option must be exercised in whole and not in part and the Option expires on July 5, 2008. The Company did not exercise the Option prior to its expiration.  In the event the Company does not exercise the Option, the Properties note shall be due in two years, on July 6, 2008, unless the Company has issued a declaration of intent not to exercise the Option, in which case the Properties note shall be due one year from such declaration. The Company has determined that given the lack of liquidity in the shares of CCIG and the lack of information in regard to the financial condition of CCIG, this option has no value and has not been recorded by the Company.

Note 19 - Related Party Transactions-continued

Properties Financing-continued

The Company loaned Properties $1,730,000 as evidenced by a promissory note dated July 27, 2005 with a maturity date of June 15, 2007. As of June 30, 2007, the Company was in discussions to renegotiate the maturity date or repayment of this note (See Note 22).  The interest income related to this note for the years ended June 30, 2007 and 2006 was $164,350 and $70,575, respectively.  The note and accrued interest receivable in the amount of $1,964,925 have been classified as contra-equity on the Company’s consolidated balance sheet as of June 30, 2007.

On August 14, 2006, the Company loaned Plazas $600,000. On August 30, 2006, Plazas repaid the $600,000 plus interest in the amount of $2,684.

During December 2006, the Company entered into a Fuel Purchase agreement with Properties. Under the agreement, the Company pre-paid $350,000 to Properties in exchange for fuel purchased pursuant to this agreement to be provided by Properties at a $.05 per gallon discount from the Newark, New Jersey daily spot market price. Properties has satisfied $338,942 of its obligations under this agreement as of June 30, 2007. The prepaid balance under the agreement at June 30, 2007 was $11,058 and is included as a receivable from a related party in the condensed consolidated balance sheet at June 30, 2007.

The Company receives rent from Properties for office space occupied by Properties in the Company’s New York City offices.  The Company has reduced gross rent expense included in sales, general and administrative expenses in the condensed consolidated statements of operations in the amount of $110,615 for the year ended June 30, 2007.  Of this amount, $74,394 of rental payments remain outstanding and were classified as contra-equity on the Company's condensed consolidated balance sheet as of June 30, 2007.

On June 1, 2005, Properties completed a financing that may impact the Company. Pursuant to the terms of the Securities Purchase Agreement (the "Agreement") among Properties and certain purchasers (“Purchasers”), the Purchasers loaned Properties an aggregate of $5,000,000, evidenced by Secured Debentures dated June 1, 2005 (the "Debentures").  The Debentures were due and payable on June 1, 2007, subject to the occurrence of an event of default, with interest payable at the rate per annum equal to LIBOR for the applicable interest period, plus 4% payable on a quarterly basis on April 1st, July 1st, October 1st and January 1st, beginning on the first such date after the date of issuance of the Debentures.  Upon the May 30, 2007 completion of the business combination  with Properties and the Company’s board approving the transfer of the debt that would also require the transfer of additional assets from Properties as consideration for the Company to assume this debt, then the Debentures are convertible into shares of our common stock at a conversion rate of the lesser of (i) the purchase price paid by us for issuance of our restricted common stock for the assets of All American upon completion of the business combination, or (ii) $3.00, subject to further adjustment as set forth in the agreement.

The loan is secured by real estate property owned by Properties in Pennsylvania and New Hampshire.  Pursuant to the Additional Investment Right (the “AIR Agreement”) among Properties and the Purchasers, the Purchasers may loan Properties up to an additional $5,000,000 of secured convertible debentures on the same terms and conditions as the initial $5,000,000 loan, except that the conversion price will be $4.00.  Pursuant to the Agreement, these Debentures are in default, as Properties did not complete the business combination with the Company prior to the expiration of the 12-month anniversary of the Agreement.

Subsequent to the consummation of the business combination, we may assume the obligations of Properties under the Agreement.  However, the Company’s board of directors must approve the assumption of this debt, which requires that Properties transfer additional assets or consideration for such assumption of debt.  Based upon these criteria, it is highly unlikely the Company will assume the obligations of Properties, including the Debentures and the AIR Agreement, through the execution of a Securities Assumption, Amendment and Issuance Agreement,

Note 19 - Related Party Transactions-continued

Properties Financing-continued

Registration Rights Agreement, Common Stock Purchase Warrant Agreement and Variable Rate Secured Convertible Debenture Agreement, each between the Purchasers and us (the “Able Energy Transaction Documents”).  Such documents provide that Properties shall cause the real estate collateral to continue to secure the loan, until the earlier of full repayment of the loan upon expiration of the Debentures or conversion by the purchasers of the Debentures into shares of our common stock at a conversion rate of the lesser of (i) the purchase price paid by us for each share of AAP common stock in the acquisition, or (ii) $3.00, (the “Conversion Price”), subject to further adjustment as set forth in the Able Energy Transaction Documents.  However, the Conversion Price with respect to the AIR Agreement shall be $4.00.  In addition, the Purchasers shall have the right to receive five-year warrants to purchase 2,500,000 of our common stock at an exercise price of $3.75 per share.  Pursuant to the Able Energy Transaction Documents, we also have an optional redemption right (which right shall be mandatory upon the occurrence of an event of default) to repurchase all of the Debentures for 125% of the face amount of the Debentures plus all accrued and outstanding interest, as well as a right to repurchase all of the Debentures in the event of the consummation of a new financing in which we sell securities at a purchase price that is below the Conversion Price.  The stockholders of Properties have agreed to escrow a sufficient number of shares to satisfy the conversion of the $5,000,000 in outstanding Debentures in full.

During June 2007, the Company paid $8.4 million of fuel invoices on behalf of Properties to TransMontaigne Product Services, Inc. (“TransMontaigne”).  This advance was reflected in current assets at June 30, 2007.  As a result of an October, 2007 series of transactions involving Properties, Plazas  and TransMontaigne, these amounts were offset and Plazas executed a $1.6 million note payable to  TransMontaigne for amounts then due TransMontaigne by Plazas.

Manns Haggerskjold of North America, Ltd. (“Manns”) Agreement

On May 19, 2006, the Company entered into a letter of interest agreement with Manns, for a bridge loan to the Company in the amount of $35,000,000 and a possible loan in the amount of $100 million based upon the business combination with Properties ("Manns Agreement"). The terms of the letter of interest provided for the payment of a commitment fee of $750,000, which was non-refundable to cover the due-diligence cost incurred by Manns. On June 23, 2006, the Company advanced to Manns $125,000 toward the Manns Agreement due diligence fee. During the period from July 7, 2006 through November 17, 2006, the Company advanced an additional $590,000 toward the Manns Agreement due diligence fee. The amount outstanding relating to these advances as of June 30, 2007 was $715,000.  As a result of not obtaining the financing (see below), the entire $715,000 was expensed to amortization of deferred financing costs in the year ended June 30, 2007.

As a result of the Company receiving a Formal Order of Private Investigation from the SEC on September 22, 2006, the Company and Manns agreed that the commitment to fund being sought under the Manns Agreement would be issued to Properties, since the Company’s stockholders had approved a business combination with Properties and since the collateral for the financing by Manns would be collateralized by real estate owned by Properties. Accordingly, on September 22, 2006, Properties agreed that in the event Manns funds a credit facility to Properties rather than the Company, upon such funds being received by Properties, it will immediately reimburse the Company for all expenses incurred and all fees paid to Manns in connection with the proposed credit facility from Manns to the Company.  On or about February 2, 2007, Properties received a term sheet from UBS Real Estate Investments, Inc. (“UBS”) requested by Manns as co-lender to Properties. Properties rejected the UBS offer as not consistent with the Manns’ commitment of September 14, 2006. Properties subsequently demanded that Manns refund all fees paid to Manns by Able and Properties. In order to enforce its rights in this regard, Properties has retained legal counsel and commenced an arbitration proceeding against Manns and its principals. The Company and Properties intend to pursue their remedies against Manns. All recoveries and fees and costs of the litigation will be allocated between the Company and Properties in proportion to the amount of the Manns due diligence fees paid. See Item 3, Legal Proceedings.

Note Receivable-Related Parties

In connection with two loans entered into by the Company in May 2005, fees in the amount of $167,500 were paid to Unison Capital Corporation (“Unison”), a company controlled by Mr. Nocito, an officer of the Company. This individual also has a related-party interest in Properties.  Subsequent to the payments being made and based on

Note 19 - Related Party Transactions-continued

Note Receivable-Related Parties -continued

discussions with Unison, it was determined the $167,500 was an inappropriate payment and Unison agreed to reimburse this amount to the Company over a twelve month period beginning in October 2005. As of June 30, 2007 no payments have been made and this note is still outstanding.  The Company has extended the maturity date of the note to January 15, 2008, which is in the process of being further extended, and the note has been personally guaranteed by Mr. Nocito. The interest of $21,780 has been accrued through June 30, 2007.  The note and accrued interest have been classified as contra-equity in the accompanying consolidated balance sheet.

Notes and Loans Receivable Related Parties
Years Ending June 30, 2006 and 2007

	Beginning Balance	Additions	Payments	Adjustments	Ending Balance
	2006
Notes Receivable-Properties	$-	$1,730,000	$-	$-	$1,730,000
Interest Receivable-Properties	-	70,575	-	-	70,575
Notes Receivable-Unison Capital	-	167,500	-	-	167,500
Interest Receivable Unison Note	-	11,730	-	-	11,730
Laurus Notes Receivable-Properties	-	-	-	-	-
Interest Receivable- Laurus Note	-	-	-	-	-
Fuel Supply Contract-Properties	-	-	-	-	-
Manns Agreement-Properties	-	125,000	-	-	125,000
New York Office Rent-Properties	-	-	-	-	-

Total	$-	$2,104,805	$-	$-	$2,104,805

	2007
Notes Receivable-Properties	$1,730,000	$-	$-	$-	$1,730,000
Interest Receivable-Properties	70,575	164,350	-	-	234,925
Notes Receivable-Unison Capital	167,500				167,500
Interest Receivable Unison Note	11,730	10,050	-	-	21,780
Laurus Notes Receivable-Properties	-	905,000			905,000
Interest Receivable- Laurus Note	-	102,784	(94,242)	-	8,542
Fuel Supply Contract-Properties	-	361,058	(350,000)	-	11,058
Manns Agreement-Properties	125,000	590,000	-	(715,000)	-
New York Office Rent-Properties	-	110,615	(36,221)	-	74,394

Total	$2,104,805	$2,243,857	$(480,463)	$(715,000)	$3,153,198

Prior to fiscal 2001, the Company had advanced approximately $67,000 to a stockholder and former Chief Executive Officer (“CEO”).  At June 30, 2006, the Company charged the above to consulting fees and the amount is reflected in selling, general and administrative expense for the year ended June 30, 2006.

Note 19 - Related Party Transactions-continued

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

In addition, the former CEO received options, which were fully vested upon grant, to purchase 100,000 shares of the Company's common stock at $4.00 per share. The options were exercised on July 7, 2005. The former CEO was paid $40,000 related to this agreement during the year ended June 30, 2007.

On February 27, 2006, the Company entered into a consulting agreement with Able Income Fund, LLC, a company for which the former CEO, Timothy Harrington, is an owner. Consulting expense related to this agreement for the year ended June 30, 2006 was $17,833, which is included in selling, general and administrative expenses on the accompanying consolidated statement of operations.  There were no such expenses incurred in the year ended June 30, 2007.

During the year ended June 30, 2006, the Company paid consulting fees to a company owned by a member of the Company’s Board of Directors amounting to approximately $54,000, which is included in selling, general and administrative expenses on the accompanying consolidated statement of operations.  There were no such expenses incurred in the year ended June 30, 2007.

Change in Officers Status

On September 28, 2006, Gregory Frost, gave notice to the Board of Directors that he was taking an indefinite leave of absence as Chief Executive Officer of the Company and resigned as Chairman of the Board.  Mr. Christopher P. Westad, the acting Chief Financial Officer of the Company, was designated by the Board to serve as acting Chief Executive Officer. In connection with Mr. Westad's service as acting Chief Executive Officer, Mr. Westad stepped down, temporarily, as acting Chief Financial Officer. The Board designated Jeffrey S. Feld, the Company's Controller, as the acting Chief Financial Officer. Mr. Feld has been with the Company since September 1999.  Mr. Frost resumed his duties as Chief Executive Officer effective May 24, 2007.  Mr. Westad remained the President of the Company and Mr. Feld continued in his role as acting Chief Financial Officer. The Company had further management changes on September 24, 2007 and October 22, 2008 (See Note 22).

Note 20 - Commitments and Contingencies

Employment Agreements

On July 1, 2004, the Company entered into a three-year employment agreement with Christopher Westad, the Company’s President and acting CEO. Pursuant to the agreement, he will be compensated at an annual salary of $141,600 and will be eligible for an annual bonus and stock option grants, which will be separately determined by the Compensation Committee of the Board of Directors.  The term of the agreement may be extended by mutual consent of the Company and Mr. Westad, and the annual salary is subject to periodic increases at the discretion of the Board of Directors.  On November 26, 2006, the Compensation Committee of the Board of Directors renewed Mr. Westad’s employment agreement for a period of three years until November 25, 2009.  As of June 30, 2007, the total commitment under this employment agreement was $342,200.

On July 1, 2004, the Company entered into a three-year employment agreement with John Vrabel, the President of PriceEnergy.com, Inc. Pursuant to the agreement, he will be compensated at an annual salary of $141,600 and will be eligible for an annual bonus and stock option grants, which will be separately determined by the Compensation Committee of the Board of Directors.  The term of the agreement may be extended by mutual consent of the Company and Mr. Vrabel, and the annual salary is subject to periodic increases at the discretion of the Board of Directors.  While the term of the employment agreement was allowed to expire on July 1, 2007, Mr. Vrabel remains an employee of the Company.

Note 20 - Commitments and Contingencies-continued

Employment Agreements-continued

On October 12, 2005, the Company entered into a one-year employment agreement with Gregory Frost, the Company’s CEO (who was on a paid leave of absence from September 28, 2006 through May 23, 2007). Pursuant to the agreement, he was compensated at an annual salary of $250,000 and will be eligible for an annual bonus and stock option grants, which will be separately determined by the Compensation Committee of the Board of Directors. Pursuant to the agreement, the employment with Mr. Frost was automatically renewed through October 11, 2008.  As of June 30, 2007, the total commitment under this employment agreement was approximately $323,000.

Operating Leases

The Company is obligated under certain property and equipment non-cancelable operating lease agreements.  The rental properties include a lease of the Company’s headquarters in Rockaway, New Jersey, office space in New York City, office space in Easton, Pennsylvania and eleven full service travel plaza facilities located in Pennsylvania, New York, New Jersey and Virginia. These leases currently expire at various dates through May, 2010 but automatically renew for consecutive one-year terms so that the total term of each lease shall be for a period of ten years.  Rent expense was $881,829, $185,181 and $165,565 for the years ended June 30, 2007, 2006 and 2005, respectively. Future minimum payments due under these leases are as follows:

For the Year Ending June 30,	Amount
2008	$7,221,247
2009	2,273,963
2010	385,000
Total minimum lease payments	$9,880,210

Purchase Commitments

The Company’s Oil Segment is obligated to purchase #2 heating oil under various contracts with its suppliers. As of June 30, 2007 total open commitments under these contracts are approximately $5.7 million and expire on various dates through the end of August 2008.  The Company’s Travel Plaza Segment has no open commitments for purchases.

Major Vendors

The Company’s Oil Segment purchases fuel supplies on the spot market. During the year ended June 30, 2007, the Oil Segment satisfied its inventory requirements through seven different suppliers, the majority of which have significant domestic fuel sources, and many of which have been suppliers to us for over five years.

The Company’s Travel Plaza Segment is also subject to spot market pricing and its fluctuations.  It utilizes three major suppliers for its fuel source needs.

Litigation

Following an explosion and fire that occurred at the Company's facility in Newton, New Jersey on March 14, 2003, and through the subsequent clean up efforts, the Company has cooperated fully with all local, state and federal agencies in their investigations into the cause of this accident (See Note 16).  A lawsuit (known as Hicks vs. Able Energy, Inc.) was filed against the Company by residents who allegedly suffered property damages as a result of the March 14, 2003 explosion and fire. The Company's insurance carrier is defending the Company as it related to compensatory damages. The Company has retained separate legal counsel to defend the Company against the punitive damage claims. On June 13, 2005, the Court granted a motion certifying a plaintiff class action which is defined as "All Persons and Entities that on and after March 14, 2003, residing within a 1,000 yard radius of Able Oil Company's fuel depot facility and were damaged as a result of the March 14, 2003 explosion".  The Company sought and received Court permission to serve interrogatories to all class members and in November 2007 answers to interrogatories were received by less than 125 families and less than 15 businesses. The Company successfully moved to exclude any and all persons and entities form the class that did not previously provide answers to interrogatories. The class certification is limited to economic loss and specifically excludes claims for personal injury from the Class Certification. The Company believes that the Class claims for compensatory damages are within the available limits of its insurance. On September 13, 2006, the plaintiff’s counsel made a settlement demand of $10,000,000, which the Company believes to be excessive and the methodology upon which is fundamentally flawed. On May 7, 2008, this matter entered mediation. Mediation has not been successful, but the Company remains open to reasonable settlement discussions with the plaintiffs. The Company intends to vigorously defend the claim.

Note 20 - Commitments and Contingencies-continued

Litigation-continued

In addition to the class action, seven property owners, who were unable to reach satisfactory settlements with the Company’s insurance carrier, filed lawsuits for alleged property damages suffered as a result of the March 14, 2003 explosion and fire. Subsequently, the Company’s insurance carrier has entered into settlement agreements with four of the property owners.  The Company's insurance carrier is defending the Company as it related to the remaining three property damage claims. The Company’s counsel is defending punitive damage claims. The Company believes that compensatory damage claims are within the available limits of insurance and reserves for losses have been established, as deemed appropriate, by the insurance carrier. There were a total of 227 claims filed against the Company for property damages and 224 claims have been settled by the Company’s insurance carrier resulting in the remaining three lawsuits as described in this paragraph. The Company believes the remaining three unsettled lawsuits will not have a material adverse effect on the Company’s consolidated financial condition or operations.

Management believes it has adequate insurance coverage to cover material legal settlements, if any, and material litigation expenses.  Management does not believe that legal accruals are required at June 30, 2007, and none have been recorded.  The Company has been involved in non-material lawsuits in the normal course of business. These matters are handled by the Company’s insurance carrier.  The Company believes that the outcome of the above mentioned legal matters will not have a material effect on the Company’s consolidated financial statements.

Environmental Contingencies

Environmental matters relating to the Oil Segment include the following:

Related to its 1999 purchase of the property on Route 46 in Rockaway, New Jersey, the Company settled a lawsuit with a former tenant of the property and received a lump sum settlement of $397,500. This sum was placed in an attorney’s escrow account for payment of all environmental remediation costs. Through June 30, 2007, Able Energy Terminal, LLC has been reimbursed for approximately $310,500 of costs and another $87,000 are not reimbursed and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet included elsewhere in this filing and must be presented to the attorney for reimbursement. The environmental remediation is currently in progress on this property.  The majority of the “free standing product” has been extracted from the underground water table.  The remainder of the remediation will be completed over the course of the next eight to ten years using natural attenuation and possible bacterial injection.

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

On September 26, 2006, the New Jersey Department of Environmental Protection (“NJDEP”) conducted a site update inspection, which included a review of the Route 46 site and an update of the progress of the approved remediation.  The NJDEP Northern Office director who conducted the inspection, concluded that the remediation progress was proceeding appropriately and that the department approved of the Company’s continued plan to eliminate the remaining underground product.  The Company experienced no spill events that would warrant investigation by state or other environmental regulatory agencies. All locations are prepared to deal with such an event should one occur.

Environmental matters relating to the Travel Plaza Segment include the following:

Note 20 - Commitments and Contingencies-continued

Environmental Contingencies-continued

 Clarks Ferry All American

This site has been subject to an ongoing groundwater cleanup program since 1996 when a claim was filed with the Pennsylvania Underground Storage Tank Indemnification Fund (“USTIF”).  The remedial action plan has been handled by a third party contractor since 1998.  Active remediation efforts ceased in 2004 and a three-year period of well monitoring was started in 2005 calling for six semi-annual well sampling events.

USTIF coverage for the site was approved at 65% of total remediation costs.  In 2004, cost estimates to complete the remediation project were prepared by the third party contractor and Properties accepted a lump sum payout from USTIF of approximately $32,000 (65% of $48,000 estimate of completion costs). In September 2007, the final sampling event was completed and results were favorable.  A “Post Remedial Care Plan Completion Report” was submitted to the PA DEP in January 2008 and was accepted the following month. Monitoring wells were closed in March 2008, and a final billing generated for the remedial activities.  At June 30, 2008, Plazas owed $8,000 for completion of these activities.

Frystown All American

This site is subject to an ongoing groundwater cleanup program that started in 1998 when the old tanks and fuel islands were replaced.  Tanks were not leaking, but lines in the fuel island area had leaked and created the need for soil removal and groundwater cleanup.  It is also believed that a heating oil tank removed in the early 90’s was an additional source of contamination.  The site was accepted by USTIF for 100% coverage.  The groundwater pump and treat system was activated in December, 2001 and was shut down in October, 2005, as the monitoring wells came into compliance.  The quarterly well monitoring period was started in December, 2005 and has continued through June, 2007.  The final well sampling event in September 2007 was uneventful.   The contractor is currently preparing the final site closure report, which will be submitted to the PA DEP for final closure and concurrence that no further remedial activities are necessary.

Belmont All American

This site has been subject to an ongoing groundwater remediation since 2004, when a leak was found in a flex hose at a dispenser.  A groundwater filtration system went online in November, 2005.  Monthly well samples are taken and good progress is being shown towards the attainment of compliance.  Full closure of the site is expected within the next twelve (12) months, with an anticipated cost of approximately $35,000 to Plazas.

Doswell All American

This site presently has no underground storage tanks (“UST's”) in use for storage of petroleum products.  Diesel fuel storage is in two above ground storage tanks (“AST’s”); one 500,000 gallons and the other is 100,000 gallons.

In November, 2005, the Virginia Department of Environmental Quality (“VA DEQ”) issued a violation for an unknown release of petroleum product into a storm water runoff pond at the site.  Several source areas were identified and ultimately ruled out, with the exception of an oil/water separator that was found to have a faulty valve allowing oil runoff to bypass separator and drain directly to the pond.  A new oil/water separator was put in place in December, 2005.  On July 9, 2007, the VA DEQ issued a letter canceling any further action relative to this violation.

In April, 2007, the VA DEQ notified Plazas that, due to a change in regulations with respect to AST containment requirements, Plazas would be required to make changes to the existing AST’s and/or containment berm by December 31, 2007.  After consideration of various options to bring the site into compliance, it was decided that the best alternative was to dismantle the 500,000 gallon AST.

In November 2007, the 500,000 gallon AST was dismantled and removed from the site at a cost of approximately $15,000.  Soil borings in the area of the tank and pad have been clean.  No further cost is anticipated relative to this project.

Note 20 - Commitments and Contingencies-continued

USA Biodiesel, LLC Joint Venture

On August 9, 2006, the Company entered into a joint venture agreement with BioEnergy of America, Inc. ("BEA"), a privately-held Delaware corporation, for the purpose of producing biodiesel fuel using BEA's exclusive production process at plants to be constructed at truck stop plazas, home heating depots and terminals used to house petroleum products for distribution or resale. The joint venture will operate through USA Biodiesel, LLC ("USA"), a New Jersey limited liability company in which the Company and BEA will each have a 50% membership interest. Each plant, when fully operational, will produce 15 million gallons of biodiesel fuel per year. USA will pay all of the operating, production and processing expenses for each plant, including an annual use fee to the Company for use of the plant in the amount of $258,000, payable quarterly, commencing ninety days after the plant is fully operational. USA will operate the plants and the Company shall have the exclusive right to purchase all bio-diesel fuel produced at the plants.

The Company's initial contribution to USA will be: (i) the costs of construction of each of the plants (estimated to be $1.5 million each) and related equipment necessary for operating the plants, all of which, after construction of the plants shall be owned by the Company; (ii) initial capital by means of a loan to USA for funding the operations of USA; (iii) the facilities at which the plants are to be constructed; and (iv) office facilities and access to office technology for the Company. BEA's initial contribution to USA will be: (i) the license design, engineering plans and technology and related costs and expenses necessary to construct and operate the plants at the facilities; (ii) access to equipment supplier purchase agreements for equipment for the plants; (iii) access to soy oil, methanol and other material purchasing agreements; (iv) for each plant constructed, nine months of training consisting of three months during the construction of each of the plants and three months during initial full production; and (v) exclusive territorial rights to the manufacturing process to be used at the plants. There were no contributions to USA by the Company through the date of this Annual Report, and the Company has been advised that BEA is no longer in business.

Other Contingencies

During the year ended June 30, 2006, certain officers of the Company exercised stock options for the purchase of 100,000 shares of the Company’s stock at an exercise price of $6.68 per share that would have resulted in additional compensation to them if, at the time of exercise, the stock was either not subject to a substantial risk of forfeiture or transferable.  The Company has concluded that the stock received upon exercise was subject to a substantial risk of forfeiture and not transferable until the time of sale.  Since the sales price of the stock was less than the exercise price, the Company has further concluded that there is no additional compensation that would be subject to income tax withholdings for inclusion in payroll tax returns. There can be no assurance that the Internal Revenue Service (“IRS”) will agree with the Company’s position.  In the event that the IRS does not agree, the Company estimates that its maximum exposure for income tax withholdings will not exceed $85,000, excluding any potential interest and penalties.  Based on the foregoing, the Company has not recorded any liability related to this matter and, in the absence of any notice from the IRS, considers the matter closed.

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

SEC Formal Order of Private Investigation

On September 7, 2006, the Company received a Formal Order of Private Investigation from the SEC pursuant to which the Company, certain of its officers and a director were served with subpoenas requesting certain documents and information. The Formal Order authorizes an investigation of possible violations of the anti-fraud provisions of the federal securities laws with respect to the offer, purchase and sale of the Company's securities and the Company's disclosures or failures to disclose material information. The Company believes that it did not violate any securities laws and intends to cooperate fully with and assist the SEC in its inquiry. The scope, focus and subject matter of the SEC investigation may change from time to time and the Company may be unaware of matters under consideration by the SEC. The Company has produced and continues to produce responsive documents and intends to continue cooperating with the SEC in connection with the investigation (See Note 22).

Note 21 - Selected Quarterly Financial Data (Unaudited and Restated)

The following tables set forth our unaudited consolidated financial results for the last eight fiscal quarters ended June 30, 2007:

	For the Year Ended June 30, 2007

(Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Restated)	(Restated)
Net sales as previously reported	$12,835,553	$19,266,016	$29,366,596	$32,173,383
Adjustments	N.A.	N.A.	N.A.	N.A.
Restated total revenues	$12,835,553	$19,266,016	$29,366,596	$32,173,383

Gross profit as previously reported	$1,193,930	$1,723,192	$3,665,916	$1,954,976
Adjustments	N.A.	N.A.	N.A.	N.A.
Restated gross profit	$1,193,930	$1,723,192	$3,665,916	$1,954,976

Net income (loss) as previously reported	$(1,639,875)	$(1,462,397)	$553,030	$(3,368,061)
Adjustments	(540,000)	(175,000)	N.A.	N.A.
Restated net income (loss)	$(2,179,875)	$(1,637,397)	$553,030	$(3,368,061)

Basic and diluted earnings per share
Continuing operations:
Net income (loss) as previously reported	$(0.52)	$(0.47)	$0.18	$(0.47)
Adjustments	(0.18)	$(0.05)	N.A.	N.A.
Net income (loss) as restated	$(0.70)	$(0.52)	$0.18	$(0.47)

Basic and diluted average number of
common shares outstanding:
As previously reported	3,133,731	3,141,423	3,141,423	7,117,352
Adjustments	N.A.	N.A.	N.A.	N.A.
As restated	3,133,731	3,141,423	3,141,423	7,117,352

(N.A.-not applicable)

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

The selected quarterly financial data for the periods within the fiscal year ended June 30, 2006, as presented below, have been restated and correct errors relating to (1) the amortization of a customer list; (2) the deferral of revenue recognition associated with certain twelve month service contracts; (3) the improper accrual of audit fees; (4) the issuance and cancellation of common stock in regard to non-performance by a consultant under its consulting agreement with the Company; (5) the timing of the recording of directors’ fees; (6) the timing of the recording of bad debt expense; and (7) the deferral of previously recorded revenue.

Note 21 - Selected Quarterly Financial Data (Unaudited and Restated)-continued

	For the Year Ended June 30, 2006

(Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Restated)	(Restated)	(Restated)
Net sales as previously reported	$13,131,413	$22,340,176	$26,265,365	$13,239,212
Adjustments	1,652	115,286	-	N.A.
Restated total revenues	$13,133,065	$22,455,462	$26,265,365	$13,239,212

Gross profit as previously reported	$923,169	$2,026,410	$2,454,557	$1,164,893
Adjustments	200,322	369,842	328,702	N.A.
Restated gross profit	$1,123,491	$2,396,252	$2,783,259	$1,164,893

Net loss as previously reported	$(1,342,032)	$(1,900,507)	$(1,521,016)	$(1,629,084)
Adjustments	(120,458)	86,277	185,262	N.A.
Restated net loss	$(1,462,490)	$(1,814,230)	$(1,335,754)	$(1,629,084)

Basic and diluted earnings per share:
Continuing operations
Net loss as previously reported	$(0.59)	$(0.74)	$(0.52)	$(0.53)
Adjustments	(0.01)	0.04	0.07	N.A.
Net loss as restated	$(0.60)	$(0.70)	$(0.45)	$(0.53)

Basic and diluted average number
of common shares outstanding:
As previously reported	2,285,756	2,579,754	2,939,379	3,100,758
Adjustments	159,685	(1,549)	-	N.A.
As restated	2,445,441	2,578,205	2,939,379	3,100,758

(N.A.–not applicable)

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

Note 22 - Subsequent Events (Unaudited)

Purchase Commitments

The Company’s Oil Segment is obligated to purchase #2 heating oil under various contracts with its suppliers. Subsequent to June 30, 2007, the Company entered into additional contracts in the amount of $3,299,000, which expire at various dates through May, 2008. See Note 20 for contracts entered into prior to June 30, 2007.

Note 22 - Subsequent Events (Unaudited)-continued

Change of Officers

On September 24, 2007, the Company’s Board of Directors appointed (i) Richard A. Mitstifer, the former President of  Properties as President of the Company; (ii) William Roger Roberts, the former Chief Operating Officer of Properties, as the Company’s Chief Operating Officer; (iii) Daniel L. Johnston, the former Controller of Properties, as Chief Financial Officer of the Company; and (iv) Louis Aponte, the President of All American Industries, Inc. and all American Realty and Construction Corp., which are affiliates of  Properties specializing in real estate development and construction, as the Company’s Vice-President of Special Projects. The Board also promoted Frank Nocito, the Company’s Vice-President of Business Development, to Executive Vice-President and expanded his duties to include heading the Company’s expansion into alternative and clean energy fuels and products. Mr. Nocito is the controlling person of the Cheldnick Family Trust, the largest shareholder of Properties which, in turn, is the largest shareholder of the Company. Messrs. Mitstifer, Roberts and Aponte were officers of Properties in June 2005 when the Company entered into an asset purchase agreement with Properties, pursuant to which the Company agreed to acquire substantially all of Properties’ assets and assume all liabilities of Properties other than mortgage debt liabilities. They were also officers of Properties at the time the transaction closed in May 2007. Effective September 24, 2007, Christopher P. Westad stepped down as President of the Company and Jeffrey Feld stepped down as Acting Chief Financial Officer of the Company. The Board subsequently appointed Mr. Westad as the President of the Company’s home heating oil subsidiaries, Able Oil, Inc., Able Energy New York, Inc. and Able Oil Melbourne, Inc.

On October 22, 2008, Louis Aponte was appointed as President of the Company’s home heating oil subsidiaries. Mr. Aponte will be responsible for the daily operations of Able’s home heating business, as well as the operation of Able’s Rockaway Terminal. Mr. Aponte is taking the place of Christopher Westad who will remain with the Company working in its New York offices in charge of special projects for the Company.

Line of Credit

On December 28, 2007 and February 11, 2008 the Company received over advances in the amount of $250,000 on both dates on its line of credit with EGC. Terms on the over advance were thirty days each.

Credit Card Receivable Financing

On July 18, 2007, August 3, 2007, November 9, 2007, January 18, 2008, February 14, 2008, April 11, 2008, August 14, 2008 and November 5, 2008, the Company, in accordance with its agreement with Credit Cash, refinanced the loan in the amounts of $250,000, $300,000, $1,100,000, $500,000, $500,000, $800,000, $500,000 and $250,000, respectively (see Note 10). The outstanding Credit Cash loan as of October 31, 2008 was $453,729.

Prior to the business combination between Properties and the Company, Properties entered into a loan agreement with Credit Cash, which was an advance against credit card receivables at the truck stop plazas then operated by Properties.  As a result of the business combination, this obligation was assumed by the Company’s newly formed, wholly-owned subsidiary, Plazas as it became the operator of the truck stop plazas. Credit Cash, while acknowledging the business combination, has continued to obligate both Properties and Plazas in their loan documents as obligors of the loan.

On July 16, 2007, Credit Cash agreed to extend further credit of $400,000 secured by the credit card receivables at the truck stops operated by Plazas.  This July 16, 2007 extension of credit agreement was in addition to and supplemented all previous agreements with Credit Cash. Terms of the original loan and extensions called for repayment of $1,010,933 plus accrued interest which will be repaid through Credit Cash withholding 15% of credit card collections from the operations of the truck stop plazas until the loan balance is paid in full. The interest rate is prime plus 3.75% (12% at March 31, 2007). There are certain provisions in the agreement, which allows the Lender to increase the withholding, if the amount it is withholding is not sufficient to satisfy the loan in a timely manner. However, on November 2, 2007, January 18, 2008 and August 14, 2008 Credit Cash again agreed to extend an additional credit in the amount of $1,100,000, $600,000 and $900,000, respectively. Terms of the agreement are the same as the prior July 16, 2007 financing. The outstanding balance of the loan as of October 31, 2008 was $651,517.

Note 22 - Subsequent Events (Unaudited)-continued

Accounts Receivable Financing

On January 8, 2007, Properties entered into an Account Purchase Agreement with Crown Financial, LLC (“Crown”) whereby Crown advanced $1,275,000 to Properties in exchange for certain existing accounts receivables and taking ownership of new accounts originated by Properties.

Repayment of the loan is to be made from the direct payments to Crown from the accounts it purchased from Properties and a fee equal to 2.5% of the outstanding advance for the preceding period payable on the 15th and 30th day of each month.

The Crown loan is secured by the mortgages on the real property and improvements thereon owned by Properties known as the Strattanville and Frystown Gables truck stop plazas and a personal guarantee by Frank Nocito.

Subsequent to the May 2007 closing of the business combination between the Company and Properties, on July 1, 2007 the Account Purchase Agreement between Properties and Crown Financial was amended and modified from “Eligible Accounts having a 60 day aging” to a “90 day aging that are not reasonably deemed to be doubtful for collections” and the fee of 2.5% payable on the 15th and 30th day of each month has been modified to 1.375%. The Company has assumed this obligation based on the business combination; however, Properties has agreed to continue to secure this financing with the aforementioned real estate mortgages.

Related Party Transactions

On December 10, 2007, Properties concluded a refinancing allowing them to repay $910,000 on their note to the Company (See Note 19).

Subsequent to June 30, 2007, related party receivables from Properties were reduced by approximately $2.6 million.  This reduction occurred from offsets of rent owed to Properties by the Company’s wholly-owned subsidiary, Plazas, in connection with its leasing of the real property underlying the truck stops operated from July 2007 through June 2008 in the amount of approximately $1.1 million, and from cash payments made by Properties in the amount of $1.5 million resulting from refinancing and settlements by Properties in December, 2007, January, 2008 and March, 2008 (See Note 19).

Fuel Financing

On October 17, 2007, the Company entered into a loan agreement with S&S NY Holdings, Inc. (“S&S”) for $500,000 to purchase #2 heating fuel. The term of the agreement is for 90 days with an option to refinance at the end of the 90-day period for an additional 90 days. The repayment of the principal amount will be $.10 cents per gallon of fuel sold to the Company’s customers excluding pre-purchase gallons. An additional $.075 per gallon will be paid as interest. The agreement also provides that in each 30-day period the interest amount can be no less than $37,500.00.  As of January 17, 2008 the Company had repaid $100,000 and exercised its right to refinance the amount until March 31, 2008.  The Company has provided for repayment of this loan in exchange for granting S&S a 49% interest in Able Energy NY, Inc., a wholly owned subsidiary of the Company, and a 90% interest in the Company’s Easton and Horsham, PA operations (“Albe PA”). Thereafter, on October 31, 2008, the Company was granted the right to repurchase S&S's interests in Able NY and Able PA. See, “S&S Settlement Agreement” and “Amendment to the S&S Settlement Agreement”, below.

On October 5, 2007, Properties reclassified all outstanding trade payables with TransMontaigne, a supplier of fuel to a note payable in the amount of $15.0 million.  Interest at the rate of 8% is being accrued on all past due amounts as of October 5, 2007.  In addition, an amount of $1,550,000.00 was added to the note to begin a prepaid purchase program whereby Plazas will prepay for its fuel prior to delivery.  Repayment of this note is to commence on or about March 15, 2008 with a 25-year amortization schedule with a maturity of November 15, 2009. If a threshold payment is made on or before March 15, 2008 and before August 15, 2008 (after initial 25-year amortization begins) in the amount of $3.0 million then a new 25-year amortization schedule will commence effective July 31, 2009 and mature on March 31, 2011.  Collateral on this note are certain properties owned by Properties. The Company is currently in the process of renegotiating the terms of this agreement.

Note 22 - Subsequent Events (Unaudited)-continued

Fuel Financing-continued

On December 20, 2007, the Company entered in to a second loan agreement with S&S for $500,000 to purchase #2 heating fuel.  The term of the agreement is through March 31, 2008.  The repayment of principle is not due until the maturity date.  An additional $0.075 per gallon will be paid as interest. The agreement also provides that in each 30-day period the interest amount can be no less than $37,500.  The Company has provided for repayment of this loan in exchange for granting S&S a 49% interest in Able Energy NY, Inc. (“Albe NY”),  a wholly owned subsidiary of the Company, and a 90% interest in the Company’s Easton and Horsham, PA operations (“Albe PA”). Thereafter, on October 31, 2008, the Company was granted the right to repurchase S&S's interests in Able NY and Able PA. See, “S&S Settlement Agreement” and “Amendment to the S&S Settlement Agreement”, below.

On February 25, 2008, the Company increased an existing credit line by executing a Fuel Purchase Loan (“FPL”) agreement with Entrepreneur Growth Capital (“EGC”).  The increase, in the amount of $0.5 million, is a further extension of credit under an existing May 13, 2005 agreement between the Company and EGC (the “Loan Agreement”) (See Note 13).  In addition to the general terms of the Loan Agreement, under the repayment terms of the FPL, EGC will reduce the loan amount outstanding by applying specific amounts from the Company’s availability under the Loan Agreement.  These amounts start at $2,500 per business day, commencing March 1, 2008, gradually increasing to $10,000 per business day on June 1, 2008 and thereafter until the FPL is paid in full.  In further consideration for making the FPL, commencing February 22, 2008, EGC shall be entitled to receive a revenue share of four cents ($0.04) per gallon of fuel purchased with the FPL funds, subject to a $5,000 per week minimum during the first seven weeks of the program.

On May 8, 2008, Plazas entered into a Fuel Supply Agreement (“FSA”) with Atlantis Petroleum, LLC (“Atlantis”).  The FSA provides that for a term of three years, Atlantis will be the sole and exclusive diesel fuel supplier to eight (8) of the truck stop plazas operated by Plazas located in Pennsylvania. The price per gallon of the diesel fuel supplied by Atlantis provides Plazas with a favorable wholesale rate. The price per gallon is based upon the delivery of a full transport truckload of product. All prices charged by Atlantis are subject to the provisions of applicable law. It is estimated that pursuant to the FSA, Atlantis will supply at least 44,000,000 gallons of diesel fuel for the first year and increase thereafter as Plazas increases its market share.

The obligations of Plaza under the FSA have been guaranteed by Properties, which guaranty is limited to a thirty day period beginning thirty days prior to Atlantis’ written notice to Properties of Plazas’ breach of the FSA.

On October 31, 2008, Plazas entered into agreements with UCP Capital Management, LLC (“UCP”) pursuant to which UCP will arrange for the consignment and distribution of gasoline obtained from Gulf Oil or Valero Oil terminals and motor diesel fuel at the travel plazas operated by Plazas. Once delivered, Plazas will have complete control over the product delivered including the retail prices at which the gasoline is sold. UCP will retain the cost of the fuel as determined by the Gulf or Valero Branded Rack price for the gasoline or its cost of the diesel fuel plus two cents plus all applicable taxes and delivery charges per gallon for each gallon of gasoline delivered by UCP and sold by Plazas in a given month. Plazas will retain the difference between the amount retained by UCP and the price per gallon of gasoline or diesel fuel sold. Pursuant to this agreement the gasoline islands at the travel plazas operated by Plazas will be branded with either the Gulf or Valero trade name. The term of the agreements shall be effective on November 1, 2008 and run through October 31, 2013.

Litigation

On December 8, 2006, the Company commenced an action in the Superior Court of California, for the County of Los Angeles against Summit Ventures, Inc. (“Summit”), Mark Roy Anderson (“Anderson”), the principal of Summit and four other companies controlled by Anderson, Camden Holdings, Inc., Summit Oil and Gas, Inc. d/b/a Nevada Summit Oil and Gas, Harvest Worldwide, LLC and Harvest Worldwide, Inc. seeking to compel the return of 142,857 shares (the “Shares”) of the Company’s common stock issued to Summit.  The Shares were issued to Summit in connection with a consulting agreement the Company had entered into with Summit in January 2005. The complaint also sought damages as a result of Summit’s and Anderson’s breach of contract, fraud and misrepresentation with respect to the consulting agreement.  On June 28, 2007, Summit and Anderson interposed a cross-complaint against the Company, Greg Frost, the Company’s Chief Executive Officer and Chairman, Chris Westad, the Company’s President, Frank Nocito, Vice President of Business Development for the Company, Stephen Chalk, a Director of the Company and Timothy Harrington, the former Chief Executive Officer of the Company. On October 10, 2007, the Company settled the Anderson Litigation, which included the issuance of 142,857 shares of the Company’s common stock to Summit.  The issuance of the shares was recorded at June 30, 2007.

Note 22 - Subsequent Events (Unaudited)-continued

Litigation-continued

On June 26, 2007, the Company and its affiliate, Properties (together with the Company the “Claimants”), filed a Demand for Arbitration and Statement of Claim in the Denver, Colorado office of the American Arbitration Association against Manns Haggerskjold of North America, Ltd. (“Manns”), Scott Smith and Shannon Coe (collectively the “Respondents”), Arbitration Case No. 77 148 Y 00236 07 MAV. The Statement of Claim filed seeks to recover fees of $1.2 million paid to Manns to obtain financing for the Company and Properties. The Claimants commenced the Arbitration proceeding based upon the Respondents breach of the September 14, 2006 Commitment letter from Manns to Plazas that required Manns to loan Plazas $150 million. The Statement of Claim sets forth claims for breach of contract, fraud and misrepresentation and lender liability. On July 23, 2007, Respondents filed their answer to the Statement of Claim substantially denying the allegations asserted therein and interposing counterclaims setting forth claims against the Company for breach of the Non-Circumvention Clause, breach of the Exclusivity Clause and unpaid expenses. Respondents also assert counterclaims for fraudulent misrepresentation and unjust enrichment. On Respondents’ counterclaim for breach of the Non-Circumvention Clause, Respondents claim damages of $6,402,500. On their counterclaim for breach of the Exclusivity Clause, Respondents claim damages of $3,693,750, plus an unspecified amount related to fees on loans exceeding $2,000,000 closed by Properties or the Company over the next five years. Respondents do not specify damages relative to their other counterclaims.

On August 7, 2007, the Claimants filed their reply to counterclaims denying all of Respondents material allegations therein. Respondents’ counterclaims were based on the false statement that the Claimants had, in fact, received the financing agreed to be provided by Manns from a third party.  The Respondents subsequently withdrew all of their counterclaims.

The parties have selected an Arbitrator and are presently engaged in discovery.  The parties have exchanged documents and the depositions of the parties have commenced and are scheduled to be concluded by the end of November, 2008.  The hearing of the parties’ claims is scheduled to commence before the Arbitrator on December 8, 2008.

Subsequent to their dismissal on August 13, 2007, on October 10, 2007, on October 1, 2007, the Company and its Chief Executive Officer (“CEO”) filed an action in New York state court against Marcum & Kliegman, LLP (the Company’s former auditors) and several of its partners for numerous claims, including breach of contract, gross negligence and defamation.  The Company and its CEO are seeking compensatory damages in the amount of at least $1 million and punitive damages of at least $20 million. The claims asserted by the Company and its CEO arise out of Marcum & Kliegman’s conduct with respect to the preparation and filing of the Company’s SEC Reports.  On November 26, 2007, Marcum & Kliegman and its partners filed a motion to dismiss the complaint on the ground that it fails to state a claim for relief as a matter of law.  On May 5, 2008, the Court issued a written decision and order sustaining the Company’s claims against Marcum & Kliegman for breach of contract and defamation, but dismissed the Company’s claims for negligence, gross negligence, breach of fiduciary duty and breach of covenant of good faith and fair dealing against Marcum & Kliegman and the defamation claim against the individual defendants.  Both the Company and Marcum & Kliegman have filed appeals from the decision and order.  Discovery proceedings have commenced and the Company intends to vigorously prosecute this action.

On January 7, 2008, the Company, its Chief Executive Officer, Gregory D. Frost, and its Vice-President of Business Development, Frank Nocito, were served with a summons and complaint in a purported class action complaint filed in the United States District Court, District of New Jersey. This action, which seeks class certification, was brought by shareholders of CCI Group, Inc. (“CCIG”). The complaint relates to a Share Exchange Agreement (the “Share Exchange Agreement”), dated July 7, 2006, between Properties and CCIG, pursuant to which seventy percent (70%) of the outstanding and issued shares of CCIG were exchanged for 618,557 shares of the Company’s common stock which were owned by Properties of which 250,378 shares were to be distributed to the shareholders of CCIG and the balance of the shares were to be used to pay debts of CCIG.  Neither the Company nor Messrs. Frost or Nocito were parties to the Share Exchange Agreement. Properties remain the largest shareholder of the Company. The Share Exchange Agreement was previously disclosed by the Company in its Current Report on Form 8-K filed with the SEC on July 7, 2006 as part of a disclosure of a loan by the Company to Properties.

Note 22 - Subsequent Events (Unaudited)-continued

Each of the Company and Messrs. Frost and Nocito believes it/he has defenses against the alleged claims and intends to vigorously defend itself/himself against this action and have filed a motion to dismiss the compliant.  The motion has been fully briefed and submitted to the Court.  As of the date of this Report, no decision has been issued with respect to the motion.

On September 17, 2008 an action was commenced in the Common Court of Pleas in Northumberland County, Pennsylvania against Plazas by SCC3, LLC. The action arises out of a note (the “Note”) made by Milton Properties, Inc. (“Milton”), the owner of the real property (the “Property”) underlying the Milton travel plaza which is leased to, and operated by, Plazas, to Silar Special Opportunities Fund, L.P.(“Silar”) and a mortgage (the “Mortgage”) granted by Milton to Silar on the Property to secure the Note. Silar subsequently assigned the Note and Mortgage to the plaintiff, SCC3, LLC.  As further security for Milton’s obligations under the Note, Milton assigned to Silar its lease with Plazas for the Property and the rents therefor (the “Assignment of Leases and Rent”). The lease (the “Lease”) for the property expires in 2013.  Silar also assigned its rights under the Assignment of Leases and Rents to the plaintiff.  The complaint alleges that Milton is in default of its obligations under the Note and Mortgage. As a result, plaintiff alleges that it has exercised its rights under the Assignment of Lease and Rents and revoked Milton’s right to collect rent for the Property. The plaintiff further alleges that Plazas is in default of its obligations under the Lease and that pursuant to the Assignment of Lease and Rents plaintiff has the right to enforce the Lease and declare all rent for the remainder of the term of the Lease to be due and payable. Plaintiff is seeking damages in the amount of $17,855,024 representing the balance of rent due under the term of the Lease.  Plazas has filed an answer denying the allegations of the complaint. Plazas intends to vigorously defend this action and will make a motion shortly to dismiss the complaint.

On October 7, 2008 a complaint was filed in the United States District Court for the Western District of Texas by Petro Franchise Systems, LLC and TA Operating LLC, (collectively the “Plaintiffs”), against Properties, Plazas and The Chelednik Family Trust (the “Trust”), (collectively the “Defendants”). The complaint seeks monetary damages and injunctive relief arising out of Properties’ and Plazas’ alleged breach of Petro franchise agreements for the Petro travel centers located in Breezewood and Milton, Pennsylvania and the Trust’s guaranty of the Milton franchise agreement.  Plaintiffs are seeking damages in the amounts of $149,851 and $154,585 for the alleged breach of the Breezewood and Milton franchise agreements, respectively. In addition, the complaint is requesting damages for violations of the Lanham Act, including the continued purported improper use by Properties and Plazas of the registered Petro trademarks and the dilution of those trademarks; unfair competition and unjust enrichment; trademark infringement under Texas state law; and, conversion. As of the date of this Annual Report, the complaint has not been served upon the defendants.

Consulting Agreement

On August 27, 2007, the Company entered into a service agreement with Axis Consulting Services, LLC. The agreement calls for Axis Consulting to develop marketing plan (phase 1) and manage (phase 2) “The Energy Store” (an e-commerce retail sales portal for energy products and services). During phase 1, the terms are $2,750 per month and once phase 2 commences an amount of $5,600 per month. This agreement ends on December 31, 2008.  Axis Consulting’s President (Joe Nocito) has a direct relationship as the son of the Company’s Executive Vice-President Frank Nocito.

SEC Formal Order of Private Investigation

On August 31, 2007, the Company was served with a second subpoena duces tecum (the “Second Subpoena”) from the SEC pursuant to the Formal Order of Investigation issued by the SEC on September 7, 2006. The Company continues to gather, review and produce documents to the SEC and is cooperating fully with the SEC in complying with the Second Subpoena. As of the date of this Report, the Company has produced and will, if required, continue to produce responsive documents and intends to continue cooperating with the SEC in connection with the investigation.  On May 13, 2008, the Company received correspondence from the SEC requesting the Company respond, in writing, to eleven questions proffered by the SEC staff.  The Company provided its responses to the eleven questions to the SEC on May 21, 2008.

On July 29 and 30, 2008, the Company’s CEO, Mr. Frost and the Company’s Executive Vice-President, Business Development, Mr. Nocito, were deposed by the SEC.  The Company has been advised by its SEC counsel, who also attended the depositions, that it believes the primary focus of the investigation is for the Company to complete its outstanding, delinquent SEC filings in order to obtain filing compliance.

Note 22 - Subsequent Events (Unaudited)-continued

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

The Company engaged Lazar Levine & Felix, LLP (“LLF”) as its new independent registered public accounting firm as of September 21, 2007. Prior to its engagement, LLF had been serving as independent auditors for Properties, an affiliate and the largest stockholder of the Company.

Engagement of Consultant

On January 11, 2008, the Company executed a consulting agreement with Hammond Associates, LLC to provide consulting services in connection with satisfying the Company’s SEC reporting requirements.  On April 30, 2008, the Company issued 14,442 restricted shares of its common stock, $0.001 par value, as partial consideration for services provided by the consultant.

Sale of Able Melbourne Assets

On February 8, 2008 (the “Closing Date”), the Company and Able Melbourne executed an Asset Purchase Agreement (“APA”) with Able Oil of Brevard, Inc. (“Able Brevard”), a Florida corporation, owned by a former employee of Able Melbourne.  For consideration in the amount of $375,000, the APA provided for the sale to Able Brevard of all of the tangible and intangible assets (excluding corporate books and records), liabilities and lease obligations of Able Melbourne, as is, on the Closing Date.

Note 22 - Subsequent Events (Unaudited)-continued

Closure of Strattanville Travel Plaza

One of the Travel Plazas Segments facilities, Strattanville, Pennsylvania, was shut-down in April, 2008 due to unprofitable operations at that site.  Management is exploring business opportunities relating to this site.

Doswell Sale Agreement

On May 12, 2008, the Company entered into a sale agreement with T.S.O, Inc. (“TSO”) for the sale of the Company’s assets located at its leased Doswell, VA travel plaza.  In exchange for total consideration to the Company of approximately $0.4 million, the Company has agreed to transfer to TSO title to all tangible and intangible assets (excluding corporate records) and liabilities relating to the operations of the Doswell, VA travel plaza.  TSO has until October 12, 2008 to obtain and deliver a firm commitment letter for the purchase price.  During the period July 12, 2008 through closing of the purchase, TSO is obligated to pay the Company rent in the amount of $75,000 per month. By letter dated November 6, 2008, the owner of the real property underlying the Doswell Travel Plaza sent a notice to TSO terminating the contract of sale.

Lease of Newton Facility

On July 14, 2008, the Company executed a triple net lease agreement with North Jersey Oil, Inc. (North Jersey) for the use of the Company’s idled Newton, NJ fuel terminal facility. The term of the lease is for thirty years.  Upon execution, the lease agreement provides for a $250,000 cash payment to the Company and the receipt of a $250,000 Tenant’s Promissory Note (together, the “Basic Rent”). The note provides for interest at 8% and twelve monthly payments.  Payments are to commence on the date that North Jersey receives all of the necessary permits to conduct its operations at the Newton site.  If within six months of the execution date of the lease agreement North Jersey is unable to secure the necessary operating permits or during the same time North Jersey is advised that its applications for the necessary operating permits have been denied, the Company will be obligated to return the Basic Rent to North Jersey and terminate the lease agreement.  The lease agreement also provides both the Company and North Jersey with storage and throughput rights at their respective terminals at a cost to the user of $0.05 per gallon.  In addition, North Jersey is obligated to provide the Company with an initial six-month, $0.5 million fuel purchase credit facility at a cost to the Company of $0.02 per gallon financed.  The lease agreement also provides North Jersey with a $1.00 purchase option, which North Jersey can exercise upon payment in full, in cash, of all the Basic Rent.

S&S Settlement Agreement

Effective July 22, 2008, the Company and S&S NY Holdings, Inc (“S&S) executed a settlement agreement.  In exchange for total consideration of approximately $1.0 million, consisting of principal and interest due S&S, S&S assumption of a specific liability and the purchase of existing inventory, the Company transferred to S&S 49% of the common stock of its subsidiary, Able NY, and 90% of its interest in its Easton and Horsham, PA operations.   Under specific situations, the Company’s filing for bankruptcy or default on payment of specific debt, S&S has a call option on the remaining 51% of Able NY for an additional $1.0 million and other valuable consideration.  For a period of one year from the execution of the settlement agreement, S&S has an option to purchase the remaining 10% of Easton and Horsham operations for $50,000 and other valuable consideration.  Able NY has also entered into a consulting agreement with S&S under which S&S will be paid five percent of Able NY’s gross profit for its management services provided to Able NY.

Note 22 - Subsequent Events (Unaudited)-continued

Amendment To The S&S Settlement Agreement

On October 31, 2008, the Company and S&S NY Holdings, Inc. entered into an agreement amending (the “Amendment”) the Settlement Agreement. The Amendment provides that the Company has the right to repurchase S&S’s interest in Able PA for the sum of $548,910 payable $250,000 upon the signing of the Amendment and the balance ten business days thereafter. In the event that the balance is not paid within the time period specified, S&S shall retain the initial payment of $250,000 and its interest in Able PA.  The Amendment further provides that the Company may repurchase S&S’s 49% interest in Able NY for the sum of $550,000 payable $150,000 within thirty days after the repurchase of Able PA; commencing thirty days after such payment, eight (8) equal monthly installments each in the amount of $30,000; and the balance of $160,000 to be made thirty days after the final monthly installment is paid. S&S shall retain its interest in Able NY as security for such payments. However, as long as Able is not in default of such payments, S&S shall have no rights whatsoever with respect to its shares of stock in Able NY, including, but not limited to any distribution of any revenues, profits or net profits of Able NY.  In the event that Able defaults in making such payments and fails to timely cure such default, S&S shall retain full ownership with all attendant shareholder rights thereto of its shares of stock in Able NY, provided, however, S&S’s ownership percentage of Able NY will be reduced by the percentage of payments made to Able NY prior to the default as applied to the total purchase price for S&S’s interest in Able NY. The Amendment also cancelled the Consulting Agreement which was to be entered into pursuant to the terms of the Settlement Agreement between Able NY and S&S in exchange for a payment of $60,000 to be made at the time the final payment is due for payment of the Able NY shares.

PriceEnergy.com, Inc.

On September 22, 2008, the Company was granted additional shares of common stock of its majority owned subsidiary, Price Energy.com, Inc., in exchange for satisfaction of $3.8 million of debt owed to the Company,  increasing its ownership interest in Price Energy to 92%.

Sublease of Travel Plazas

Effective November 1, 2008, All American Plazas, Inc. subleased the operation of the Carlisle Gables, Harrisburg and Frystown Gables plazas to independent third parties each for a term of three years. Plazas determined the sublease of these facilities would cut its costs, but Plazas also maintained the right to supply the fuel to these plazas on a cost plus basis, which it believes, will result in a net profit to the Company. Each of the subleases provides for the purchase of the existing inventory and the Frystown Gables sublease provides for a three month abatement of rent.

PART III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS

As of June 30, 2008, the directors and executive officers of the Company are as follows:

Name	Age	Title	Compensation Committee	Audit Committee	Governance and Nominating Committee
Gregory D. Frost, Esq.	61	Chairman, Chief Executive Officer & Director
Richard A. Mitstifer	51	President
William Roger Roberts	55	Chief Operating Officer
Daniel L. Johnston	46	Chief Financial Officer
Frank Nocito	61	Executive Vice-President
Christopher P. Westad	55	President, Home Heating Oil Unit
John L.Vrabel	56	Chief Operating Officer, Price Energy Unit
Stephen Chalk	63	Director
Solange Charas	46	Director	**	*
Edward C. Miller, Jr.	41	Director		*
Patrick O'Neill	48	Director	*		*
Alan E. Richards	71	Director		**	*

*  Member
** Chair
Note: On October 22, 2008, Louis Aponte was appointed as President of the Company's home heating oil subsidiaries in place of Christopher P. Westad. See, Note 22 - Subsequent Events to the Consolidated Financial Statements in Item 8 to this Annual Report.

Background

Set forth below is a brief background of the executive officers and directors of the Company, based on information supplied by them.

GREGORY D. FROST, ESQ. became General Counsel and a Director of the Company in April 2005.   Mr. Frost served as CEO and Chairman from October 2005 until September 28, 2006, when he took a leave of absence.  Mr. Frost returned as CEO and Chairman on May 24, 2007, and has continued to serve in those positions to-date. From 1974 to the present, he has been a practicing attorney in the State of New York and from 1999 until October of 2005, he was a partner of the law firm of Ferber Frost Chan & Essner, LLP (formally known as Robson Ferber Frost Chan & Essner, LLP) which has in the past performed, and continues to perform, legal services for the Company.  Mr. Frost's main areas of practice have been and continue to be mergers and acquisitions, and general corporate and securities matters.  From 1975 through 1980, he was Assistant General Counsel at The Singer Company and RH Macy & Co.  Thereafter, Mr. Frost spent approximately 12 years as a partner of the law firm of Bower & Gardner, managing their corporate and securities department.  In 1970, Mr. Frost received a B.A. degree from New York University (Stern School).  He received his Juris Doctorate in 1973 from New York Law School, and in 1979 obtained a Master of Law Degree (LLM) in Corporate Law from New York University Law School.

RICHARD A. MITSTIFER became President of the Company on September 24, 2007.  Mr. Mitstifer graduated from Muhlenberg College in 1979 with degrees in Business Administration and Accounting. He entered the banking industry in 1979, where he had a sixteen-year career in commercial lending, gaining exposure to several types of businesses from retail to manufacturing. He joined All American Properties, Inc., formerly doing business as All American Plazas, Inc., in 1995 as Vice-President of Finance, where he oversaw all banking, insurance, human resources and accounting functions. He became President of All American Properties, Inc. in 2003.

WILLIAM ROGER ROBERTS became the Company’s Chief Operating Officer on September 24, 2007.  Mr. Roberts has over thirty years of experience in various capacities, including ten years of restaurant management with Food Franchises, Inc. from 1974 to 1978 and then from 1981 to 1985 as General Manager, and twenty years of multi-Segment supervision in the Travel Center/Convenience store industry with Pantry Convenient Stores, from 1978 to 1981 as a district manager, Benton Service Oil Company from 1985 to 1990 as Vice-President of Operations, Interstate Facilities from 1990 to 1995 as General Manager, Coleman Oil Company from 1995 to 1998 as Vice-President of Operations, Cross Road Travel Plaza from 1998 to 2002 as General Manager, and from September, 2007 to present as Vice-President and Chief Operating Officer of All American Properties, Inc.

DANIEL L. JOHNSTON became the Company’s Chief Financial Officer on September 24, 2007.  Mr. Johnston graduated from Westminster College in 1984 with a degree in Business Administration/Accounting. He worked for Price Waterhouse from August 20, 1984 to December 28, 1988 where he became Senior Accountant in June 1987, responsible for various audits of several large companies. He entered his family’s travel plaza business in 1989 in an executive capacity as Vice-President and later Treasurer, handling all Accounting, IT, Human Resource and Administrative functions, as well as Garage and Sanitary Operations for the two travel plazas owned by his father, brother and himself. From 1991 to 1993, he served on the executive committee that acted in an advisory capacity to an investment group and truck stop operators, who acquired the chain of Unocal 76 Truck Stops. In addition to his involvement in his family’s travel plaza business, from 1991 to present Mr. Johnston maintains a private CPA practice providing accounting and payroll services, software installation and technical support for independent travel plazas and restaurant chains. Mr. Johnston joined All American Properties, Inc., in 2004 and became its Controller in early 2006.

FRANK NOCITO became Vice President Business Development of the Company in April 2005 and was appointed Executive Vice-President, Business Development on September 24, 2007.   Previously, from 2003 and through April 2005, Mr. Nocito was Vice President of All American Plazas, Inc., which is now doing business as All American Properties, Inc. (“Properties”), which owned and operated ten truck plazas located in Pennsylvania, New York, New Jersey and Virginia.  On May 30, 2007, the Company acquired the operating assets of these plazas and Properties retained ownership of the underlying real estate upon which the plazas are located, together with any buildings and improvements on the respective properties.  Properties own approximately 74% of the outstanding common stock of our Company.  In 2003, Mr. Nocito, as Vice President of All American Industries Corp., acquired all of the issued and outstanding stock of Properties.  In 2004, Mr. Nocito and his wife created, for the benefit of their family members, including seven children, the Chelednik Family Trust, and approximately 85% of the issued and outstanding stock of Properties is beneficially owned by the Trust.  In 2002, as a consultant to two start-up corporations, American Truck Stop of Belmont Inc. and American Truck Stop of Carney Inc., Mr. Nocito assisted the new entities in acquiring two truck plazas located in the Northeast.  Subsequent to the purchase of these two truck plazas, he became in November 2003, and remains, a vice president of both corporations.  In 2001, Mr. Nocito was employed by WDF/Keyspan, Inc., as a supervisor in charge of multi-million dollar conversion projects for the New York City School System, converting school facilities from coal to oil and gas systems.  In 1996, under cover of a 1994 sealed indictment that had never been acted upon, an indictment was issued against Mr. Nocito for conspiracy to commit money laundering.  The charge was the result of his political activities as part of the Republican Party and events arising out of the United States Government's support of the Nicaraguan Government under the Sandinista regime.  In late 1998, Mr. Nocito accepted a plea offer that resulted in his serving a 19-month detention plus three years probation, which ended May 2004.  Mr. Nocito's educational background includes his attending Syracuse University, Marymount College/Fordham University and Nova University.

CHRISTOPHER P. WESTAD became President of the Company in 1998, and a Director when the Company went public in 1999.  His current employment contract runs through November 25, 2009.  From September 28, 2006 to May 23, 2007, he served as Acting Chief Executive Officer of the Company.  He also served as the Company’s Chief Financial Officer from 2000 to August 2005, and again from July 2006 through September 2006.  Since September 1996, Mr. Westad had also served as the President of Able Propane until the sale of that subsidiary in March, 2004.  From 1991 through 1996, Mr. Westad was Market Manager and Area Manager for Ferrellgas Partners, L.P., a company engaged in the retail sale and distribution of liquefied petroleum gas.  From 1977 through 1991, Mr. Westad served in a number of management positions with RJR Nabisco.  In 1975, Mr. Westad received a Bachelor of Arts in Business and Public Management from Long Island University, Southampton, New York.

JOHN L. VRABEL became Chief Operating Officer of the Company in August 2003.  His current employment contract runs through July 1, 2007.  From 2000 through the present, he has served as Vice President Business Development of the Company’s PriceEnergy subsidiary.  From 1996 to 2000, Mr. Vrabel was Vice President of Business Development of Connective Holdings Vital Services, LLC, a subsidiary of Connective Holdings in the energy products and services sector.  He received a B.A. from the University of Houston in 1976, and participated in an Executive MBA from Baldwin-Wallace College in 1982 and 1983.

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

SOLANGE CHARAS became a director of the Company in May 2005.  In 2000, Ms. Charas founded Charas Consulting, Inc., which provides human resources consulting services.  From 2002 though 2005, Ms. Charas was the Head of Human Resources for Benfield, Inc.  In her role, she was responsible for all aspects of human resources for this organization.  She is currently a retained consultant to Benfield.  From 1999 to 2000, Ms. Charas was the Head of Human Resources for EURO RSCG Worldwide, an advertising firm, which is the largest division of France-based Havas Advertising.  As Head of Human Resources, she was responsible for the creation and management of all HR programs on a worldwide basis for over 200 agencies, which made up EURO RSCG.  From 1996 to 1999, Ms. Charas was the National Director at Arthur Andersen, where she led all activities promoting a consulting product she was instrumental in creating for the firm.  From 1995 to 1996, Ms. Charas was the leader of the International Compensation Team at Towers Perrin and a Senior Consultant with respect to international compensation at the Hay Group.  Ms. Charas received an undergraduate degree in International Political Economy from University of California at Berkeley in 1982 and an MBA in Accounting and Finance from Cornell University's Johnson School of Management in 1988.

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

Family and Other Relationships

There are no family relationships between any of the present directors or executive officers of the Company.

Involvement in Certain Legal Proceedings

To the knowledge of management, no director, executive officer or affiliate of the Company or owner of record or beneficially of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

To the knowledge of management, during the past five years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

(1)
Filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

(2)	Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his or her involvement in any type of business, commodities, securities or banking activities;

(4)
Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting him or her for more than 60 days from engaging in, or being associated with any person engaging in, any type of business, commodities, securities or banking activities;

(5)
Was found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission (“CFTC”) to have violated any federal or state securities law or Federal commodities law, and the judgment in such civil action or finding by the SEC or CFTC has not been subsequently reversed, suspended or vacated.

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

Based solely on a review of copies of the Forms 3, 4 and 5 received by the Company or representations from certain reporting persons, the Company believes that, during the year ended June 30, 2007, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were met in a timely manner except that All American Properties, Inc., failed to timely file a Report on Form 3 indicating the acquisition of shares it received in connection with the business combination with the Company consummated on May 30, 2007. This Report has now been filed.

CODE OF ETHICS

The Company's Board of Directors has adopted a Code of Ethics that applies to the Company's financial officers and executive officers, including its Chief Executive Officer and Chief Financial Officer.  The Company’s Board of Directors has also adopted a Code of Conduct and Ethics for Directors, Officers and Employees including the Company’s Chief Executive Officer and Chief Financial Officer.  A copy of this code can be found at the Company's Internet website at www.ableenergy.com.  The Company intends to disclose any amendments to its Code of Ethics, and any waiver from a provision of the Code of Ethics granted to the Company's President, Chief Financial Officer or persons performing similar functions, on the Company's Internet website within five business days following such amendment or waiver.  A copy of the Code of Ethics can be obtained free of charge by writing to: Christopher P. Westad, Secretary, Able Energy, Inc., 198 Green Pond Road, Rockaway, New Jersey 07866.

COMPENSATION OF DIRECTORS

In fiscal 2007, for their service on the Board of Directors, the Company paid aggregate compensation in the amount of $84,167 in cash and granted stock options for 321,040 shares of the Company’s common stock to its outside directors: Mr. O’Neill, Mr. Miller, Mr. Richards and Ms. Charas.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In fiscal 2007, the members of the Audit Committee were Mr. Richards (chair), Mr. Miller and Ms. Charas.  The Board of Directors has determined that each of the members of the Audit Committee is independent as defined by Section 10A(m)(3) of the Exchange Act.  In addition, the Board of Directors has determined that Mr. Richards is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K under the Exchange Act.  The Audit Committee adopted an Audit Committee Charter during fiscal 2006, a copy of which is available on the Company’s Internet website, www.ableenergy.com. The Audit Committee reviews and reassesses the Audit Committee Charter annually.

REPORT OF THE AUDIT COMMITTEE

The following Report of the Audit Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.  The charter of the Audit Committee of the Board specifies that the purpose of the Committee is to assist the Board in its oversight of:

•	The integrity of the Company's consolidated financial statements;
•	The adequacy of the Company's system of internal controls;
•	The Company's compliance with legal and regulatory requirements;
•	The qualifications and independence of the Company's independent registered public accountants; and
•	The performance of the Company's independent registered public accountants and of the Company's internal audit function.

In carrying out these responsibilities, the Audit Committee, among other things:

•	Monitors preparation of quarterly and annual financial reports by the Company's management;
•
Supervises the relationship between the Company and its independent registered public accountants, including: having direct responsibility for their appointment, compensation and retention; reviewing the scope of their audit services; approving audit and non-audit services; and confirming the independence of the independent registered public accountants; and

•
Oversees management's implementation and maintenance of effective systems of internal and disclosure controls, including review of the Company's policies relating to legal and regulatory compliance, ethics and conflicts of interests and review of the Company's internal auditing program.

The Committee met three times during fiscal 2007. The Committee schedules its meetings with a view to ensuring that it devotes appropriate attention to all of its tasks. The Committee's meetings include, whenever appropriate, executive sessions with the Company's independent registered public accountants without the presence of the Company's management.

The Audit Committee serves in an oversight capacity and is not intended to be part of the Company's operational or managerial decision-making process. The Company's management is responsible for preparing the consolidated financial statements, and its independent registered public accountants are responsible for auditing those consolidated financial statements. The Audit Committee's principal purpose is to monitor these processes. In this context, the Audit Committee reviewed and discussed the audited consolidated financial statements with management and the independent registered public accountants. Management represented that the Company's consolidated financial statements were prepared in accordance with United States generally accepted accounting principles applied on a consistent basis, and the Audit Committee has reviewed and discussed the quarterly and annual earnings and consolidated financial statements with management and the independent registered public accountants. The Audit Committee also discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as amended.

The Audit Committee discussed with the independent registered public accountants their independence from the Company and its management, including the matters, if any, in the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions With Audit Committees) and received from the independent registered public accountants. The Audit Committee also considered whether the independent registered public accountant’s provision of audit and non-audit services to the Company is compatible with maintaining the auditors' independence. The Audit Committee discussed with the Company's independent registered public accountants the overall scope and plans for their audit. The Audit Committee met with the independent registered public accountants, with and without management present, to discuss the results of their audit, the evaluations of the Company's internal controls, disclosure controls and procedures and the overall quality and integrity of the Company's financial reporting. Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board, and the Board has approved, that the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the year ended June 30, 2007, for filing with the Securities and Exchange Commission.

Members of the Audit Committee

Alan E. Richards, Chairman
Edward C. Miller, Jr.
Solange Charas

Governance and Nominating Committee

In Fiscal 2007, the members of the Committee were Mr. O’Neil and Mr. Richards. As the Company is not listed on a national exchange it has determined to be guided by the independence requirements of the American Stock Exchange (“AMEX”). See, Item 13, “Director Independence”, below. Using the AMEX rules as a guideline the Company believes that each member of the Committee is independent. The Governance and Nominating Committee, among other duties, determines the slate of director candidates to be presented for election at the Company’s annual meeting of shareholders.

The Company has adopted a nominating committee charter, a copy of which is available on the Company’s Internet website, www.ableenergy.com. The Governance and Nominating Committee’s process for recruiting and selecting nominees is for the committee members to attempt to identify individuals who are thought to have the business background and experience, industry specific knowledge and general reputation and expertise that would allow them to contribute as effective directors to the Company's governance, and who are willing to serve as directors of a public company. To date, the Company has not engaged any third party to assist in identifying or evaluating potential nominees. After a possible candidate is identified, the individual meets with various members of the Committee and is sounded out concerning their possible interest and willingness to serve, and Governance and Nominating Committee members discuss amongst themselves the individual's potential to be an effective Board member. If the discussions and evaluation are positive, the individual is invited to serve on the Board.

As of June 30, 2007, there were no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

To date, no stockholder has presented any candidate for Board membership to the Company for consideration, and the Company, although it will consider nominees submitted by stockholders, does not have a specific policy on stockholder-recommended director candidates. However, the Governance and Nominating Committee believes its process for evaluation of nominees proposed by stockholders would be no different from the process of evaluating any other candidate.  In evaluating candidates, the Committee will require that candidates possess, at a minimum, a desire to serve on the Company's Board, an ability to contribute to the effectiveness of the Board, an understanding of the function of the Board of a public company and relevant industry knowledge and experience. In addition, while not required of any one candidate, the Committee would consider favorably experience, education, training or other expertise in business or financial matters and prior experience serving on boards of public companies.

The other function of the Governance and Nominating Committee is to oversee the Company’s compliance with the corporate governance requirements of the SEC and the NASDAQ Marketplace Rules.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The objectives of the Company’s compensation programs are twofold: (i) to attract and retain qualified and talented professional individuals to perform the duties of the Company’s executive offices and (ii) to fairly reward the Company’s executive officers for their overall performance in long term management of the affairs of the Company.

The Compensation Committee's goal is to develop executive compensation policies that offer competitive compensation opportunities for all executives which are based on personal performances, individual initiative and achievement, as well as assisting the Company in attracting and retaining qualified executives. The Compensation Committee also endorses the position that stock ownership by management and stock-based compensation arrangements are beneficial in aligning managements’ and stockholders’ interests in the enhancement of stockholder value.

Compensation paid to the Company's executive officers generally consists of the following elements: base salary, annual bonus and long-term compensation in the form of stock options and matching contributions under the Company’s 401(k) Savings Plan. Compensation levels for executive officers of the Company was determined by a consideration of each officer's initiative and contribution to overall corporate performance and the officer's managerial abilities and performance in any special projects that the officer may have undertaken. Competitive base salaries that reflect the individual's level of responsibility are important elements of the Compensation Committee's executive compensation philosophy. Subjective considerations of individual performance are considered in establishing annual bonuses and other incentive compensation. In addition, the Compensation Committee considers the Company's financial position and cash flow in making compensation decisions.

The Company has certain broad-based employee benefit plans in which all employees, including the named executives, are permitted to participate on the same terms and conditions relating to eligibility and subject to the same limitations on amounts that may be contributed. During the year ended June 30, 2007, the Oil Segment also made matching contributions to the 401(k) Savings Plan for its employees.  While the Travel Plaza Segment’s 401(k) Savings Plan provides for matching contributions at managements discretion, no such matching contributions have been made since the inception of the plan in 2005.

The Company chooses to pay each element of compensation in order to best meet the Company’s goal of attracting and retaining qualified and talented professional individuals.   The salary component of the compensation is important and the Company attempts to be competitive with what it believes to be the compensation of other companies of similar size and scope of operations.  To date, the Company has not engaged the services of a compensation review consultant or service in view of the cost of such services compared to the size and revenues of the Company.  The stock option element of compensation is paid in order to provide additional compensation in the long term commensurate with growth of the Company and increased share value that may result from the performance of the executive receiving the options.  The award of a bonus upon review of Company performance provides an additional incentive.  The lack of other compensation elements such as other insurance, retirement or retirement savings plans focuses the importance of the salary and stock option elements of the Company’s compensation plan.

The Company determines the amount (and, where applicable, the formula) for each element to pay by reviewing annually the compensation levels of the Company’s executive officers and determining from the performance of the Company during that time since the last review what appropriate compensation levels may be during the upcoming annual period. The Company has no existing formula for determination of the salary, stock options or bonus elements of compensation.

Each compensation element and the Company’s decisions regarding that element fit into the Company’s overall compensation objectives and affect decisions regarding other elements in this manner:  the salary and stock option elements (being the significant elements of overall compensation) are intended to serve primarily as current and long-term compensation respectively.  Review of salary levels and consideration of bonus awards on an annual basis and vesting of options over a forward period serve to allow the Company to attempt to meet its objectives of attracting and maintaining qualified and talented professional individuals in service as the Company’s executive officers.

Summary Compensation Table

The following table sets forth certain summary information with respect to the compensation paid to the Company's former Chief Executive Officer, current Acting Chief Executive Officer, Chief Operating Officer and Chief Financial Officer for services rendered in all capacities to the Company for the fiscal years ended June 30, 2007, 2006, 2005 and 2004. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)(1)		Total ($)
Gregory D. Frost,	2007	254,808	--	--	--	--	--	7,701	(1)	262,509
Chief Executive	2006	216,900	--	--	--	--	--	4,200	(1)	221,100
Officer and Director (3)	2005	27,700	--	--	50,000	--	--	--		77,700

Christopher P. Westad,	2007	144,323	--	--	--	--	--	--		144,323
President and Acting Chief	2006	141,600	--	--	--	--	--	--		141,600
Executive Officer (4)	2005	136,479						43,225	(2)	179,704

John Vrabel,	2007	144,323	--	--	--	--	--	6,708	(1)	151,031
Chief Operating Officer	2006	141,600	--	--	--	--	--	6,000	(1)	147,600
	2005	138,046	--	--	--	--	--	6,000	(1)	144,046

Jeff Feld, Acting Chief Financial Officer	2007	140,688	--	--	--	--	--	--		140,688

Frank Nocito,	2007	122,308	--	--	--	--	--	--		122,308
Vice President of Business	2006	120,000	--	--	--	--	--	--		120,000
Development	2005	27,700	--	--	50,000	--	--	--		77,700

Notes:
(1)	Represents car allowance and travel expense reimbursements pursuant to his employment agreement with the Company.
(2)
Represents amounts paid to Mr. Westad related to board compensation of $20,000 and the market value of 2,000 shares issued to Mr. Westad of the Company’s common stock valued on the date of issue and car allowance pursuant his employment agreement with the Company.

(3)	Mr. Frost served as Chief Executive Officer from August 13, 2005 to September 28, 2006 and May 24, 2007 to present.
(4)	Mr. Westad served as Acting Chief Financial Officer from June 23, 2006 to September 28, 2006. Mr. Westad has served as Acting Chief Executive Officer since September 28, 2006.
(5)	Mr. Vella served as Chief Financial Officer from Aug 15, 2005 to June 23, 2006.

1.  Grants of Plan-Based Awards.

Name	Grant date	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
PEO		--	--	--	--	--	--	--	--	--	--
PFO		--	--	--	--	--	--	--	--	--	--
A		--	--	--	--	--	--	--	--	--	--
B		--	--	--	--	--	--	--	--	--	--
C		--	--	--	--	--	--	--	--	--	--

No equity or non-equity incentive plan awards or options were granted during fiscal year 2007 to the Company’s Chief Executive Officer, Chief Financial Officer or any of the Company’s most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 2007.

2.  Outstanding equity awards at fiscal year-end table.

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
PEO	--	--	--	--	--	--	--	--	--

PFO	--	--	--	--	--	--	--	--	--

Christopher Westad	15,000	--	--	$2.55	June 30, 2009	--	--	--	--
	15,000			$3.16	June 30, 2008
B	--	--	--	--	--	--	--	--	--

C	--	--	--	--	--	--	--	--	--

3. Option exercises and stock vested table.

Name	Option awards		Stock awards
	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
(a)	(b)	(c)	(d)	(e)
PEO	--	--	--	--
PFO	--	--	--	--

A	--	--	--	--

B	--	--	--	--

C	--	--	--	--

No option exercises occurred or shares vested during fiscal year 2007 to the Company’s Chief Executive Officer, Chief Financial Officer or any of the Company’s most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 2007.

4.  Pension benefits.

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
(a)	(b)	(c)	(d)	(e)
PEO	--	--	--	--
PFO	--	--	--	--

A	--	--	--	--

B	--	--	--	--

C		--	--	--

There were no pension plans in-place during fiscal year 2007 for the Company’s Chief Executive Officer, Chief Financial Officer or any of the Company’s most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 2007.

5.  Nonqualified defined contribution and other nonqualified deferred compensation plans.

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/distributions ($)	Aggregate balance at last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
PEO	--	--	--	--	--
PFO	--	--	--	--	--

A	--	--	--	--	--

B	--	--	--	--	--

C	--	--	--	--	--

There were no nonqualified defined contribution and other nonqualified deferred compensation plans in place during fiscal year 2007 for the Company’s Chief Executive Officer, Chief Financial Officer or any of the Company’s most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 2007.

6.  Director Compensation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compens -ation ($)	Total ($)
Gregory D. Frost	--	--	--	--	--	--	--
Christopher P. Westad	--	--	--	--	--	--	--
Patrick O'Neill	$25,000	--	$109,956	--	--	--	$134,956
Edward C. Miller, Jr.	$25,000	--	$109,956	--	--	--	$134,956
Steven Chalk	-	--	-	--	--	--	--
Alan E. Richards	$20,000	--	$109,956	--	--	--	$129,956
Solange Charas	$20,000	--	$109,956	--	--	--	$129,956
Mark Barbera	$60,644	--	-	--	--	--	$60,644--

Directors who are employed as executive officers receive no additional compensation for service on the board.  All directors are reimbursed for travel and other expenses relating to attendance at board and committee meetings. For the 2007 fiscal year, each non-employee director received an annual retainer of $15,000 (payable monthly), a $5,000 annual retainer for each committee on which a director serves as a chair and the annual grant of a ten-year option to purchase 3,000 shares of the Company’s common stock and an additional grant of a ten-year option to purchase 3,000 shares of the Company’s common stock to each director who serves as a committee chair, which vests on the date of grant.

EMPLOYMENT ARRANGEMENTS

Gregory D. Frost, on October 12, 2005, entered into a one-year employment agreement, as Chief Executive Officer of the Company at an annual salary of $250,000.  The term of the agreement is automatically renewable and has been renewed through October 11, 2008.  The annual salary is subject to periodic increases at the discretion of the Board of Directors.  Mr. Frost is entitled to bonuses pursuant to his employment agreement if the Company meets certain financial targets based on sales, profitability and the achievement of certain goals as established by the Board of Directors or the Compensation Committee.  Such bonuses, plus all other bonuses payable to the executive management of the Company, shall not exceed in the aggregate, a "Bonus Pool" which shall equal up to 20% of the Company's earnings before taxes (“EBT”), provided the Company achieves at least $1,000,000 of EBT in such bonus year.  If the Company meets or exceeds $1,000,000 of EBT for that fiscal year, then the executive shall be entitled to 20% of such Bonus Pool.  The employment agreement also provides for reimbursement of reasonable business expenses.  In the event the agreement is terminated by Mr. Frost for reason, or by the Company for other than cause, death or disability, Mr. Frost shall receive a lump sum severance payment of one year’s salary, and any unvested stock options shall be deemed to have vested at the termination date.

Christopher P. Westad has a three-year employment agreement, effective through November 25, 2009, as President of the Oil Segment at an annual salary of $141,600.  The term of the agreement may be extended by mutual consent of the Company and Mr. Westad, and the annual salary is subject to periodic increases at the discretion of the Board of Directors.  Mr. Westad is entitled to bonuses pursuant to his employment agreements if the Company meets certain financial targets based on sales, profitability and the achievement of certain goals as established by the Board of Directors or the Compensation Committee. Such bonuses, plus all other bonuses payable to the executive management of the Company, shall not exceed in the aggregate, a "Bonus Pool" which shall equal up to 20% of the Company's earnings before taxes (“EBT”), provided the Company achieves at least $1,000,000 of EBT in such bonus year.  If the Company meets or exceeds $1,000,000 of EBT for that fiscal year, then the executive shall be entitled to 20% of such Bonus Pool.   The employment agreement also provides for reimbursement of reasonable business expenses.  In the event the agreement is terminated by Mr. Westad for reason, or by the Company for other than cause, death or disability, Mr. Westad shall receive a lump sum severance payment of one year’s salary, and any unvested stock options shall be deemed to have vested at the termination date.

John L. Vrabel has a three-year employment agreement, effective through July 1, 2007, as Chief Operating Officer of the Company at an annual salary of $141,600.  The term of the agreement may be extended by mutual consent of the Company and Mr. Vrabel, and the annual salary is subject to periodic increases at the discretion of the Board of Directors.  Mr. Vrabel is entitled to bonuses pursuant to his employment agreements if the Company meets certain financial targets based on sales, profitability and the achievement of certain goals as established by the Board of Directors or the Compensation Committee. Such bonuses, plus all other bonuses payable to the executive management of the Company, shall not exceed in the aggregate, a "Bonus Pool" which shall equal up to 20% of the Company's earnings before taxes (“EBT”), provided the Company achieves at least $1,000,000 of EBT in such bonus year.  If the Company meets or exceeds $1,000,000 of EBT for that fiscal year, then the executive shall be entitled to 20% of such Bonus Pool. The employment agreement also provides for reimbursement of reasonable business expenses.  In the event the agreement is terminated by Mr. Vrabel for reason, or by the Company for other than cause, death or disability, Mr. Vrabel shall receive a lump sum severance payment of one year’s salary, and any unvested stock options shall be deemed to have vested at the termination date. While the term of the employment agreement was allowed to expire on July 1, 2007, Mr. Vrabel remains an employee of the Company.

COMPENSATION COMMITTEE

The members of the Compensation Committee are Solange Charas and Patrick O'Neill with Ms. Solange acting as Chairperson. The Company believes that both Ms. Charas and Mr. Richards meet the applicable independence requirements. The Compensation Committee has the authority to fix the Company's compensation arrangements with the Chief Executive Officer, Chief Operating Officer and the Chief Financial Officer and has the exclusive authority to grant options and make awards under the Company's equity compensation plans. Although the Committee may seek the input of the Company’s Chief Executive Officer in determining the compensation of the Company’s other executive officers, the Chief Executive Officer may not be present during the voting or deliberations with respect to his compensation.  Consistent with the Delaware General Corporation Law, the Compensation Committee, from time to time, delegates to the Company's Chief Executive, Chief Operating Officer and the Chief Financial Officer the authority to grant a specified number of options to non-executive officers. The Compensation Committee also reviews the Company's compensation policies relating to all executive officers.

Compensation Committee Interlocking And Insider Participation

No interlocking relationship existed or exists between any member of the Company's Compensation Committee and any member of the compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member or nominee of the Compensation Option Committee is an officer or an employee of the Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth below under the heading “Executive Compensation – Compensation Discussion and Analysis” with management. Based on this review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

The Members of the Compensation Committee Solange Charas, Chairperson Patrick O’Neil

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of June 30, 2007, the amount of the Company’s common stock beneficially owned (unless otherwise indicated) by (i) each person known by the Company to own 5% or more of the Company’s stock, (ii) each Director, (iii) each executive officer named in the Summary Compensation Table in Item 11 above and (iv) all Directors and executive officers as a group.

Name and Address*	Aggregate Number of Shares Beneficially Owned (1)		Percent of Class Outstanding (2)
Gregory D. Frost	-	(3)(10)	-%
Frank Nocito	12,666,667	(5)	84.7%
Christopher P. Westad	35,000	(4)	**
Solange Charas	85,260	(8)	0.6%
Alan E. Richards	85,260	(8)	0.6%
Stephen Chalk	3,000	(8)	**
Edward C. Miller, Jr.	85,260	(8)	0.6%
Patrick O'Neill	85,260	(8)	0.6%
John L.Vrabel	2,300	(6)	**
All American Properties, Inc.	-	(9)(10)	-%
Officers and Directors as a Group (9 persons)	13,048,007	(7)	87.3%

* Unless otherwise indicated, the address for each stockholder is c/o Able Energy, Inc., 198 Green Pond Road, Rockaway, New Jersey 07866.
** Represents less than 1% of the outstanding common stock.

Notes:
(1)
The number of shares of common stock beneficially owned by each stockholder is determined under rules promulgated by the SEC.  Under these rules, a person is deemed to have “beneficial ownership” of any shares over which that person has or shares voting or investing power, plus any shares that the person has the right to acquire within 60 days, including through the exercise of stock options.  To our knowledge, unless otherwise indicated, all of the persons listed above have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

(2)
The percentage ownership for each stockholder is calculated by dividing (a) the total number of shares beneficially owned by the stockholder on June 30, 2007 by (b) 14,950,947 shares (the number of shares of our common stock outstanding on June 30, 2007), plus any shares that the stockholder has the right to acquire within 60 days after June 30, 2007.

(3)
Includes 12,666,667 shares owned by Properties, of which Mr. Frost disclaims beneficial ownership.  Approximately 85% of the outstanding common stock of Properties is beneficially held by the Chelednik Family Trust.  In addition, pursuant to an agreement between Mr. Frost and the Chelednik Family Trust, Mr. Frost, through Crystal Heights, LLC, an entity controlled by Mr. Frost and his wife, is the beneficial holder of the balance of the outstanding common stock of Properties.  See Note (9) below.

(4)	Includes 5,000 shares owned outright and 30,000 shares, which may be acquired upon the exercise of outstanding stock options.

(5)
Includes 12,666,667 shares of Properties, of which Mr. Nocito disclaims beneficial ownership.  Mr. Nocito is Vice President of Properties, and approximately 85% of the outstanding common stock of Properties, is beneficially held by the Chelednik Family Trust, a trust established by Mr. Nocito and his wife for the benefit of their family members.  See Note (9), below.

(6)	Includes 2,300 shares owned outright.

(7)
Includes 7,300 shares owned by the officers and directors and 54,000 shares, which may be obtained upon the exercise of outstanding options held by the officers and directors.  Also includes 11,666,667 shares owned by Properties of which Messrs. Frost and Nocito disclaim beneficial ownership.  See Note (9) below.

(8)	Shares which may be acquired pursuant to currently exercisable stock options (or options that will become exercisable within sixty (60) days of June 30, 2007).

(9)
Includes 12,666,667 shares owned by Properties.  Approximately 85% of the outstanding common stock of Properties is beneficially held by the Chelednik Family Trust, a trust established by Mr. Nocito and his wife for the benefit of their family members.  In addition, pursuant to an agreement between Mr. Frost and the Chelednik Family Trust, Mr. Frost, through Crystal Heights, LLC an entity controlled by Mr. Frost and his wife, is the beneficial owner of the balance of the outstanding common stock of Properties.

(10)	Gregory D. Frost and All American Properties, Inc. are also beneficial owners of the 12,666,667 shares beneficially owned by Frank Nocito.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth the information regarding the Company’s equity compensation plans as of June 30, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	-0-	Not applicable	-0-
Equity compensation plans approved by security holders (1)	30,000	$2.86	1,833,750
Total	30,000	$2.86	1,833,750

(1) Includes the 1999 Employee Stock Option Plan, the 2000 Stock Bonus Plan, the 2000 Employee Stock Purchase Plan and the 2005 Stock Option Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth hereafter, there have been no material transactions, series of similar transactions or currently proposed transactions during 2006 and 2007, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for its last two completed fiscal years in which any director or executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Business Combination with Properties

We entered into an asset purchase agreement with All American Plazas, Inc., now doing business as All American Properties, Inc. (“Properties”) in June 2005, pursuant to which we agreed to acquire substantially all of Properties assets and assume all liabilities of Properties other than mortgage debt liabilities.  In exchange for these assets, we issued Properties 11,666,667 restricted shares of our common stock.  Our stockholders approved this transaction with Properties at a special meeting held on August 29, 2006, and the transaction closed on May 30, 2007.  The acquisition was completed upon the Company’s issuance of 11.7 million shares of common stock at $1.65 per share for total consideration of $19.3 million.

Properties currently own approximately 85% of our outstanding shares.  Approximately 85% of the outstanding stock of Properties is beneficially held by the Chelednik Family Trust by Mr. Frank Nocito, our Executive Vice- President of Business Development, and his wife, Sharon Chelednik, for the benefit of their family members, including seven children.  Mr. Nocito is also President of Properties.  In addition, pursuant to an agreement between the Chelednik Family Trust and Gregory Frost, one of our directors and our Chief Executive Officer ("CEO") and Chairman, through an entity controlled by him (Crystal Heights, LLC), is also the beneficial holder of the balance of the outstanding common stock of Properties.

Properties Financing

On June 1, 2005, Properties completed a financing that may impact the Company. Pursuant to the terms of the Securities Purchase Agreement (the "Agreement") among Properties and certain purchasers (“Purchasers”), the Purchasers loaned Properties an aggregate of $5,000,000, evidenced by Secured Debentures dated June 1, 2005 (the "Debentures").  The Debentures were due and payable on June 1, 2007, subject to the occurrence of an event of default, with interest payable at the rate per annum equal to LIBOR for the applicable interest period, plus 4% payable on a quarterly basis on April 1st, July 1st, October 1st and January 1st, beginning on the first such date after the date of issuance of the Debentures.  Upon the May 30, 2007 completion of the business combination  with Properties and the Company’s board approving the transfer of the debt that would also require the transfer of additional assets from Properties as consideration for the Company to assume this debt, then the Debentures are convertible into shares of our common stock at a conversion rate of the lesser of (i) the purchase price paid by us for issuance of our restricted common stock for the assets of Properties upon completion of the business combination, or (ii) $3.00, subject to further adjustment as set forth in the agreement.

The loan is secured by real estate property owned by Properties in Pennsylvania and New Hampshire.  Pursuant to the Additional Investment Right (the “AIR Agreement”) among Properties and the Purchasers, the Purchasers may loan Properties up to an additional $5,000,000 of secured convertible debentures on the same terms and conditions as the initial $5,000,000 loan, except that the conversion price will be $4.00.  Pursuant to the Agreement, these Debentures are in default, as Properties did not complete the business combination with the Company prior to the expiration of the 12-month anniversary of the Agreement.

Subsequent to the consummation of the business combination, we may assume the obligations of Properties under the Agreement.  However, the Company’s board of directors must approve the assumption of this debt, which requires that Properties transfer additional assets or consideration for such assumption of debt.  Based upon these criteria, it is highly unlikely the Company will assume the obligations of Properties, including the Debentures and the AIR Agreement, through the execution of a Securities Assumption, Amendment and Issuance Agreement, Registration Rights Agreement, Common Stock Purchase Warrant Agreement and Variable Rate Secured Convertible Debenture Agreement, each between the Purchasers and us (the “Able Energy Transaction Documents”).  Such documents provide that Properties shall cause the real estate collateral to continue to secure the loan, until the earlier of full repayment of the loan upon expiration of the Debentures or conversion by the Purchasers of the Debentures into shares of our common stock at a conversion rate of the lesser of (i) the purchase price paid by us for issuance of our restricted common stock for the assets of Properties upon the completion of the business combination, or (ii) $3.00, (the “Conversion Price”), subject to further adjustment as set forth in the Able Energy Transaction Documents.  However, the Conversion Price with respect to the AIR Agreement shall be $4.00.  In addition, the Purchasers shall have the right to receive five-year warrants to purchase 2,500,000 of our common stock at an exercise price of $3.75 per share.  Pursuant to the Able Energy Transaction Documents, we also have an optional redemption right (which right shall be mandatory upon the occurrence of an event of default) to repurchase all of the Debentures for 125% of the face amount of the Debentures plus all accrued and outstanding interest, as well as a right to repurchase all of the Debentures in the event of the consummation of a new financing in which we sell securities at a purchase price that is below the Conversion Price.  The stockholders of Properties have agreed to escrow a sufficient number of shares to satisfy the conversion of the $5,000,000 in outstanding Debentures in full.  As of the date of this Annual Report, the Company has not assumed any of Properties obligations with respect to the Debentures.

July 27, 2005 Loan to Properties

The Company loaned Properties $1,730,000 as evidenced by a promissory note dated July 27, 2005. As of June 30, 2007, this note is still outstanding with a maturity date of June 15, 2007. The interest income related to this note for the years ended June 30, 2007 and 2006 was $164,350 and $70,575, respectively.  The note and accrued interest receivable in the amount of $1,964,525 have been classified as contra-equity on the Company’s consolidated balance sheet as of June 30, 2007.

Manns Haggerskjold of North America, Ltd. (“Manns”) Agreement

On May 19, 2006, the Company entered into a letter of interest agreement with Manns, for a bridge loan to the Company in the amount of $35,000,000 and a possible loan in the amount of $1.5 million based upon the business combination with Properties ("Manns Agreement"). The terms of the letter of interest provided for the payment of a commitment fee of $750,000, which was non-refundable to cover the due-diligence cost incurred by Manns. On June 23, 2006, the Company advanced to Manns $125,000 toward the Manns Agreement due diligence fee. During the period from July 7, 2006 through November 17, 2006, the Company advanced an additional $590,000 toward the Manns Agreement due diligence fee. The amount outstanding relating to these advances as of June 30, 2007 was $715,000.  As a result of not obtaining the financing (see below), the entire $715,000 was expensed to amortization of deferred financing costs in the twelve month period ended June 30, 2007.

As a result of the Company receiving a Formal Order of Investigation from the SEC on September 7, 2006, the Company and Manns agreed that the commitment to fund being sought under the Manns Agreement would be issued to Properties, since the Company’s stockholders had approved a business combination with Properties and since the collateral for the financing by Manns would be collateralized by real estate owned by Properties. Accordingly, on September 22, 2006, Properties agreed that in the event Manns funds a credit facility to Properties rather than the Company, upon such funds being received by Properties, it will immediately reimburse the Company for all expenses incurred and all fees paid to Manns in connection with the proposed credit facility from Manns to the Company.  On or about February 2, 2007, Properties received a term sheet from UBS Real Estate Investments, Inc. (“UBS”) requested by Manns as co-lender to Properties. Properties rejected the UBS offer as not consistent with the Manns’ commitment of September 14, 2006. Properties subsequently demanded that Manns refund all fees paid to Manns by the Company and Properties. In order to enforce its rights in this regard, Properties has retained legal counsel and commenced an arbitration proceeding against Manns and its principals.  See, “Item 3. Legal Proceedings”. The Company and Properties intend to pursue their remedies against Manns. All recoveries and fees and costs of the litigation will be allocated between the Company and Properties in proportion to the amount of the Manns due diligence fees paid.

Laurus Master Fund Ltd. (“Laurus”) Agreement

On July 5, 2006, the Company received $1,000,000 from Laurus in connection with the issuance of a convertible term note.  Of the proceeds received from Laurus in connection with the issuance of the convertible term note, the Company loaned $905,000 to Properties in exchange for a note receivable.  Properties used such proceeds to pay (i) certain obligations of CCI Group, Inc. (“CCIG”) and its wholly-owned subsidiary, Beach Properties Barbuda Limited (“BPBL”), which owned and operated an exclusive Caribbean resort hotel known as the Beach House located on the island of Barbuda, and (ii) a loan obligation owed by BPBL to Laurus which loan was used by CCIG to acquire the Beach House.  Properties had previously acquired a 70% interest in CCIG pursuant to a Share Exchange Agreement.  The Company received from Laurus a notice of a claim of default dated January 10, 2007.  Laurus claimed default under section 4.1(a) of the Term Note as a result of non-payment of interest and fees in the amount of $8,826 that was due on January 5, 2007, and a default under sections 6.17 and 6.18 of the securities purchase agreement for “failure to use best efforts (i) to cause CCIG to provide Holder on an ongoing basis with evidence that any and all obligations in respect of accounts payable of the project operated by CCIG’s subsidiary, BPBL, have been met; and (ii) cause CCIG to provide within 15 days after the end of each calendar month, unaudited/internal financial statements (balance sheet, statements of income and cash flow) of the Beach House and evidence that BPBL and the Beach House are current in all of their ongoing operational needs”.

The aforementioned interest and fees were paid by the Company on January 11, 2007. Further, the Company has used its best efforts to cause CCIG to provide reports and information to Laurus as provided for in the securities purchase agreement.

In connection with the claim of default, Laurus claimed an acceleration of maturity of the principal amount of the Note of $1,000,000 and approximately $154,000 in default payment (“Default Payment”) as well as accrued interest and fees of approximately $12,000. On March 7, 2007, Laurus notified the Company that it waived the event of default and that Laurus had waived the requirement for the Company to make the Default Payment.

Also, please refer to Note 19 – Related party transactions and Note 22 - Subsequent Events, found in the Notes to the Consolidated Financial Statements for disclosures relating to related parties financing.

Other Transactions

We entered into a two-year consulting agreement with our former CEO, Timothy Harrington, on February 16, 2005, which provides for annual fees to our former CEO of $60,000, paid in equal monthly installments. Harrington was paid $60,000 related to this agreement during the year ended June 30, 2006.  Under this consulting agreement, we also granted to Harrington options immediately exercisable to purchase 100,000 shares of our common stock at $4.00 per share. The former CEO was paid $40,000 related to this agreement during the year ended June 30, 2007.

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

On February 27, 2006 the Company entered into a consulting agreement with Able Income Fund, LLC of which Timothy Harrington (former CEO) is an owner. Consulting expense related to this agreement for fiscal year ended 2007 was $40,000.

In connection with two loans agreements entered into in May 2005, we paid fees of $167,500 to Unison Capital Corporation, which is owned by Frank Nocito, a beneficial stockholder and our Executive Vice President, Business Development. Subsequently, Unison agreed to reimburse the fees to us in monthly installments plus interest at 6% per annum, under a note due on September 29, 2006. The note maturity has been extended to May 2, 2007.  As of June 30, 2007, interest is due in the amount of $21,780 with the principal being due in full on May 2, 2007.  The principal and interest due on these loans was paid in-full on March 12, 2008.

During the year ended June 30, 2006, the Company paid consulting fees amounting to approximately $54,000 to a company owned by Stephen Chalk, a member of our Board of Directors.  No such services were rendered or payments made during the year ended June 30, 2007.

Director Independence

As the Company is not listed on a national exchange it has determined to be guided by the independence requirements of the American Stock Exchange (“AMEX”). The Board of Directors has determined that four of six director, Solange Charas, Edward C. Miller, Jr., Patrick O’Neil and Alan E. Richards, are independent as defined by the listing standards of the AMEX, Section 10A(m)(3) of the Securities Exchange Act of 1934 and the rules and regulations of the Securities and Exchange Commission. In reaching its determination, the Board of Directors reviewed certain categorical independence standards to provide assistance in the determination of director independence. The categorical standards are set forth below and provide that a director will not qualify as an independent director under the Rules of the AMEX if:

•	The Director is, or has been during the last three years, an employee or an officer of the Company or any of its affiliates;

•
The Director has received, or has an immediate family member[1] who has received, during any twelve consecutive months in the last three years any compensation from the Company in excess of $100,000, other than compensation for service on the Board of Directors, compensation to an immediate family member who is an employee other than an executive officer, benefits under a tax-qualified retirement plan or non-discretionary compensation;

•	The Director is a member of the immediate family of an individual who is, or has been in any of the past three years, employed by the Company or any of its affiliates as an executive officer;

•
The Director, or an immediate family member, is a partner in, or controlling shareholder or an executive officer of, any for-profit business organization to which the Company made, or received, payments (other than those arising solely from investments in the Company’s securities) that exceed 5% of the Company’s or business organization’s consolidated gross revenues for that year, or $200,000, whichever is more, in any of the past three years; or

•
The Director, or an immediate family member, is employed as an executive officer of another entity where at any time during the most recent three fiscal years any of the Company’s executives serve on that entity’s compensation committee.

•
The Director, or an immediate family member, is a current partner of the Company’s outside auditors, or was a partner or employee of the Company’s outside auditors who worked on the Company’s audit at any time during the past three years.

___________________________
1           Under these categorical standards “immediate family member” includes a person’s spouse, parents, children, siblings, mother-in-law, father-in-law, brother-in-law, sister-in-law, son-in-law, daughter-in-law and anyone who resides in such person’s home.

The following additional categorical standards were employed by the Board in determining whether a director qualified as independent to serve on the Audit Committee and provide that a director will not qualify if:

•	The Director directly or indirectly accepts any consulting, advisory, or other compensatory fee from the Company or any of its subsidiaries; or

•	The Director is an affiliated person of the Company or any of its subsidiaries

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional services rendered by the independent public accounting firms of Marcum & Kliegman, LLP and Simontacchi & Company, LLP paid for by the Company during the years ended June 30, 2007 and 2006

	For the Year Ended June 30,
	2007	2006
Audit Fees (1)	$618,024	$655,147
Audit-Related Fees (2)	-	-
Tax Fees (3)	4,350	15,000
All Other Fees (4)	22,830	129,302
Total	$645,204	$799,449

(1)
These are fees for professional services performed for the audit of the Company’s annual consolidated financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	These are fees for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements.
(3)	Principally fees for preparation of the Company’s federal and state corporate tax returns.
(4)	Principally fees for SEC inquiries.

The Audit Committee reviews and pre-approves all audit, review or attest engagements of, and non-audit services to be provided by, the independent registered public accounting firm (other than with respect to the de minimis exception permitted by the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated thereunder).  The Audit Committee pre-approved all auditing services and permitted non-audit services rendered by Marcum & Kliegman, LLP and Simontacchi & Company, LLP paid for during the years ended June 30, 2007 and 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

EXHIBITS

The following Exhibits are filed as part of this Report:

Exhibit Number	Description

3.1
Articles of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, SEC File No. Number 333-51909, filed with the Securities and Exchange Commission (“SEC”) on July 15, 1998 (the “1998 Form SB-2”)).

3.2	By-Laws of Registrant (incorporated herein by reference to Exhibit 3.2 to the 1998 Form SB-2).

3.3
Certificate of Amendment to the Certificate of Amendment of Registrant dated May 30, 2007 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 24, 2007, filed with the SEC on May 30, 2007).

4.1
Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.21 to Amendment No. 3 to the Company’s Registration Statement on Form SB-2, SEC File No. Number 333-51909, filed with the SEC on May 17, 1999 (the “Amendment No. 3 to the 1998 Form SB-2”)).

4.2	Able Energy, Inc. 2000 Employee Stock Purchase Plan (incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 30, 2000).

4.3
Able Energy, Inc. 2005 Incentive Stock Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K. dated May 25, 2005, filed with the SEC on June 1, 2005 (the “May 2005 Form 8-K”)).

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

4.10
Form of Secured Debenture, made as of June 1, 2005, by All American Plazas, Inc., Yosemite Development Corp. and Mountainside Development, LLC in favor of the Purchasers named therein (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated June 7, 2005, filed with the SEC on June 10, 2005 (the “June 2005 Form 8-K”)).

4.11	Additional Investment Right (incorporated herein by reference to Exhibit 99.3 to the June 2005 Form 8-K).

4.12	Form of Registration Rights Agreement by and among the Purchasers named therein and the Company (incorporated herein by reference to Exhibit 99.5 to the June 2005 Form 8-K).

4.13	Form of Common Stock Purchase Warrant Agreement (incorporated herein by reference to Exhibit 99.6 to the June 2005 Form 8-K).

4.14	Form of Variable Rate Secured Convertible Debenture made by the Company in favor of the holder thereof (incorporated herein by reference to Exhibit 99.7 to the June 2005 Form 8-K).

4.15	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.2 to the 1998 Form SB-2).

4.16	Able Energy, Inc. 2000 Employee Stock Bonus Plan (incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 30, 2000).

4.17
Form of Variable Rate Convertible Debenture, dated July 12, 2005, made by the Company in favor of the holder thereof (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated July 14, 2005, filed with the SEC on July 15, 2005 (the “July 2005 Form 8-K”)).

4.18
Form of Registration Rights Agreement, dated as of July 12, 2005, by and among the Company and the purchasers signatory thereto (incorporated herein by reference to Exhibit 99.3 to the July 2005 Form 8-K).

4.19	Form of Common Stock Purchase Warrant Agreement (incorporated herein by reference to Exhibit 99.4 to the July 2005 Form 8-K).

4.20
Promissory Note dated July 21, 2005 made by All American Plazas, Inc. in  favor of the Company (incorporated herein by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2005 (the “2005 First Quarter Form 10-Q”).

4.21
Subscription Agreement, dated as of September 30, 2005, between the Company and the holder of a promissory note, dated February 22, 2005, issued to the Subscriber by the Company (incorporated herein by reference to Exhibit 10.7 to the 2005 First Quarter Form 10-Q).

4.22
Form of Secured Debenture, dated January 20, 2006, made by All American in favor of the Purchasers (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated January 20, 2006, filed with the SEC on January 23, 2006 (the “January 2006 Form 8-K”)).

4.23	Form of Additional Investment Right (incorporated herein by reference to Exhibit 99.3 to the January 2006 Form 8-K).

4.24
Promissory Note, dated July 6, 2006, made by All American Plazas, Inc. in favor of the Company (incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K, dated June 30, 2006, filed with the SEC on July 7, 2006 (the “June 2006 Form 8-K”)).

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

4.28
Form of Variable Rate Secured Debenture (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated August 8, 2006, filed with the SEC on August 14, 2006 (the “August 2006 Form 8-K”)).

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

10.2
Form of employment agreement between the Company and Christopher P. Westad (incorporated herein by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form SB-2, SEC File No. Number 333-51909, filed with the SEC on April 15, 1999 (“Amendment No. 2 to the 1998 Form SB-2”).

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

10.7
Employment Agreement with Christopher P. Westad, dated as of July 1, 2004 (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 (the “2004 Form 10-K”)).

10.8	Employment Agreement with John Vrabel, dated as of July 1, 2004 (incorporated herein by reference to Exhibit 10.4 to the 2004 Form 10-K).

10.9
Consulting Agreement, dated as of February 16, 2005, by and between the Company and Timothy Harrington (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated February 16, 2005, filed with the SEC on February 23, 2005).

10.10
Loan and Security Agreement, dated as of May 13, 2005, between the Company, Able Oil Company, Able Energy New York, Inc. Able Oil Melbourne, Inc., Able Energy Terminal, LLC and Able Propane, LLC (as borrowers) and Entrepreneur Growth Capital, LLC (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 (the “2005 Form 10-K”)).

10.11	Promissory Note, dated May 13, 2005, made by the Company in favor of Northfield Savings Bank, (incorporated herein by reference to Exhibit 10.27 to the 2005 Form 10-K).

10.12	Securities Purchase Agreement, by and among All American Plazas, Inc., dated as of June 1, 2005 (incorporated herein by reference to Exhibit 99.1 to the June 2005 Form 8-K).

10.13	Form of Securities Assumption, Amendment and Issuance Agreement by and among the Purchasers named therein and the Company (incorporated herein by reference to Exhibit 99.4 to the June 2005 Form 8-K).

10.14
Stock Purchase Agreement, by and between the Sellers named therein and the Company, dated as of June 16, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 16, 2005, filed with the SEC on June 16, 2005).

10.15	USA Biodiesel, LLC Operating Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 9, 2006, filed with the SEC on August 15, 2006).

10.16	1999 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to the 1998 Form SB-2).

10.17
Asset Purchase Agreement, dated March 1, 2004, by and among the Company, Able Propane Co., LLC, Christopher Westad, and Timothy Harrington, Liberty Propane, L.P. and Action Gas Propane Operations, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 16, 2004, filed with the SEC on March 16, 2004).

10.18	Employment Agreement with Timothy Harrington, dated as of July 1, 2004 (incorporated herein by reference to Exhibit 10.6 to the 2004 Form 10-K).

10.19	Securities Purchase Agreement, dated as of July 12, 2005, among the Company and the purchasers signatory thereto (incorporated herein by reference to Exhibit 99.1 to the July 2005 Form 8-K).

10.20	Employment Agreement, dated as of October 13, 2005, between the Company and Gregory D. Frost (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated October 13, 2005, filed with the SEC on October 19, 2005).

10.21
Amendment Agreement, dated as of November 16, 2005, by and among the Company and the holders signatory thereto (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated November 14, 2005, filed with the SEC on November 18, 2005).

10.22	Securities Purchase Agreement, by and among All American and the Purchasers, dated as of January 20, 2005 (incorporated herein by reference to Exhibit 99.1 to the January 2006 Form 8-K).

10.23
Form of Security Agreement, dated as of January 20, 2006, by and between St. John's Realty Corporation and Lilac Ventures Master Fund, Ltd., as agent for the Secured Parties listed therein (incorporated herein by reference to Exhibit 99.4 to the January 2006 Form 8-K).

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

10.27	Loan Agreement, dated July 5, 2006, by and between the Company and All American Plazas, Inc. (incorporated herein by reference to Exhibit 10.8 to the June 2006 Form 8-K).

10.28	Securities Purchase Agreement, dated as of August 8, 2006, by and among the Company and the Purchasers (incorporated herein by reference to Exhibit 10.1 to the August 2006 Form 8-K).

10.29	Security Agreement, dated as of August 8, 2006, by and among the Company, the Company's subsidiaries and the Purchasers (incorporated herein by reference to Exhibit 10.2 to the August 2006 Form 8-K).

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 17, 2004).

16.1
Letter to SEC from Simontacchi & Company, LLP, dated January 9, 2006 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, dated January 4, 2006, filed with the SEC on January 9, 2006).

16.2
Letter to SEC from Simontacchi & Company, LLP, dated July 26, 2006 (incorporated herein by reference to Exhibit 16.2 to Amendment No. 2 on Form 8-K/A to the Company’s Current Report on Form 8-K, dated January 4, 2006, filed with the SEC July 26, 2006).

21	List of Subsidiaries of Registrant*

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350*

FINANCIAL STATEMENT SCHEDULES

Schedule II-Valuation and Qualifying Accounts
_________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Able Energy, Inc.

Dated: November 13, 2008	By:	/s/ Gregory D. Frost
Gregory D. Frost
Chairman & Chief Executive Officer

By:	/s/ Daniel L. Johnston
Daniel L. Johnston
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gregory D. Frost	Chairman & Chief Executive Officer	November 13, 2008
Gregory D. Frost	(Principal Executive Officer)

/s/ Daniel L. Johnston	Chief Financial Officer	November 13, 2008
Daniel L. Johnston	(Principal Accounting Officer)

/s/ Stephen Chalk	Director	November 14, 2008
Stephen Chalk

/s/ Solange Charas	Director	November 14, 2008
Solange Charas

/s/ Edward C. Miller, Jr.	Director	November 14, 2008
Edward C. Miller, Jr.

/s/ Patrick O'Neill	Director	November 14, 2008
Patrick O'Neill

/s/ Alan E. Richards	Director	November 13, 2008
Alan E. Richards

/s/ Christopher P. Westad	Director	November 14, 2008
Christopher P. Westad

Able Energy, Inc. and Subsidiaries
Schedule II-Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Description

Year ended June 30, 2007
Deferred tax asset valuation allowance	$-	$6,016,369	$(6,016,369)	$-
Allowance for doubtful accounts	$462,086	$455,157	$(172,990)	$744,253

Year ended June 30, 2006
Deferred tax asset valuation allowance	$-	4,544,940	$(4,544,940)	$-
Allowance for doubtful accounts	$238,049	$296,021	$(71,984)	$462,086

Year ended June 30, 2005
Deferred tax asset valuation allowance	$-	2,292,607	$(2,292,607)	$-
Allowance for doubtful accounts	$192,222	$163,663	$(117,836)	$238,049