Form 10-Q
period 2007-09-30
ABLE ENERGY INC
filed 2008-11-17
CIK 1065728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2007

or

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
☐ Yes   ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:  See the definitions of a “large accelerated filer”, “accelerated filer” and “smaller reporting company “ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  14,965,389 as of September 30, 2008

ABLE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q

For the Quarter Ended September 30, 2007

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2007	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,489,395	$3,034,183
Accounts receivable, net of allowance for doubtful accounts of
$738,706 and $744,253, at September 30, 2007 and
June 30, 2007, respectively	5,671,347	5,648,996
Inventories	4,105,312	4,191,790
Notes receivable-current portion	725,000	725,000
Advances to related parties	8,374,496	8,374,496
Prepaid expenses and other current assets	1,997,644	1,169,175

Total Current Assets	24,363,194	23,143,640

Property and equipment, net	7,170,981	7,603,263
Goodwill	11,046,179	11,139,542
Intangible assets, net	6,024,273	5,970,303
Deferred financing costs, net	208,299	225,430
Security deposits	80,818	79,918
Total Assets	$48,893,744	$48,162,096

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$329,321	$481,602
Notes payable, current portion	2,920,339	3,236,168
Capital leases payable, current portion	383,778	376,042
Convertible debentures and notes payable, net of unamortized debt discounts of $1,440,499 and $1,784,233 as of September 30, 2007
and June 30, 2007, respectively	1,608,668	1,348,267
Accounts payable and accrued expenses	21,281,337	17,711,401
Customer pre-purchase payments and unearned revenues	4,928,137	3,615,087

Total Current Liabilities	31,451,580	26,768,567

Notes payable, less current portion	3,594,153	3,632,726
Capital leases payable, less current portion	628,925	729,816
Deferred income taxes	76,000	-

Total Long Term Liabilities	4,299,078	4,362,542

Total Liabilities	35,750,658	31,131,109

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
Preferred Stock; par value $.001, authorized 10,000,000 shares;
issued-none	-	-
Common Stock; $.001 par value; 75,000,000 shares authorized;
at September 30, 2007 and June 30, 2007
14,950,947 shares issued and outstanding
at both September 30, 2007 and June 30, 2007	14,951	14,951
Additional paid in capital	37,840,498	37,840,498
Accumulated deficit	(21,981,169)	(17,671,264)
Notes and loans receivable-related parties	(2,731,194)	(3,153,198)

Total Stockholders' Equity	13,143,086	17,030,987

Total Liabilities and Stockholders' Equity	$48,893,744	$48,162,096

See accompanying notes to condensed consolidated financial statements

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,
	2007	2006

Net Sales	$66,993,371	$12,835,553

Cost of Sales (exclusive of depreciation and amortization
shown separately below)	63,561,115	11,641,623

Gross Profit	3,432,255	1,193,930

Operating Expenses:
Selling, general and administrative	6,504,137	2,287,109
Depreciation and amortization	558,247	171,337

Total Operating Expenses	7,062,384	2,458,446

Loss from Operations	(3,630,129)	(1,264,516)

Other Income (Expenses)
Interest and other income	251,005	148,821
Interest income - related parties	80,385	71,878
Interest expense	(436,133)	(178,421)
Amortization of deferred financing costs	(17,131)	(561,128)
Amortization of debt discounts on convertible debentures
and note payable	(343,734)	(195,909)
Registration rights penalty	(138,168)	(200,600)
Total Other Income (Expenses) Net	(603,776)	(915,359)

Net loss before provision for income taxes	$(4,233,905)	$(2,179,875)

Provision for Income taxes	76,000	-

Net loss	$(4,309,905)	$(2,179,875)

Basic and diluted loss per common share	$(0.29)	$(0.70)

Weighted average number of common shares outstanding-basic and diluted	14,950,947	3,133,731

See accompanying notes to condensed consolidated financial statements

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended September 30,
	2007	2007
Cash flow from operating activities:
Net loss	$(4,309,905)	$(2,179,875)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	558,247	171,337
Provision for bad debts	(5,547)	27,130
Amortization of discounts on convertible debentures and notes payable	343,734	195,909
Amortization of deferred financing costs	17,131	561,128
Accrual of interest income on note receivable and loan-related parties	(69,327)	-
Stock - based compensation	-	17,837
Gain on sale of property and equipment	-	(12,594)
(Increase) decrease in operating assets:
Accounts receivable	(16,804)	209,607
Inventories	86,477	(332,040)
Prepaid expenses and other current assets	(829,675)	(105,426)
Due from broker		(881,173)
Security deposits	(900)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	3,663,299	579,457
Customer pre - purchase payments and unearned revenue	1,313,050	2,574,368
Deferred income taxes	76,000	-
Net cash provided (used) by operating activities	825,780	825,665

Cash flows from investing activities:
Purchases of property and equipment	(178,728)	(243,718)
Advances(repayment) to(from) related parties	491,331	(840,187)
Deferred financing costs		(540,000)
Cash received on sale of property and equipment	-	13,886
Net cash provided by investing activities	312,603	(1,610,019)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(152,281)	(213,824)
Repayment of notes payable	(354,402)	(18,583)
Repayment of capital leases payable	(93,155)	(81,671)
Proceeds from exercise of options	-	54,500
Deferred financing costs	-	(179,798)
Proceeds from sale of convertible debentures and notes payable	-	3,000,000
Repayments of convertible debentures	(83,333)	-
Net cash (used) provided by financing activities	(683,171)	2,560,624

Net increase in cash and cash equivalents	455,212	1,776,270
Cash and cash equivalents at beginning of period	3,034,183	2,144,729
Cash and cash equivalents at end of period	$3,489,395	$3,920,999

Supplemental disclosure of cash flow information:
Cash paid for interest	$436,133	$229,574

Reduction in goodwill since certain liabilities were not assumed by Plazas	$93,363	$-

Reclass of work in progress grouped with property and equipment
to intangible assets	$312,538	$-

See accompanying notes to condensed consolidated financial statements

ABLE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Able Energy, Inc. and Subsidiaries (the "Company") have been prepared in accordance with United States generally accepted accounting principles applicable for interim financial information. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. These condensed consolidated financial statements include the accounts of Able Energy, Inc. and its wholly owned subsidiaries Able Oil Company Inc. (“Able Oil”), Able Energy New York, Inc. (“Able NY”), Able Oil Melbourne, Inc. (inactive, as of February 8, 2008), (“Able Melbourne”), Able Energy Terminal LLC, PriceEnergy.com Franchising LLC (inactive), Able Propane, LLC (inactive), and its majority owned (67.3%) subsidiary, PriceEnergy.com, Inc. (“PriceEnergy”) and All American Plazas, Inc. (“Plazas”).  Able, together with its operating subsidiaries, are hereby also referred to as the “Company”. Financial results are considered to be of an immaterial nature as of September 30, 2007 as they relate to the minority interest portion and therefore are not disclosed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2007.

Since the Company’s business combination with All American Plazas, Inc. (now known as All American Properties, Inc.) on May 30, 2007, the Company is engaged in two primary business activities, organized in two segments; the Oil Segment and the Travel Plaza Segment.

The Company’s Oil Segment, consisting of Able Oil, Able NY, Able Melbourne, Able Energy Terminal, LLC and PriceEnergy, is engaged in the retail distribution of, and the provision of services relating to, #2 home heating oil, propane gas, kerosene and diesel fuels. In addition to selling liquid energy products, the Company offers complete heating, ventilation and air conditioning (“HVAC”) installation and repair and other services and also markets other petroleum products to commercial customers, including on-road and off-road diesel fuel, gasoline and lubricants.  Please refer to Note 18 - Subsequent Events, for disclosure relating to the February 8, 2008 sale of the Able Melbourne assets and liabilities; and the July 22, 2008 sale of 49% of the common stock of Able NY and the Company’s Easton and Horsham, Pennsylvania operations (“Able PA”) and the subsequent rights granted to the Company on October 31, 2008 to repurchase those shares of stock in Able NY and the interest in Able PA.

The Company’s Travel Plaza Segment, operated by Plazas, is engaged in the retail sale of food, merchandise, fuel, personal services, onsite and mobile vehicle repair, services and maintenance to both the professional and leisure driver through a current network of ten travel plazas, located in Pennsylvania, New Jersey, New York and Virginia.

Note 2 - Going Concern, Liquidity and Capital Resources and Management’s Plans

The Company has incurred losses from continuing operations during the quarter ended September 30, 2007 of approximately, $4.3 million resulting in an accumulated deficit balance of approximately $22.0 million as of September 30, 2007.  Net cash provided by operations during the quarter ended September 30, 2007, was approximately $0.8 million.  The Company had a working capital deficiency of $7.1 million.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

On May 30, 2007, the Company completed a business combination with All American Plazas, Inc. now known as All American Properties, Inc. (“Properties”) (See Note 16).  The Company is pursuing sales initiatives, cost savings and credit benefits as contemplated in the business combination including consolidation of business operations where management of the Company deems appropriate for the combined entity. In order to conserve its capital resources and to provide incentives for the Company’s employees and other service vendors, the Company expects to continue to issue, from time to time, common stock and stock options to compensate employees and non-employees for services rendered. The Company is focusing on expanding its distribution programs and new customer relationships to increase demand for its products. In addition, the Company is pursuing other lines of business, which include expansion of its current commercial business into other products and services such as solar energy and other energy related home services. The Company is also evaluating, on a combined basis, all of its product lines for cost reductions, consolidation of facilities and efficiency improvements. There can be no assurance, however, that the Company will be successful in achieving its operational improvements which would enhance its liquidity situation.

The Company has been funding its operations through an asset-based line of credit and other financing facilities.

Through the quarter ended September 30, 2007, the Company has issued notes receivable and loans to other affiliates and to Properties, its largest stockholder, with a balance at September 30, 2007 of approximately $2.7 million, including accrued interest of approximately $0.3 million.  The Company has granted Properties a series of extensions of the maturity of these obligations.  These obligations are recorded as contra equity within these condensed consolidated financial statements.  Included in the balance for the quarter ended September 30, 2007, Properties has offset $0.5 million in rents payable due from the Travel Plaza Segment to Properties.

During June 2007, The Company paid $8.4 of fuel invoices due by Properties on behalf of Properties during the transition of the business combination.  This resulted in an advance to related parties under current assets. As a result of the Company paying these invoices Properties assumed accounts payable for the Company in October 2007 while finalizing aspects of the business combination (see Note 16)

The Company will require some combination of the collection of Properties notes receivable, new financing, restructuring of existing financing, improved receivable collections and/or improved operating results in order to maintain adequate liquidity over the course of the year ending June 30, 2008.   The Company must also bring current each of its Securities and Exchange Commission (“SEC”) filings as part of a plan to raise additional capital.  In addition to the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, the Company must also complete and file its Quarterly Reports on Form 10-Q for the quarters ended December 31, 2007, March 31, 2008 and September 30, 2008 and its Annual Report on Form 10-K for the year ended June 30, 2008.

There can be no assurance that the financing or the cost saving measures as identified above will be satisfactory in addressing the short-term liquidity needs of the Company.  In the event that these plans cannot be effectively realized, there can be no assurance that the Company will be able to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

There were no material changes to Significant Accounting Policies since the filing of our Annual Report on Form 10-K for the year ended June 30, 2007

Note 4 - Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of July 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The application of this statement did not have a material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115", which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 157, Fair Value Measurements. The application of this statement has not had a material impact on the Company’s consolidated financial statements.

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

Note 5 - Net Loss per Share

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

The total common shares available for issuance upon the exercise of stock options and warrants, and conversion of convertible debentures and note payable excluded from comparative diluted loss per share was 7,102,524 and 6,760,346 for the three months ended September 30, 2007 and 2006, respectively.

Note 6 - Inventories

Inventories consisted of the following at:

	September 30,	June 30,
	2007	2007
Oil Segment:
#2 heating oil	$272,735	$327,757
Diesel fuel	43,083	59,086
Kerosene	18,301	10,176
Propane	64,472	15,980
Parts, supplies and equipment	213,412	213,484
Total Oil Segment	$612,003	$626,483

Travel Plaza Segment:
Fuels	$1,199,094	$1,260,653
Non-fuel	2,294,215	2,304,654
Total Travel Plaza Segment	$3,493,309	$3,565,307

Total	$4,105,312	$4,191,790

Note 7 - Notes Receivable

On March 1, 2004, the Company entered into two notes receivable totaling $1.4 million related to the sale of its subsidiary, Able Propane LLC. The notes are secured by substantially all the assets of Able Propane LLC. One note for $500,000 bears interest at a rate of 6% per annum and the other note for $900,000 is non-interest bearing. Principal is payable in annual installments and interest is paid quarterly with the final maturity date of March 1, 2008 for both notes.  The balance outstanding of these two notes as of September 30, 2007, was $725,000. In March 2008, the principal and interest due on the notes was paid in full.

Note 8- Property and Equipment

Property and equipment was comprised of the following:

	September 30, 2007	June 30, 2007
Land	$479,346	$479,346
Buildings	1,674,124	1,674,124
Building improvements	937,193	906,685
Trucks and autos	4,540,011	4,552,651
Machinery and equipment	1,804,071	1,988,777
Office furniture, fixtures and equipment	1,372,415	1,359,242
Fuel tanks	1,009,794	1,008,129
Cylinders – propane	491,859	486,309
	$12,308,813	$12,455,263
Less: accumulated depreciation	(5,137,832)	(4,852,000)
Property and equipment, net	$7,170,981	$7,603,263

At September 30, 2007, the Company had equipment under capital leases with a net book value of approximately $1,346,744, which is included in the above.

Depreciation expense of property and equipment was $301,228, which includes an equipment write off of $15,846 and $148,823 for the three months ended September 30, 2007 and 2006, respectively.

Note 9 – Deferred Financing Costs and Debt Discounts

The Company incurred deferred financing costs in conjunction with the sale of convertible debentures on July 12, 2005, July 5, 2006 and August 8, 2006 (see Note 13), and notes payable on May 13, 2005 (see Note 11),.  These costs were capitalized to deferred financing costs and are being amortized over the term of the related debt.  Amortization of deferred financing costs was $17,131 and $561,128 (this amount includes $540,000 that was reclassified to amortization of deferred financing costs originally presented as part of contra equity since the financing did not occur) for the three month period ended September 30, 2007 and 2006, respectively.

Additionally, in accordance with EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”, the Convertible Debentures issued on July 12, 2005, July 5, 2006 and August 8, 2006 were considered to have a beneficial conversion premium feature. The Company recorded a debt discount of $5,500,000 related to this conversion premium and warrants issued in connection with the financing.  The Company amortized $343,734 and $195,909 of debt discount for the three months ending September 30, 2007, and 2006, respectively.

Note 10 - Line Of Credit

On May 13, 2005, the Company entered into a $1,750,000 line-of-credit agreement (the “Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”). The loan is secured by certain eligible accounts receivable, inventory and certain other assets as defined in the agreement. The line bears interest at Citibank's prime rate, plus 4% per annum (11.25% at September 30, 2007 and 12.25% at June 30, 2007, respectively) not to exceed 24%, with a minimum interest of $9,000 per month. The line also requires an annual facility fee and monthly collateral management fees equal to 2% and 0.025%, respectively. In addition, deposits are not credited to our account until four business days after receipt by EGC.  The balance due as of September 30, 2007 and June 30, 2007 was $329,321 and $481,602, respectively, with an available balance as of September 30, 2007 of $1,420,679.  The Agreement renews annually unless terminated by either party, as provided for in the Agreement.

Note 11 - Notes Payable

On May 13, 2005, the Company entered into a term loan with Northfield Savings Bank for $3,250,000.  Principal and interest are payable in monthly installments of approximately $21,400, commencing on July 1, 2005.  The note is secured by Company owned real property located in Rockaway, New Jersey with a net book value of $866,495 at September 30, 2007 and an assignment of leases and rents at such location. The initial interest rate is 6.25% per annum on the unpaid principal balance for the first five (5) years, to be redetermined every fifth anniversary date (reset date) at 300 basis points over the five (5) year United States Treasury rate, but not lower than the initial rate; at that time the monthly payment will be redetermined. The interest rate on default is 4% per annum, charged at the bank’s option, above the interest rate then in effect.  At the maturity date of June 1, 2030, all amounts owed are due and payable. As of September 30, 2007, the Company was in default of two non-financial covenants under the agreement.  The Company has received a waiver covering all periods in each of the fiscal years ending June 30, 2008 and 2007.  The balance outstanding on this note at September 30, 2007 and June 30, 2007 was $3,119,577 and $3,134,991, respectively.

On December 13, 2006, the Company entered into a five-year note agreement relating to the purchase of the Horsham Franchise in the amount of $345,615.  The interest rate is 7.0% per annum and principal and interest is payable in monthly installments of $6,844 which commenced on January 13, 2007. The balance due on this note at September 30, 2007 and June 30, 2007 was $301,140 and $316,225, respectively.

On January 8, 2007, Plazas entered into an Account Purchase Agreement with Crown Financial (“Crown”) whereby Crown advanced $1,444,775 to Plazas in exchange for certain existing accounts receivables and taking ownership of new accounts originated by Plazas.  Repayment of the loan is to be made from the direct payments to Crown from the accounts it purchased from Plazas and a fee equal to 2.5% of the outstanding advance for the preceding period payable on the 15th and 30th day of each month.  The Crown loan is secured by the mortgages on the real property and improvements thereon owned by Properties known as the Strattanville and Frystown Gables truck stop plazas and a personal guarantee by Frank Nocito an Executive Vice President of the company and through a family trust the largest shareholder of the Company.  Subsequent to the May 2007 closing of the business combination between the Company and Properties, on July 1, 2007 the Account Purchase Agreement between Plazas and Crown Financial was amended and modified from “Eligible Accounts having a 60 day aging” to a “90 day aging that are not reasonably deemed to be doubtful for collections” and the fee of 2.5% payable on the 15th and 30th day of each month has been modified to 1.375%. The Company has assumed this obligation based on the business combination; however, Properties has agreed to continue to secure this financing with the aforementioned mortgages on real property owned by Properties. The balance due on the Crown note at September 30, 2007 and June 30, 2007 was $1,324,775.

The Company has similar credit card financing agreements for the Oil Segment and the Travel Plaza Segment as explained below respectively.

On March 20, 2007, the Company’s Oil Segment entered into a credit card receivable advance agreement with Credit Cash, LLC (“Credit Cash”) whereby Credit Cash agreed to loan the Company $1,200,000. The loan is secured by the Company's existing and future credit card collections.  Terms of the loan call for a repayment of $1,284,000, which includes the one-time finance charge of $84,000, over a seven-month period. This will be accomplished through Credit Cash withholding 18% of credit card collections of Able Oil Company and 10% of credit card collections of PriceEnergy.com, Inc. over the seven-month period which began on March 21, 2007. There are certain provisions in the agreement which allows Credit Cash to increase the withholding, if the amount withheld by Credit Cash over the seven-month period is not sufficient to satisfy the required repayment of $1,284,000. The balance due on this note at September 30, 2007 and June 30, 2007 was $705,831 and $493,521, respectively (see Note 18).

Prior to the business combination between Properties and the Company, Properties entered into a loan agreement with Credit Cash, which was an advance against credit card receivables at the travel plazas then operated by Properties.  As a result of the business combination, this obligation was assumed by the Company’s newly formed, wholly-owned subsidiary, Plazas, as it became the operator of the travel plazas. Credit Cash, while acknowledging the business combination, has continued to obligate both Properties and Plazas in their loan documents as obligors of the loan. On August 31, 2006, Plazas entered into a loan agreement with EGC/Credit Cash, relating to the processing of its credit card transactions, in the initial amount of $1,000,000.  The interest rate is prime plus 3.75%. On July 16, 2007, Credit Cash agreed to extend further credit of $400,000 secured by the credit card receivables at the travel plazas operated by Plazas.  This July 16, 2007 extension of credit agreement was in addition to and supplemented all previous agreements with Credit Cash. Terms of the original loan and extensions called for repayment of $1,010,933 plus accrued interest which will be repaid through Credit Cash withholding 15% of credit card collections from the operations of the truck stop plazas until the loan balance is paid in full. The interest rate is prime plus 3.75% (12% at September 30, 2007). There are certain provisions in the agreement, which allows Credit Cash to increase the withholding, if the amount it is withholding is not sufficient to satisfy the loan in a timely manner. This repayment percentage was increased to 20% in April 2008 due to suspension of diesel sales in several locations due to pricing and cash flow issues.  The 20% was renegotiated in August 2008 down to 12%.  The outstanding balance of the loan as of September 30, 2007 and June 30, 2007 was $620,493 and $1,160,235, respectively (see Note 18).

In addition, the Company has entered into miscellaneous loan agreements with outstanding balances totaling $442,676, as of September 30, 2007.

Maturities on notes payable as of September 30, 2007 are as follows:

For the Period Ending September 30, 2007
Year	Amount
2008	$2,920,339
2009	281,275
2010	256,114
2011	199,199
2012	102,565
Thereafter	2,755,000
Total	$6,514,492
Less current	2,920,339
Net, long-term	$3,594,153

Note 12 - Capital Leases Payable

The Company has entered into various capital leases for equipment expiring through January 2012, with current aggregate monthly payments of approximately $38,000.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2007:

For the Period Ending September 30, 2007
Year	Amount
2008	$454,812
2009	338,354
2010	196,158
2011	131,059
2012	34,898
Total Minimum Lease Payments	$1,155,281
Less amount representing interest (ranging from 8 - 12%)	142,578
Present value of net minimum lease payments	1,012,703
Less Current portion	383,778
Net long term minimum lease payments	$628,925

Note 13 - Convertible Debentures and Convertible Notes Payable

On July 12, 2005, the Company consummated a financing in the amount of $2,500,000 through the sale of Variable Rate Convertibles Debentures (the "Convertible Debentures"). As of September 30, 2007, the convertible debt outstanding on the Convertible Debentures was $132,500.  Amortization of debt discounts on this convertible note payable amounted to approximately $7,700 and $179,000 for the three month period ended September 30, 2007and September 30, 2006 respectively. The debt discount associated with this was fully amortized as of September 30, 2007.

On July 5, 2006, the Company closed a Securities Purchase Agreement entered into on June 30, 2006 whereby it sold a $1.0 million convertible term note, due June 30, 2009, to Laurus Master Fund, Ltd. ("Laurus") and issued a 5 year warrant for 160,000 shares of the Company’s common stock Amortization of debt discounts on this convertible note payable amounted to approximately $84,000 and $80,000 for the three month period ended September 30, 2007 and September 30, 2006 respectively, and the unamortized portion was approximately $586,000 as of September 30, 2007.

On August 6, 2006, the Company issued $2,000,000 of convertible debentures to certain investors, due on August 8, 2008 and issued 5 year warrants to purchase 672,667 shares of the Company’s common stock.  Amortization of debt discount on these convertible debentures was approximately $252,000 and 100,000 for the three month period ended September 30, 2007 and September 30, 2006, respectively and the unamortized portion was approximately $855, 000 at September 30, 2007.

As of September 30, 2007, the Company’s future debt discount to be amortized was:

Year	Amount
2008	$1,001,834
2009	438,665
2010	-

Total	$1,440,499

Note 14-Stockholders’ Equity

For The Quarter Ended September 30, 2007
	Common Stock		Additional Paid-in	Accumulated	Notes and Loans Receivable -	Total Stockholders'
	Shares	Amount	Capital	Deficit	Related Parties	Equity
Balance June 30, 2007	14,950,947	$14,951	$37,840,498	$(17,671,264)	$(3,153,198)	$17,030,987

Reduction in notes receivable from related parties
for reimbursement of certain fees	-	-	-	-	491,331	491,331
Increase in notes receivable
for accrued interest	-	-	-	-	(69,327)	(69,327)

Net loss	-	-	-	(4,309,905)	-	(4,309,905)

Balance September 30, 2007	14,950,947	$14,951	$37,840,498	$(21,981,169)	$(2,731,194)	$13,143,086

Stock Options

A summary of the Company's stock option activity and related information for the three month period ended September 30, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding June 30, 2007	400,040	$2.74
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding September 30, 2007	400,040	$2.74

During the three month period ended September 30, 2007, no options or warrants were issued or exercised.

The following is a summary of stock options outstanding and exercisable at September 30, 2007 by exercise price range:

Exercise Price Range	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Intrinsic Value
$2.55 - $ 4.36	30,000	1.5	$2.86	$101,675
$8.09 - $ 8.32	49,000	3.6	8.20	-
$1.90	321,040	10.0	1.90	536,137
Totals	400,040	8.6	$2.74	$637,812

Equity Plans

The Able Energy, Inc.’s 1999 Employee Stock Option Plan, as amended, permits stock option awards up to 700,000 shares of the Company's common stock to be granted to directors, employees and consultants of the Company.  This plan states that unless otherwise determined by the Board of Directors, an option shall be exercisable for ten years after the date on which it was granted.  Vesting terms are set by the Board of Directors.  There are 84,250 options remaining available for issuance under this plan at September 30, 2007.

The Able Energy, Inc. 2000 Employee Stock Purchase Plan, which was approved by the stockholders on June 23, 2000, permits stock option awards up to 350,000 shares of the Company's common stock to be granted to employees of the Company. There are 350,000 shares remaining available for issuance under this plan at September 30, 2007.

The Able Energy, Inc. 2000 Stock Bonus Plan, which was approved by the stockholders on June 23, 2000, permits restricted stock awards up to 350,000 shares of the Company's common stock to be granted to directors, employees and consultants of the Company. There are 338,000 shares remaining available for issuance under this plan at September 30, 2007.

The Able Energy, Inc. 2005 Incentive Stock Plan, which was approved by the stockholders on May 25, 2005, permits stock option, common stock, and restricted common stock purchase offer awards of up to 1,000,000 shares of the Company's common stock to be granted to directors, employees and consultants of the Company.  There are 678,960 shares remaining available for issuance under this plan at September 30, 2007.

Warrants

A summary of the Company’s stock warrant activity, and related information for the quarter ended September 30, 2007 is as follows:

	Number of Warrants	Weighted Average Exercise Price

Outstanding June 30, 2007	6,164,976	$7.20

Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding September 30, 2007	6,164,976	$7.20

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

Voluntary NASDAQ Delisting

On October 4, 2006, the Company announced its intention to voluntarily delist the Company's common stock from the NASDAQ Capital Market, effective as of the start of trading on October 13, 2006. The Company's common stock is currently quoted on the Pink Sheets. The management of the Company has indicated that the Company will seek to have its common stock quoted on the OTC Bulletin Board as soon as it qualifies for listing following the filing of this Quarterly Report on Form 10-Q, the December 31, 2007 Quarterly Report on Form 10-Q, the March 31, 2008 Quarterly Report on Form 10-Q, the September 30, 2008 Quarterly Report on Form 10-Q  and the June 30, 2008 Annual Report on Form 10-K for the year ended June 30, 2008.

Note 15 - Commitments and Contingencies

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

Operating Leases

The Company is obligated under certain property and equipment non-cancelable operating lease agreements.  The rental properties include a lease of the Company’s headquarters in Rockaway, New Jersey, office space in New York City, office space in Easton, Pennsylvania and eleven full service travel plaza facilities located in Pennsylvania, New York, New Jersey and Virginia. The Oil Segment leases expire at various dates through May, 2010 while ten of the eleven Travel Plaza Segment leases expire on September 30, 2009 and one with two separate leases each expiring on January 1, 2011 and February 28, 2009.  The lease expiring in 2009 has five year renewable options through 2028.  Rent expense was $1,846,419 for the period ended September 30, 2007.  The ten Travel Plaza Segment leases that expire on September 30, 2009 automatically renew for consecutive one year terms for up to ten years from the initial lease, upon the mutual consent of both parties.  Properties has waived the percentage rent amounts and percentage increase in the base lease amount. The base amount of the leases will remain fixed at the initial year amount unless both parties agree to an increase or decrease in the base amount.  It is anticipated that the leases will be renewed for annual periods through at least June 30, 2017. The Company also acquired a ten year option to acquire any of the travel plaza real estate owned by Properties, providing that the Company assume all existing debt obligations related to the applicable properties.  The option has been valued at $5.0 million and is exercisable as long as the Plaza’s leases relating to the applicable real estate remain in effect.  Please refer to Note 18 – Subsequent Events, for disclosure relating to the sublease of certain of the travel plaza facilities.

Purchase Commitments

The Company’s Oil Segment is obligated to purchase #2 heating oil under various contracts with its suppliers. As of September 30, 2007 total open commitments under these contracts are approximately $5.2 million and expire on various dates through the end of August 2008.  The Company’s Travel Plaza Segment has no open commitments for purchases.

Major Vendors

The Company’s Oil Segment purchases fuel supplies on the spot market. During the period ended September 30, 2007, the Oil Segment satisfied its inventory requirements through seven different suppliers, the majority of which have significant domestic fuel sources, and many of which have been suppliers to us for over five years.

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

Management believes it has adequate insurance coverage to cover material legal settlements, if any, and material litigation expenses.  Management does not believe that legal accruals are required at September 30, 2007, and none have been recorded.  The Company has been involved in non-material lawsuits in the normal course of business. These matters are handled by the Company’s insurance carrier.  The Company believes that the outcome of the above mentioned legal matters will not have a material effect on the Company’s consolidated financial statements.

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

The parties have selected an Arbitrator and are presently engaged in discovery.  The parties have exchanged documents and the depositions of the parties have commenced and are scheduled to be concluded by the end of October, 2008.  The hearing of the parties’ claims is scheduled to commence before the Arbitrator on December 8, 2008.

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

On July 29 and 30, 2008, the Company’s CEO, Mr. Frost and the Company’s Executive Vice-President, Business Development, Mr. Nocito, were deposed by the SEC.  The Company has been advised by its SEC counsel, who also attended the depositions that it believes the primary focus of the investigation is for the Company to complete its outstanding, delinquent SEC filings in order to obtain filing compliance.  Please refer to Note 18 – Subsequent Events for disclosure relating to other legal proceedings involving the Company.

Note 16 - Related Party Transactions

Axis Consulting

On August 27, 2007 the Company’s subsidiary, PriceEnergy.com, Inc., entered into a service agreement with Axis Consulting Services, LLC. The agreement calls for Axis Consulting to develop marketing plan (phase 1) and manage (phase 2) “The Energy Store” (an e-commerce retail sales portal for energy products and services). During phase 1, the terms are $2,750 per month and once phase 2 commences an amount of $5,600 per month. This agreement ends on December 31, 2008.  Axis Consulting’s President (Joe Nocito) has a direct relationship as the son of the Company’s Executive Vice-President Frank Nocito.

PriceEnergy.com

As of September 30, 2007 a total of four current officers, a former officer and a related party of the Company own 32.7% of the common stock of the subsidiary, PriceEnergy.com, which was incorporated in November 1999. The Company holds the remaining shares of PriceEnergy.com.

Acquisition of Assets of Properties

At September 30, 2007, Properties owns approximately 83% of the Company’s outstanding common stock.  Approximately 85.0% of the common stock of Properties is owned by the Chelednik Family Trust, a trust established by Mr. Nocito, an officer of the Company and his wife for the benefit of their family.   The balance of the outstanding common stock of Properties is owned by a limited liability company owned by Gregory D. Frost, the Chief Executive Officer and Chairman of the Board of Directors of the Company.

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

In consideration for the loan, Properties has granted the Company an option, (the “Option") exercisable in the Company's sole discretion, to acquire 80% of the CCIG stock Properties acquired from CCIG pursuant to the Share Exchange Agreement. In addition, in the event that the Company exercises the Option, 80% of the outstanding principal amount of the Properties note will be cancelled and shall be deemed fully paid and satisfied. The remaining principal balance of the Properties note and all outstanding and accrued interest on the loan shall be due and payable one year from the exercise of the Option. The Option must be exercised in whole and not in part and the Option expires on July 5, 2008. The Company did not exercise the Option prior to its expiration.  In the event the Company does not exercise the Option, the Properties note shall be due in two years, on July 6, 2008, unless the Company has issued a declaration of intent not to exercise the Option, in which case the Properties note shall be due one year from such declaration. The Company has determined, that given the lack of liquidity in the shares of CCIG and the lack of information in regard to the financial condition of CCIG, that this option has no value and has not been recorded by the Company.

The Company loaned Properties $1,730,000 as evidenced by a promissory note dated July 27, 2005. As of September 30, 2007, this note was still outstanding with an original maturity date of June 15, 2007. The interest income related to this note for the period ended September 30, 2007 was $53,112.  The note and accrued interest receivable in the amount of $1,601,099 have been classified as contra-equity on the Company’s consolidated balance sheet as of September 30, 2007. As of September 30, 2007, the balance of this note and accrued interest has been offset by $416,937 in rents payable by Plazas to Properties pursuant to the leases for the travel plazas.

The Company receives rent from Properties for office space occupied by Properties in the Company’s New York City offices.  The Company has reduced gross rent expense included in sales, general and administrative expenses in the condensed consolidated statements of operations in the amount of $28,510 for the quarter ended September 30, 2007.  The amount of $102,904 at September 30, 2007 for the accrued balance due was reduced by an offset of rents payable from Plazas to Properties pursuant to the lease for the travel plazas.

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

Subsequent to the consummation of the business combination, we may assume the obligations of Properties under the Agreement.  However, the Company’s board of directors must approve the assumption of this debt which requires that Properties transfer additional assets or consideration for such assumption of debt.  Based upon these criteria, it is highly unlikely the Company will assume the obligations of Properties, including the Debentures and the AIR Agreement, through the execution of a Securities Assumption, Amendment and Issuance Agreement, Registration Rights Agreement, Common Stock Purchase Warrant Agreement and Variable Rate Secured Convertible Debenture Agreement, each between the Purchasers and us (the “Able Energy Transaction Documents”).  Such documents provide that Properties shall cause the real estate collateral to continue to secure the loan, until the earlier of full repayment of the loan upon expiration of the Debentures or conversion by the Purchasers of the Debentures into shares of our common stock at a conversion rate of the lesser of (i) the  price of the restricted common stock of Able issued to Properties for the purchase of Properties’ assets in connection with the closing of the Company’s business combination with Properties , or (ii) $3.00, (the “Conversion Price”), subject to further adjustment as set forth in the Able Energy Transaction Documents.  However, the Conversion Price with respect to the AIR Agreement shall be $4.00.  In addition, the Purchasers shall have the right to receive five-year warrants to purchase 2,500,000 of our common stock at an exercise price of $3.75 per share.  Pursuant to the Able Energy Transaction Documents, we also have an optional redemption right (which right shall be mandatory upon the occurrence of an event of default) to repurchase all of the Debentures for 125% of the face amount of the Debentures plus all accrued and outstanding interest, as well as a right to repurchase all of the Debentures in the event of the consummation of a new financing in which we sell securities at a purchase price that is below the Conversion Price.  The stockholders of Properties have agreed to escrow a sufficient number of shares to satisfy the conversion of the $5,000,000 in outstanding Debentures in full.

During the period June 1, 2007 through June 30, 2007, Plazas made $8,374,496 in payments to its fuel supplier, TransMontaigne Product Services, Inc. (“TransMontaigne”) on behalf of Properties during the transition of the acquisition.  These payments were not made from any capital infusion or advance made by Plazas, but rather from revenues from the ongoing operations of the Travel Plazas. These payments were included in the advance to related party receivable balance at June 30, 2007 (See Note 18). The offset of this receivable occurred in October in conjunction with the note agreement of October 5, 2007, amended and restated on November 30, 2007.

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

As a result of the Company receiving a Formal Order of Private Investigation from the SEC on September 22, 2006, the Company and Manns agreed that the commitment to fund being sought under the Manns Agreement would be issued to Properties, since the Company’s stockholders had approved a business combination with Properties and since the collateral for the financing by Manns would be collateralized by real estate owned by Properties. Accordingly, on September 22, 2006, Properties agreed that in the event Manns funds a credit facility to Properties rather than the Company, upon such funds being received by Properties, it will immediately reimburse the Company for all expenses incurred and all fees paid to Manns in connection with the proposed credit facility from Manns to the Company.  On or about February 2, 2007, Properties received a term sheet from UBS Real Estate Investments, Inc. (“UBS”) requested by Manns as co-lender to Properties. Properties rejected the UBS offer as not consistent with the Manns’ commitment of September 14, 2006. Properties subsequently demanded that Manns refund all fees paid to Manns by Able and Properties. In order to enforce its rights in this regard, Properties has retained legal counsel and commenced an arbitration proceeding against Manns and its principals. The Company and Properties intend to pursue their remedies against Manns. All recoveries and fees and costs of the litigation will be allocated between the Company and Properties in proportion to the amount of the Manns due diligence fees paid

Note Receivable-Related Parties

In connection with two loans entered into by the Company in May 2005, fees in the amount of $167,500 were paid to Unison Capital Corporation (“Unison”), a company controlled by Mr. Nocito, an officer of the Company. This individual also has a related-party interest in Properties.  Subsequent to the payments being made and based on discussions with Unison, it was determined the $167,500 was an inappropriate payment and Unison agreed to reimburse this amount to the Company over a twelve month period beginning in October 2005. As of September 30, 2007 no payments were made and this note was still outstanding.  The Company extended the maturity date of the note to January 15, 2008, which was further extended to March 15, 2008.  The note has been personally guaranteed by Mr. Nocito.  The interest of $24,313 has been accrued through September 30, 2007.  This note and accrued interest was paid in full during the third quarter of fiscal year 2008.

Note 17 - Segment reporting

Since the Company’s business combination with All American Plazas, Inc. on May 30, 2007, the Company is engaged in two primary business activities, organized in two reporting segments; the Oil Segment and the Travel Plaza Segment.  The Company’s senior management manages the businesses and the expected long-term financial performance of each segment.  The accounting policies of the segments are the same. There are no intersegment sales for any of the periods presented below.

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

The Company’s Travel Plaza Segment, consisting of Plazas, is engaged in the retail sale of food, merchandise, fuel, personal services, onsite and mobile vehicle repair, services and maintenance to both the professional and leisure driver through a current network of ten travel plazas, located in Pennsylvania, New Jersey, New York and Virginia.

The following unaudited proforma statements of operations represent consolidated results of operations of the Company had the acquisition of Plazas and Able Oil Montgomery, Inc. occurred for the proceeding fiscal year, summarized as follows:

(Unaudited)	For the three months ending
September 30, 2006

Net revenue	$67,619,455
Net loss	$(5,209,791)
Basic and diluted (loss) per share	$(0.35)

The following is the segment reporting for entities in existence at September 30, 2007 and comparisons to September 30, 2006 and June 30, 2007:

	Quarter Ended September 30,
	2007	2006
Revenues

Oil Segment:
#2 heating oil	$5,152,566	$6,107,271
Gasoline, diesel fuel, kerosene, propane & other lubricants	4,466,692	6,111,720
Equipment, sales & installation	583,624	616,562

Total Oil Segment	$10,202,881	$12,835,553

Travel Plaza Segment:
Fuels	$48,652,531	$-
Non-Fuels	8,137,958	-

Total Travel Plaza Segment	$56,790,489	$-

Total revenues	$66,993,371	$12,835,553

Depreciation & amortization
Oil Segment	$242,208	$171,337
Travel Plaza Segment	316,038	-

Total depreciation and amortization	$558,247	$171,337

Interest Expense
Oil Segment	$218,978	$178,421
Travel Plaza Segment	217,154	-

Total interest expense	$436,133	$178,421

Segment Loss
Oil Segment	$(2,236,089)	$(2,179,875)
Travel Plaza Segment	(2,073,816)	-

Total segment loss	$(4,309,905)	$(2,179,875)

	September 30	June 30
	2007	2007

Inventories
Oil Segment:
#2 heating oil	$272,735	$327,757
Diesel fuel	43,083	59,086
Kerosene	18,301	10,176
Propane	64,472	15,980
Parts, supplies and equipment	213,412	213,484

Total Oil Segment	$612,003	$626,483

Travel Plaza Segment:
Fuels	$1,199,094	$1,260,653
Non-fuel	2,294,215	2,304,654

Total Travel Plaza Segment	3,493,309	3,565,307

Inventory	$4,105,312	$4,191,790

Goodwill
Oil Segment	$-	$-
Travel Plaza Segment	11,046,179	11,139,542

Total goodwill	$11,046,179	$11,139,542

All Other Assets
Oil Segment	$11,565,516	$11,176,463
Travel Plaza Segment	22,176,737	21,654,301

Total all other assets	$33,742,253	$32,830,764

Total Assets
Oil Segment	$12,177,519	$11,802,946
Travel Plaza Segment	36,716,224	36,359,150

Total assets	$48,893,744	$48,162,096

The Company did not have any operations outside the United States of America.  Accordingly, all revenues were generated from domestic transactions, and the Company has no long-lived assets outside the United States of America.  The Company has recorded a deferred income tax liability at September 30, 2007 of $76,000 pertaining to the temporary difference in amortization of goodwill and intangibles for book and tax purposes

Note 18 - Subsequent Events

Line of Credit

On December 28, 2007 and February 11, 2008 the Company received over advances in the amount of $250,000 on both dates on its line of credit with Entrepreneur Growth Capital, LLC. Terms on the over advance were thirty days each.

Credit Card Receivable Financing

The Company has similar credit card financing agreements for the Oil Segment and the Travel Plaza Segment as discussed in Note 10 of the financials and explained below respectively

On November 7, 2007, January 18, 2008, February 14, 2008, April 11, 2008 ,August 14, 2008 and November 5, 2008, the Oil Segment of the Company and its subsidiary, PriceEnergy.com, refinanced their loans with Credit Cash, in the amounts of $1,100,000, $500,000, $500,000, $800,000 ,$500,000 and $250,000, respectively. The outstanding Credit Cash loans to the Oil Segment of the Company as of September 30, 2008, were $522,999.

Prior to the business combination between Properties and the Company, Properties entered into a loan agreement with Credit Cash, which was an advance against credit card receivables at the truck stop plazas then operated by Properties.  As a result of the business combination, this obligation was assumed by the Company’s newly formed, wholly-owned subsidiary, Plazas as it became the operator of the truck stop plazas. Credit Cash, while acknowledging the business combination, has continued to obligate both Properties and Plazas in their loan documents as obligors of the loan. On July 16, 2007, Credit Cash agreed to extend further credit of $400,000 secured by the credit card receivables at the travel plazas operated by Plazas. This July 16, 2007 extension of credit agreement was in addition to and supplemented all previous agreements with Credit Cash. Terms of the original loan and extensions called for repayment of $1,010,933 plus accrued interest which will be repaid through Credit Cash withholding 15% of credit card collections from the operations of the travel plazas until the loan balance is paid in full. The interest rate is prime plus 3.75% (12% at September 30, 2007). There are certain provisions in the agreement which allows Credit Cash to increase the withholding, if the amount it is withholding is not sufficient to satisfy the loan in a timely manner. On November 2, 2007, January 18, 2008 and again on August 14, 2008, Credit Cash again agreed to extend an additional credit on the travel plaza receivables in the amount of $1,100,000, $600,000 and $900,000, respectively. Terms of the agreement are the same as the prior July 16, 2007 financing except the current repayment percentage is 12%.  The outstanding balance of this loan for the Travel Plaza Segment as of September 30, 2008 was $784,954

Related Party Transactions

Subsequent to September 30, 2007, related party receivables from Properties were reduced by approximately $1.8 million.  This reduction occurred from offsets of rent owed to Properties by the Company’s wholly-owned subsidiary, Plazas, in connection with its leasing of the real property underlying the travel plazas operated from October 2007 through June 2008 in the amount of approximately $0.5 million, and from cash payments made by Properties in the amount of $1.3 million resulting from refinancing and settlements by Properties in December, 2007, January, 2008 and March, 2008.

From June 1, 2007 through June 30, 2007, during the post-closing period of the business combination between the Company and Properties, Plazas made $8,374,496 in payments to its fuel supplier, TransMontaigne, on behalf of Properties.  These payments were not made from any capital infusion or advances made by Plazas, but rather were generated from revenues from the ongoing operations of the Travel Plaza Segment. These payments were included in the advances to related parties balance of $8,374,496 at September 30, 2007 and June 30, 2007. On October 5, 2007, Plazas along with Properties entered into an agreement with TransMontaigne to provide for the continued supply of fuel for the travel plazas, to extend a credit facility of $2.0 million to Plazas to purchase fuel on a pre-paid basis and for Properties to provide certain real property as collateral for its outstanding obligation to TransMontaigne for its fuel purchases prior to the closing of the business combination. As a result of this agreement, certain outstanding trade payables owed by Plazas to TransMontaigne for fuel purchased after the closing of the business combination, as well as payments made by Plazas during that time period for obligations to TransMontaigne owed by Properties for fuel purchases prior to the closing, were reclassified as obligations of Properties. This reclassification correspondingly reduced Plazas obligations to TransMontaigne by the amount of the payments it had made to TransMontaigne during the period from June 1, 2007 through June 30, 2007 on behalf of Properties referred to above. Thereafter, on November 30, 2007, the parties amended their agreement and entered into an Amended and Restated Note Agreement (the “Agreement”), which reduced Plazas’ line of credit for the purchase of fuel on a cash delivery basis to $1,550,000. This reduced line of credit was evidenced by a promissory note (the “Note”) in that amount. The Note does not accrue interest until November 15, 2009 at which point, if the Note is not paid, it accrues interest at 8% per annum. In addition to Plazas’ obligation to TransMontaigne pursuant to the Note, as of November 30, 2007, Plazas owed TransMontaigne the sum of $1.6 million in trade payables for additional fuel it purchased from TransMontaigne after the closing of the business combination. Any payment of these trade payables will correspondingly reduce Properties obligations to TransMontaigne under the Agreement. As part of the Agreement, Properties also made a note to TransMontaigne in an amount, which in accordance with the reclassification, included the payments made by Plazas to TransMontaigne on behalf of Properties during the post-closing transition period. Collateral for the Note and Properties’ obligations to TransMontaigne under the Agreement are certain real property owned by Properties. The Company and Properties are currently in the process of renegotiating the terms of the Agreement.

Fuel Financing

On October 17, 2007, the Company entered into a loan agreement with S&S NY Holdings, Inc. (“S&S”) for $500,000 to purchase #2 heating fuel. The term of the agreement is for 90 days with an option to refinance at the end of the 90 day period for an additional 90 days. The repayment of the principal amount will be $0.10 cents per gallon of fuel sold to the Company’s customers excluding pre-purchase gallons. An additional $0.075 per gallon will be paid as interest. The agreement also provides that in each 30 day period the interest amount can be no less than $37,500.00.  As of January 17, 2008, the Company had repaid $100,000 and exercised its right to refinance the amount until March 31, 2008.  The Company has provided for repayment of this loan in exchange for granting S&S a 49% interest in Able Energy NY, Inc., a wholly owned subsidiary of the Company, and a 90% interest in the Company’s Easton and Horsham, PA operations ("Able PA"). Thereafter, on October 31, 2008, the Company was granted the right to repurchase S&S's interests in Able NY and Able PA.  See, “S&S Settlement Agreement” and "Amendment to the S&S Settlement Agreement", below.

On October 5, 2007, Properties reclassified all outstanding trade payables with TransMontaigne to a note payable in the amount of $15.0 million.  Interest at the rate of 8% is being accrued on all past due amounts as of October 5, 2007.  In addition, an amount of $1,550,000.00 was added to the note to begin a prepaid purchase program whereby Plazas will prepay for its fuel prior to delivery.  Repayment of this note is to commence on or about March 15, 2008 with a 25-year amortization schedule with a maturity of November 15, 2009. If a threshold payment is made on or before March 15, 2008 and before August 15, 2008 (after initial 25-year amortization begins) in the amount of $3.0 million then a new 25-year amortization schedule will commence effective July 31, 2009 and mature on March 31, 2011.  Collateral on this note are certain properties owned by Properties. The Company is currently in the process of renegotiating the terms of this agreement.

On December 20, 2007, the Company entered in to a second loan agreement with S&S for $500,000 to purchase #2 heating fuel.  The term of the agreement is through March 31, 2008.  The repayment of principle is not due until the maturity date.  An additional $0.075 per gallon will be paid as interest. The agreement also provides that in each 30-day period the interest amount can be no less than $37,500.  The Company has also provided for repayment of this loan in exchange for granting S&S a 49% interest in Able Energy NY, Inc., a wholly owned subsidiary of the Company, and a 90% interest in the Company’s Easton and Horsham, PA operations ("Able PA"). Thereafter, on October 31, 2008, the Company was granted the right to repurchase S&S's interests in Able NY and Able PA.  See, “S&S Settlement Agreement” and "Amendment to the S&S Settlement Agreement", below.

On February 25, 2008, the Company increased an existing credit line by executing a Fuel Purchase Loan (“FPL”) agreement with EGC.  The increase, in the amount of $0.5 million, is a further extension of credit under an existing May 13, 2005 agreement between the Company and EGC (the “Loan Agreement”) (See Note 11).  In addition to the general terms of the Loan Agreement, under the repayment terms of the FPL, EGC will reduce the loan amount outstanding by applying specific amounts from the Company’s availability under the Loan Agreement.  These amounts start at $2,500 per business day, commencing March 1, 2008, gradually increasing to $10,000 per business day on June 1, 2008 and thereafter until the FPL is paid in full.  In further consideration for making the FPL, commencing February 22, 2008, EGC shall be entitled to receive a revenue share of four cents ($0.04) per gallon of fuel purchased with the FPL funds, subject to a $5,000 per week minimum during the first seven weeks of the program.

On May 8, 2008, Plazas entered into a Fuel Supply Agreement (“FSA”) with Atlantis Petroleum, LLC (“Atlantis”).  The FSA provides that for a term of three years, Atlantis will be the sole and exclusive diesel fuel supplier to eight (8) of the travel plazas operated by Plazas located in Pennsylvania. The price per gallon of the diesel fuel supplied by Atlantis provides Plazas with a favorable wholesale rate. The price per gallon is based upon the delivery of a full transport truckload of product. All prices charged by Atlantis are subject to the provisions of applicable law. It is estimated that pursuant to the FSA, Atlantis will supply at least 44,000,000 gallons of diesel fuel for the first year and increase thereafter as Plazas increases its market share.

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

On September 17, 2008 an action was commenced in the Common Court of Pleas in Northumberland County, Pennsylvania against Plazas by SCC3, LLC. The action arises out of a note (the “Note”) made by Milton Properties, Inc. (“Milton”), the owner of the real property (the “Property”) underlying the Milton travel plaza which is leased to, and operated by, Plazas, to Silar Special Opportunities Fund, L.P.(“Silar”) and a mortgage (the “Mortgage”) granted by Milton to Silar on the Property to secure the Note. Silar subsequently assigned the Note and Mortgage to the plaintiff, SCC3, LLC.  As further security for Milton’s obligations under the Note, Milton assigned to Silar its lease with Plazas for the Property and the rents therefor (the “Assignment of Leases and Rent”). The lease (the “Lease”) for the property expires in 2013.  Silar also assigned its rights under the Assignment of Leases and Rents to the plaintiff.  The complaint alleges that Milton is in default of its obligations under the Note and Mortgage. As a result, plaintiff alleges that it has exercised its rights under the Assignment of Lease and Rents and revoked Milton’s right to collect rent for the Property. The plaintiff further alleges that Plazas is in default of its obligations under the Lease and that pursuant to the Assignment of Lease and Rents plaintiff has the right to enforce the Lease and declare all rent for the remainder of the term of the Lease to be due and payable. Plaintiff is seeking damages in the amount of $17,855,024 representing the balance of rent due under the term of the Lease.  Plazas has filed an answer denying the allegations of the complaint. Plazas intends to make vigorously defend this action and will make a motion to dismiss the complaint.

On October 7, 2008 a complaint was filed in the United States District Court for the Western District of Texas by Petro Franchise Systems, LLC and TA Operating LLC, (collectively the “Plaintiffs”), against Properties, Plazas and The Chelednik Family Trust (the “Trust”), (collectively the “Defendants”). The complaint seeks monetary damages and injunctive relief arising out of Properties’ and Plazas’ alleged breach of Petro franchise agreements for the Petro travel centers located in Breezewood and Milton, Pennsylvania and the Trust’s guaranty of the Milton franchise agreement.  Plaintiffs are seeking damages in the amounts of $149,851 and $154,585 for the alleged breach of the Breezewood and Milton franchise agreements, respectively. In addition, the complaint is requesting damages for violations of the Lanham Act, including the continued purported improper use by Properties and Plazas of the registered Petro trademarks and the dilution of those trademarks; unfair competition and unjust enrichment; trademark infringement under Texas state law; and, conversion. As of the date of this Report, the complaint has not been served upon the defendants.

Engagement of Consultant

On January 11, 2008, the Company executed a consulting agreement with Hammond Associates, LLC to provide consulting services in connection with satisfying the Company’s SEC reporting requirements.  On April 30, 2008, the Company issued 14,442 restricted shares of its common stock, $0.001 par value, as partial consideration for services provided by the consultant.

Sale of Able Melbourne Assets

On February 8, 2008 (the "Closing Date"), the Company and Able Melbourne executed an Asset Purchase Agreement (“APA”) with Able Oil of Brevard, Inc. (“Able Brevard”), a Florida corporation, owned by a former employee of Able Melbourne.  For consideration in the amount of $375,000, the APA provided for the sale to Able Brevard of all of the tangible and intangible assets (excluding corporate books and records), liabilities and lease obligations of Able Melbourne, as is, on the Closing Date.

Closure of Strattanville Travel Plaza

One of the Travel Plazas Segments facilities, Strattanville, Pennsylvania, was shut-down in April, 2008 due to unprofitable operations at that site.  Management is exploring business opportunities relating to this site.

Doswell Sale Agreement

On May 12, 2008, the Company entered into a sale agreement with T.S.O, Inc. (“TSO”) for the sale of the Company’s assets located at its leased Doswell, VA travel plaza.  In exchange for total consideration to the Company of approximately $0.4 million, the Company has agreed to transfer to TSO title to all tangible and intangible assets (excluding corporate records) and liabilities relating to the operations of the Doswell, VA travel plaza.  TSO has until October 12, 2008 to obtain and deliver a firm commitment letter for the purchase price.  During the period July 12, 2008 through the closing of the purchase, TSO is obligated to pay the Company rent in the amount of $75,000 per month. By letter dated November 6, 2008, the owner of the real property underlying the Doswell Travel Plaza sent a notice to TSO terminating the contract of sale.

Lease of Newton Facility

On July 14, 2008, the Company executed a triple net lease agreement with North Jersey Oil, Inc. (North Jersey) for the use of the Company’s idled Newton, NJ fuel terminal facility. The term of the lease is for thirty years.  Upon execution, the lease agreement provides for a $250,000 cash payment to the Company and the receipt of a $250,000 Tenant’s Promissory Note (together, the “Basic Rent”). The note provides for interest at 8% and twelve monthly payments.  Payments are to commence on the date that North Jersey receives all of the necessary permits to conduct its operations at the Newton site.  If within six months of the execution date of the lease agreement North Jersey is unable to secure the necessary operating permits or during the same time North Jersey is advised that its applications for the necessary operating permits have been denied, the Company will be obligated to return the Basic Rent to North Jersey and terminate the lease agreement.  The lease agreement also provides both the Company and North Jersey with storage and throughput rights at their respective terminals at a cost to the user of $0.05 per gallon.  In addition, North Jersey is obligated to provide the Company with an initial six-month, $0.5 million fuel purchase credit facility at a cost to the Company of $0.02 per gallon financed.  The lease agreement also provides North Jersey with a $1.00 purchase option which North Jersey can exercise upon payment in full, in cash, of all the Basic Rent

S&S Settlement Agreement

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

The Company has a ninety-day buy-out option expiring on October 20, 2008, under which the Company can reacquire the above noted interests in Able NY and Easton and Horsham operations for the sum of $1.1 million.

PriceEnergy.com, Inc.

On September 22, 2008, the Company was granted additional shares of common stock of its majority owned subsidiary, Price Energy.com, Inc., in exchange for satisfaction of $3.8 million of debt owed to the Company, increasing its ownership interest in Price Energy to 92%.

Change in Officers

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

Amendment To the S&S Settlement Agreement

On October 31, 2008, the Company and S&S NY Holdings, Inc. entered into an agreement amending (the “Amendment”) the Settlement Agreement. The Amendment provides that the Company has the right to repurchase S&S’s interest in Able PA for the sum of $548,909.75 payable $250,000 upon the signing of the Amendment and the balance ten business days thereafter. In the event that the balance is not paid within the time period specified, S&S shall retain the initial payment of $250,000 and its interest in Able PA.  The Amendment further provides that the Company may repurchase S&S’s 49% interest in Able NY for the sum of $550,000 payable $150,000 within thirty days after the repurchase of Able Pa; commencing thirty days after such payment, eight (8) equal monthly installments each in the amount of $30,000; and the balance of $160,000 to be made thirty days after the final monthly installment is paid. S&S shall retain its interest in Able NY as security for such payments. However, as long as Able is not in default of such payments, S&S shall have no rights whatsoever with respect to its shares of stock in Able NY, including, but not limited to any distribution of any revenues, profits or net profits of Able NY.  In the event that Able defaults in making such payments and fails to timely cure such default, S&S shall retain full ownership with all attendant shareholder rights thereto of its shares of stock in Able NY, provided, however, S&S’s ownership percentage of Able NY will be reduced by the percentage of payments made to Able NY prior to the default as applied to the total purchase price for S&S’s interest in Able NY. The Amendment also cancelled the Consulting Agreement which was to be entered into pursuant to the terms of the Settlement Agreement between Able NY and S&S in exchange for a payment of $60,000 to be made at the time the final payment is due for payment of the Able NY shares.

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

OVERVIEW

Able Energy, Inc. (“Able”) was incorporated on March 13, 1997, in the state of Delaware. Its current wholly-owned subsidiaries are Able Oil Company Inc. (“Able Oil”), Able Energy New York, Inc. (“Able NY”), Able Oil Melbourne, Inc. (inactive, as of February 8, 2008), (“Able Melbourne”), Able Energy Terminal LLC, PriceEnergy.com Franchising LLC (inactive), Able Propane, LLC (inactive), and its majority owned (67.3%) subsidiary, PriceEnergy.com, Inc. (“PriceEnergy”) and All American Plazas, Inc. (“Plazas”).  Able, together with its operating subsidiaries, are hereby also referred to as the Company.

Since the Company’s business combination with All American Plazas, Inc. now known as All American Properties, Inc. (“Properties”) on May 30, 2007, the Company is engaged in two primary business activities, organized in two Segments; the Oil Segment and the Travel Plaza Segment.

The Company’s Oil Segment, consisting of Able Oil, Able NY, Able Melbourne, Able Energy Terminal, LLC and PriceEnergy, is engaged in the retail distribution of, and the provision of services relating to, #2 home heating oil, propane gas, kerosene and diesel fuels. In addition to selling liquid energy products, the Company offers complete heating, ventilation and air conditioning (“HVAC”) installation and repair and other services and also markets other petroleum products to commercial customers, including on-road and off-road diesel fuel, gasoline and lubricants.  Please refer to Note 18 - Subsequent Events, for disclosure relating to the February 8, 2008 sale of the Able Melbourne assets and liabilities; and the July 22, 2008 sale of 49% of the common stock of Able NY and the Company’s Easton and Horsham, Pennsylvania operations (“Able PA”) and the subsequent rights granted to the Company on October 31, 2008 to repurchase those shares of stock in Able NY and the interest in Able PA.

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

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 3 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.  The condensed consolidated financial statements are prepared in accordance with United States generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Income Taxes

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. Significant judgment is required in determining the income tax expense provision. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company assesses the likelihood of our deferred tax assets being recovered from future taxable income. The Company then provides a valuation allowance for deferred tax assets when the Company does not consider realization of such assets to be more likely than not. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance. Any decrease in the valuation allowance could have a material impact on net income in the quarter in which such determination is made.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of July 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The application of this statement has not had a material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115", which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 157, Fair Value Measurements. The application of this statement has not had a material impact on the Company’s consolidated financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared To Three Months Ended September 30, 2006

During the quarter ended September 30, 2007, the Company’s total revenues were $67.0 million.  The $54.2 million increase in revenue was primarily due to the business combination with All American Plazas, Inc. on May 30, 2007. The Company is engaged in two primary business activities, organized in two segments; the Oil Segment and the Travel Plaza Segment.

Oil Segment

Net sales for the quarter ended September 30, 2007 were $10.2 million versus $12.8 million in the same period last year, a decrease of $2.6 million, or 20.3%. The decrease was attributed to a $1.0 million, or 15.7%, decrease in #2 Heating Oil sales, due primarily to an increase in the price the Oil Segment paid for the heating oil and the loss of the Oil Segment contract with the BJ Wholesale Club. The Oil Segment also had a $1.6 million, or 26.9%, related decrease in other fuel sales reflecting the loss of some of the Oil Segment’s commercial fuel customers. While the Oil Segment has initiated efforts to recover and/or replace the lost commercial fuel customers and its former net sales, there is no assurance that the Oil Segment will be successful in our efforts.

Gross profit decreased $0.6 million and gross profit margin percent for the quarter ended September 30, 2007 decreased to 5.5% from 9.9% last year. The decrease in gross profit margin percent was the result of increased fuel costs that we were not able to pass on to our customers.

Selling, general and administrative expense for the quarter ended September 30, 2007 decreased by $0.4 million, or 16.9%, compared to the same period in the prior year. This is predominately related to a decrease in our audit and legal fees in the current three month period.

Total other expenses decreased to a net expense of $0.7 million in the quarter ended September 30, 2007 from $0.9 million last year. The change was primarily related to a $0.4 million decrease in financing costs related to the prior year amortization of debt discounts on convertible debenture and notes payable, along with a decrease in other income of $0.2 million

As a result of the above noted performance for the quarter ended September 30, 2007, net loss remained flat at $2.2 million.

Travel Plaza Segment

Net sales for the quarter ended September 30, 2007 were $56.8 million, reflecting the Plaza Segment first full quarter of consolidated reporting of the Travel Plaza Segment, acquired May 30, 2007.

Gross profit for the period was $2.9 million.

Selling, general and administrative expense for the quarter ended September 30, 2007 was approximately $4.6 million.

Total other income resulted in approximately $51,000.

Net loss of the Travel Plaza Segment was $2.1 million for this three month period.

No comparable information for the Travel Plaza Segment exists for the prior fiscal period ended September 30, 2006 since the transaction with All American Plazas, Inc., now known as All American Properties, Inc., was not closed during that period and therefore, the Company was not engaged in the travel plaza business during that period.

LIQUIDITY AND CAPITAL RESOURCES

The quarter ended September 30, 2007 was the first full quarter after the closing of the Company’s business combination with Properties and the operation of its new Travel Plaza Segment. During this period the Company spent a substantial amount of time and effort reviewing the combined Company’s administrative expenses in an attempt to consolidate and streamline its operations to reduce its overall expenses and overhead. In particular, the Company focused on eliminating employee staffing and expenses that were common to both its Oil and Travel Plaza Segments. The goal was to increase the Company’s liquidity by eliminating duplicative costs and expenses. The attempt to streamline the operations of the combined Company and reduce expenses is an ongoing effort and will take some time to complete. The Company will continue to review its administrative expenses and consolidate and eliminate where it is thought to be efficient to do so.

The Oil Segment had a net loss of $2.2 million for the three month period ended September 30, 2007 and ended the period with a working capital deficiency of $6.6 million. The $3.0 million increase in working capital deficiency since June 30, 2007 is directly related to an increase in customer prepurchase liability and the partial use of these prepaid dollars to fund operations during the three month period ending September 30, 2007 which, due to the seasonal nature of the Oil Segment’s business, is historically that Segment’s least productive period of the year.  The Oil Segment continued to draw on its credit line during the quarter.  The Company intends to seek new financing for its Oil Segment to increase profitability and improve liquidity, as well as, investigate possible areas into which it may be able to expand its business.

The Travel Plaza Segment had a net loss of $2.1 million for the three month period ended September 30, 2007 and ended the period with a working capital deficiency of $0.5 million.   The Company addressed the Travel Plaza Segments liquidity needs by securing additional funds by increasing the amount of its credit card receivable financing and changes in the terms on its financing agreement with Crown Financial, LLC.

The Company overall had a net loss of $4.3 million for the three month period ended September 30, 2007, and provided cash from operations of $0.8  million for the three month period ended September 30, 2007.

The Company overall had a working capital deficiency of $7.1 million at September 30, 2007 compared to a working capital deficiency of $3.6 million at June 30, 2007. The increase in the working capital deficiency of $3.5 million was primarily due to an increase in the Company’s trade payables and customer prepurchase liability.

As of September 30, 2007, the Company had a cash balance of $3.5 million and $1.4 million of available borrowings through its credit line facility, potentially offset by $4.7 million in obligations for funds received in advance under the pre-purchase fuel program.

These factors raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

In addition, to the consolidation of the Company’s combined business as outlined above, in a further effort to increase its liquidity, the Company is pursuing other lines of business, which include expansion of its current commercial business into other products and services such as solar energy and other energy related home services. The Company is also evaluating all of its business segments for cost reductions and efficiency improvements. However, there can be no assurance that we will be successful in our efforts to enhance our liquidity situation.

The Company will also pursue opportunities to procure an overall fuel supply program that encompasses both operating segments of its business to enable better profitability for both Segments. The Company also intends to aggressively pursue potential expansion into new market areas for both Segments.

The Company will also evaluate within each Segment of operations those areas that are more productive than others and either restructure, lease, sell or discontinue selected operations of our businesses until a better use of our assets is available or economic conditions allow for continued expansion.

In order to conserve its capital resources as well as to provide an incentive for the Company’s employees and other service vendors, the Company will continue to issue, from time to time, common stock and stock options to compensate employees and non-employees for services rendered. The Company is also focusing on its Oil Segment by expanding distribution programs and developing new customer relationships to increase demand for its products. The Travel Plaza Segment is looking to reduce costs internally and seek out more attractive fuel purchase arrangements along with reviewing its pricing philosophy to its customers.

Subsequent to September 30, 2007, the Company executed numerous financing agreements, sold certain assets and engaged in other activities to enhance its liquidity (See, Note 18 to Financial Statements, “Subsequent Events”).

The Company must also bring current each of its SEC filings as part of a plan to raise additional capital. In addition to the filing of this Form 10-Q for the quarter ended September 30, 2007, the Company must also complete and file its Reports on Form 10-Q for the quarters ended December 31, 2007, March 31, 2008, September 30, 2008 and its Annual Report on Form 10-K for the year ended June 30, 2008.  Achieving filing compliance is critical to the financial health of the Company since it will permit the Company to raise funds for equity investments which would replace debt.  The Company has been working diligently toward this goal but has been slowed by factors discussed throughout this Report including a change in its Independent Auditors which has caused the Company substantial delay in filing its Reports.

The Company has also been waiting to receive the final report from the SEC with respect to its Formal Order of Private Investigation. While the Company has no reason to believe there will be a negative finding by the SEC, until the issuance of the SEC’s final report, this will continue to have an adverse impact on the Company’s ability to raise new capital even if the Company achieves filing compliance

There can be no assurance that the financing or the cost saving measures or the anticipated plans of the Company as identified above will be satisfactory in addressing the short-term liquidity needs of the Company. In the event that these plans cannot be effectively realized, there can be no assurance that the Company will be able to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is obligated to purchase # 2 Heating Oil under various contracts with its suppliers. As of September 30, 2007, total open commitments under these contracts were approximately $5.2 million and expire on various dates through the end of August 2008.

Exchange Rate, Interest Rate and Supply Risks

The Company has no exchange rate risks as we conduct 100% of our operations in the United States of America, and we conduct our transactions in US dollars.  The Company is exposed to extensive market risk in the areas of fuel cost, availability and related financing and interest cost.  Increases in our borrowing rates, as small as 100 basis points, could significantly increase our losses and hinder our ability to purchase our fuels for resale.  The slightest disruption in the fuel supply chain could also significantly increase our losses and hinder our ability to purchase our fuels for resale.  The Company has no protection against interest rate risk or supply disruptions.  Other than the above noted futures contracts, the Company does not engage in any other sort of hedging activity and holds no investments securities at September 30, 2007.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer and several other members of the Company's senior management at September 30, 2007. Based on this evaluation, and as noted below, the Company's Chief Executive Officer and Acting Chief Financial Officer concluded that as of  September 30, 2007, the Company's disclosure controls and procedures were not effective, for the reasons discussed below, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the Reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Acting Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company identified a weakness during the preparation of the September 30, 2006 Form 10-Q. The weakness related to the Company’s loss of its then Chief Financial Officer and the appointment of an Acting Chief Financial Officer.  As a result of the SEC’s Formal Order of Private Investigation and the subpoenas issued in connection therewith and the change of the Company’s auditors, the Company became delinquent in filing its SEC reports.  During the preparation of the September 30, 2006 Form 10-Q, the Company retained independent consultants with experience in public company disclosure requirements to assist the Chief Executive Officer and the acting Chief Financial Officer in their respective duties during the review, preparation and disclosures required in SEC rules and regulations.

Changes in Disclosure Controls and Procedures

A new Chief Financial Officer was appointed as of September 24, 2007 and the Company continues to engage independent consultants with experience in public company disclosure requirements to assist such officers in their respective duties during the review, preparation and disclosures required in SEC rules and regulations.   The Company believes that its appointment of its new Chief Financial Officer, along with the continued retention of independent consultants, will result in its disclosure controls and procedures being sufficiently effective to insure that the Company will become compliant with its SEC reporting requirements.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

The parties have selected an Arbitrator and are presently engaged in discovery.  The parties have exchanged documents and the depositions of the parties have commenced and are scheduled to be concluded in November, 2008.  The hearing of the parties’ claims is scheduled to commence before the Arbitrator on December 8, 2008.

SEC Formal Order of Private Investigation

On August 31, 2007, the Company was served with a second subpoena duces tecum (the “Second Subpoena”) from the SEC pursuant to the Formal Order of Investigation issued by the SEC on September 7, 2006. The Company continues to gather, review and produce documents to the SEC and is cooperating fully with the SEC in complying with the Second Subpoena. As of the date of this Report, the Company has produced and will, if required, continue to produce responsive documents and intends to continue cooperating with the SEC in connection with the investigation.  On May 13, 2008, the Company received correspondence from the SEC requesting the Company respond, in writing, to eleven questions proffered by the SEC staff.  The Company provided its responses to the eleven questions to the SEC on May 21, 2008.  The responsive correspondence was signed by the Company’s outside SEC counsel, Buchanan Ingersoll & Rooney, PC, after it was reviewed by the Company’s senior management, as well as the Company’s outside financial consultant and the Company’s auditors.

On July 29 and 30, 2008, the Company’s CEO, Mr. Frost and the Company’s Executive Vice-President, Business Development, Mr. Nocito, were deposed by the SEC.  The Company has been advised by its SEC counsel, who also attended the depositions that it believes the primary focus of the investigation is for the Company to complete its outstanding, delinquent SEC filings in order to obtain filing compliance.

ITEM 1A. RISK FACTORS

There were no material changes in risk factors from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Consulting Agreement

On August 27, 2007 the Company’s subsidiary, PriceEnergy.com, Inc., entered into a service agreement with Axis Consulting Services, LLC. The agreement calls for Axis Consulting to develop marketing plan (phase 1) and manage (phase 2) “The Energy Store” (an e-commerce retail sales portal for energy products and services). During phase 1, the terms are $2,750 per month and once phase 2 commences an amount of $5,600 per month. This agreement ends on December 31, 2008.  Axis Consulting’s President (Joe Nocito) has a direct relationship as the son of the Company’s Executive Vice-President Frank Nocito.

ITEM 6. EXHIBITS

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

4.18
Form of Registration Rights Agreement, dated as of July 12, 2005, by and among the Company and the purchaser’s signatory thereto (incorporated herein by reference to Exhibit 99.3 to the July 2005 Form 8-K).

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

4.29	Registration Rights Agreement, dated as of August 8, 2006, by and among the Company and the Purchasers named therein (incorporated herein by reference to Exhibit 4.2 to the August 2006 Form 8-K).

4.30	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.3 to the August 2006 Form 8-K).

10.1	Lease of Company's Facility at 344 Route 46, Rockaway, New Jersey (incorporated herein by reference to Exhibit 10.3 to the 1998 Form SB-2).

10.2	Franchise Agreement, dated December 31, 1998, between the Company and Andrew Schmidt (incorporated herein by reference to Exhibit 10.19 to Amendment No. 2 to the 1998 Form SB-2).

10.3	Stock Purchase Agreement, dated as of December 31, 1998, between the Company and Andrew Schmidt (incorporated herein by reference to Exhibit 10.20 to Amendment No. 2 to the 1998 Form SB-2).

10.4	Pledge and Security Agreement, dated December 31, 1998, between the Company and Andrew Schmidt (incorporated herein by reference to Exhibit 10.21 to Amendment No. 2 to the 1998 Form SB-2).

10.5	9.5% Promissory Note, dated December 31, 1998, made by Andrew Schmidt in favor of the Company (incorporated herein by reference to Exhibit 10.22 to Amendment No. 2 to the 1998 Form SB-2).

10.6
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

10.7	Promissory Note, dated May 13, 2005, made by the Company in favor of Northfield Savings Bank, (incorporated herein by reference to Exhibit 10.27 to the 2005 Form 10-K).

10.8	Securities Purchase Agreement, by and among All American Plazas, Inc., dated as of June 1, 2005 (incorporated herein by reference to Exhibit 99.1 to the June 2005 Form 8-K).

10.9	Form of Securities Assumption, Amendment and Issuance Agreement by and among the Purchasers named therein and the Company (incorporated herein by reference to Exhibit 99.4 to the June 2005 Form 8-K).

10.10
Stock Purchase Agreement, by and between the Sellers named therein and the Company, dated as of June 16, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 16, 2005, filed with the SEC on June 16, 2005).

10.11	1999 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to the 1998 Form SB-2).

10.12
Asset Purchase Agreement, dated March 1, 2004, by and among the Company, Able Propane Co., LLC, Christopher Westad, and Timothy Harrington, Liberty Propane, L.P. and Action Gas Propane Operations, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 16, 2004, filed with the SEC on March 16, 2004).

10.13
Asset Purchase Agreement between the Company and All American Plazas, Inc dated as of June 16, 2005 ( incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 28, 2006).

10.14	Securities Purchase Agreement, dated as of July 12, 2005, among the Company and the purchaser’s signatory thereto (incorporated herein by reference to Exhibit 99.1 to the July 2005 Form 8-K).

10.15
Employment Agreement, dated as of October 13, 2005, between the Company and Gregory D. Frost (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated October 13, 2005, filed with the SEC on October 19, 2005).

10.16
Amendment Agreement, dated as of November 16, 2005, by and among the Company and the holders signatory thereto (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated November 14, 2005, filed with the SEC on November 18, 2005).

10.17	Securities Purchase Agreement, by and among All American and the Purchasers, dated as of January 20, 2005 (incorporated herein by reference to Exhibit 99.1 to the January 2006 Form 8-K).

10.18
Form of Security Agreement, dated as of January 20, 2006, by and between St. John's Realty Corporation and Lilac Ventures Master Fund, Ltd., as agent for the Secured Parties listed therein (incorporated herein by reference to Exhibit 99.4 to the January 2006 Form 8-K).

10.19
Loan Agreement, dated as of January 20, 2006, by and between All American Plazas, Inc., St. John's Realty Corporation, Lilac Master Ventures Fund, Ltd. and the Purchasers listed there (incorporated herein by reference to Exhibit 99.5 to the January 2006 Form 8-K).

10.20	Securities Purchase Agreement between Able Energy, Inc. and Laurus Master Fund, Ltd. dated June 30, 2006 (incorporated herein by reference to Exhibit 10.1 to the June 2006 Form 8-K).

10.21
Subsidiary Guaranty dated June 30, 2006 of Able Oil Co., Able Propane Co, LLC, Able Energy New York, Inc., Abel Oil Melbourne, Inc., Able Energy Terminal, Inc., Priceenergy.com, Inc. and Priceenergy.com and Franchising, LLC (incorporated herein by reference to Exhibit 10.5 to the June 2006 Form 8-K).

10.22	Loan Agreement, dated July 5, 2006, by and between the Company and All American Plazas, Inc. (incorporated herein by reference to Exhibit 10.8 to the June 2006 Form 8-K).

10.23	Securities Purchase Agreement, dated as of August 8, 2006, by and among the Company and the Purchasers (incorporated herein by reference to Exhibit 10.1 to the August 2006 Form 8-K).

10.24	Security Agreement, dated as of August 8, 2006, by and among the Company, the Company's subsidiaries and the Purchasers (incorporated herein by reference to Exhibit 10.2 to the August 2006 Form 8-K).

10.25	Account Purchase Agreement between All American Plazas, Inc. and Crown Financial, LLC dated January 8, 2007*

10.26	Account Purchase Agreement Modification between All American Plazas, Inc. and Crown Financial, LLC, dated June 29, 2007 effective July 1, 2007.*

10.27	Credit Card Receivables Purchase Agreement between All American Plazas, Inc. and Credit Cash, LLC dated July 16, 2007.*

10.28	Consulting Agreement between PriceEnergy.com, Inc. and Axis Consulting Services dated August 27, 2007.*

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Able Energy, Inc.

By:	/s/ Gregory Frost
Gregory Frost
Chief Executive Officer

By:	/s/ Daniel L. Johnston
Daniel L. Johnston
Chief Financial Officer

November 13, 2008