Form 10-Q
period 2007-12-31
ABLE ENERGY INC
filed 2008-11-17
CIK 1065728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2007

or

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

ABLE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q

For the Three and Six Months Ended December 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2007	2007
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$1,915,978	$3,034,183
Accounts receivable, net of allowance for doubtful accounts of
$878,904 and $744,253, at December 31, 2007 and
June 30, 2007, respectively	6,489,015	5,648,996
Due from broker	1,202	-
Inventories	4,040,162	4,191,790
Notes receivable - current portion	725,000	725,000
Advances to related parties		8,374,496
Prepaid expenses and other current assets	3,313,864	1,169,175

Total Current Assets	16,485,221	23,143,640

Property and equipment, net	6,967,137	7,603,263
Goodwill	11,046,179	11,139,542
Intangible assets, net	5,859,964	5,970,303
Deferred financing costs, net	191,995	225,430
Security deposits	80,818	79,918
Total Assets	$40,631,314	$48,162,096

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$379,496	$481,602
Notes payable, current portion	5,253,732	3,236,168
Capital leases payable, current portion	381,593	376,042
Convertible debentures and notes payable, net of unamortized debt discounts of $1,104,118 and $1,784,233 as of December 31, 2007
and June 30, 2007, respectively	1,861,715	1,348,267
Accounts payable and accrued expenses	13,319,882	17,711,401
Customer pre-purchase payments and unearned revenue	3,762,568	3,615,087

Total Current Liabilities	24,958,986	26,768,567

Notes payable, less current portion	3,523,743	3,632,726
Capital leases payable, less current portion	537,184	729,816
Deferred income taxes	133,000

Total Long Term Liabilities	4,193,927	4,362,542

Total Liabilities	29,152,913	31,131,109

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
Preferred Stock; par value $.001, authorized 10,000,000 shares;
issued - none		-
Common Stock; $.001 par value; 75,000,000 shares authorized;
at December 31, 2007 and June 30, 2007, respectively
14,950,947 shares issued and outstanding
at December 31, 2007 and June 30, 2007, respectively	14,951	14,951
Additional paid in capital	37,840,499	37,840,498
Accumulated deficit	(24,449,663)	(17,671,264)
Notes and loans receivable - related parties	(1,927,386)	(3,153,198)

Total Stockholders' Equity	11,478,401	17,030,987

Total Liabilities and Stockholders' Equity	$40,631,314	$48,162,096

See accompanying notes to condensed consolidated financial statements

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended December 31,		For the Three Months Ended December 31,
	2007	2006	2007	2006

Net Sales	$145,013,746	$32,101,569	$78,020,375	$19,266,016

Cost of Sales (exclusive of depreciation and amortization
shown separately below)	136,241,214	29,184,442	72,680,098	17,542,824

Gross Profit	8,772,532	2,917,127	5,340,277	1,723,192

Operating Expenses:
Selling, general and administrative	13,079,512	4,868,130	6,575,372	2,579,347
Depreciation and amortization	1,014,968	325,291	456,721	153,954

Total Operating Expenses	14,094,480	5,193,421	7,032,094	2,733,301

Loss from Operations	(5,321,948)	(2,276,294)	(1,691,816)	(1,010,109)

Other Income (Expenses)
Interest and other income	375,209	305,104	124,201	156,282
Interest income - related parties	152,725	142,031	72,341	70,153
Interest expense	(977,890)	(388,029)	(541,757)	(211,276)
Amortization of deferred financing costs	(33,435)	(763,890)	(16,304)	(202,762)
Amortization of debt discounts on convertible debentures
and note payable	(680,115)	(470,194)	(336,381)	(274,285)
Registration rights penalty	(159,945)	(366,000)	(21,777)	(165,400)
Total Other Income (Expenses), Net	(1,323,450)	(1,540,978)	(719,677)	(627,288)

Net loss before provision for income taxes	(6,645,398)	(3,817,272)	(2,411,493)	(1,637,397)

Provision for Income Taxes	133,000		57,000

Net loss	$(6,778,398)	$(3,817,272)	$(2,468,493)	$(1,637,397)

Basic and diluted loss per common share	$(0.45)	$(1.22)	$(0.17)	$(0.52)

Weighted average number of common shares outstanding-basic and diluted	14,950,947	3,137,577	14,950,947	3,141,423

See accompanying notes to condensed consolidated financial statements

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	December 31,
	2007	2006
	(unaudited)
Cash flow from operating activities:
Net loss	$(6,778,398)	$(3,817,272)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	1,014,968	325,291
Provision for bad debts	134,651	54,226
Amortization of discounts on convertible debentures and notes payable	680,115	470,194
Amortization of deferred financing costs	33,435	763,890
Accrual of interest income on note receivable and loan-related parties	(141,671)	(121,798)
Stock - based compensation	-	123,843
Gain on sale of property and equipment	-	(12,593)
(Increase) decrease in operating assets:
Accounts receivable	(974,670)	(13,225)
Due from broker		(509,198)
Inventories	151,627	(1,419,446)
Receivables from related party		(297,059)
Prepaid expenses and other current assets	(2,147,833)	41,423
Security deposits	(900)	5,000
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	4,076,339	1,206,144
Customer pre - purchase payments and unearned revenue	147,480	1,789,215
Deferred income taxes	133,000	-
Net cash used in operating activities	(3,671,857)	(1,411,365)

Cash flows from investing activities:
Purchases of property and equipment	(266,555)	(472,909)
Cash acquired in purchase of Horsham Franchise, net of $128,000 cash paid	-	109,539
Advances(repayments) to(from) related parties	1,367,480	(1,494,998)
Collection of notes receivable	-	(96,946)
Cash received on sale of property and equipment	-	13,886
Net cash provided by (used in) investing activities	1,100,925	(1,941,428)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(102,106)	(231,836)
Proceeds from notes payable	4,750,000	-
Repayment of notes payable	(2,841,419)	(3,835)
Repayment of capital leases payable	(187,081)	(164,969)
Proceeds from exercise of options	-	54,500
Deferred financing costs	-	(179,798)
Proceeds from sale of convertible debentures and notes payable	-	3,000,000
Repayments of convertible debentures	(166,667)	-
Net cash provided by financing activities	1,452,727	2,474,062

Net decrease in cash and cash equivalents	(1,118,205)	(878,731)
Cash and cash equivalents at beginning of period	3,034,183	2,144,729
Cash and cash equivalents at end of period	$1,915,978	$1,265,998

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,037,734	$372,348

Reduction in goodwill since certain liabilities were not assumed by Plazas	$93,363	-

Reclass of Work in Progress in Property and Equipment
to Intangible Assets	$312,538	-

Advance to related party/accrued expense offset	$8,374,495	-

See accompanying notes to condensed consolidated financial statements

ABLE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Able Energy, Inc. and Subsidiaries (the "Company") have been prepared in accordance with United States generally accepted accounting principles applicable for interim financial information. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. These condensed consolidated financial statements include the accounts of Able Energy, Inc. and its wholly owned subsidiaries Able Oil Company Inc. (“Able Oil”), Able Energy New York, Inc. (“Able NY”), Able Oil Melbourne, Inc. (inactive, as of February 8, 2008), (“Able Melbourne”), Able Energy Terminal LLC, PriceEnergy.com Franchising LLC (inactive), Able Propane, LLC (inactive), and its majority owned (67.3%) subsidiary, PriceEnergy.com, Inc. (“PriceEnergy”) and All American Plazas, Inc. (“Plazas”).  Able, together with its operating subsidiaries, are hereby also referred to as the “Company”. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2007.

Since the Company’s business combination with All American Plazas, Inc. (now known as All American Properties, Inc. on May 30, 2007, the Company is engaged in two primary business activities, organized in two segments; the Oil segment and the Travel Plaza segment.

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

Note 2 - Going Concern, Liquidity and Capital Resources and Management’s Plans

The Company has incurred losses from continuing operations during the six months ended December 31, 2007 of approximately, $6.8 million resulting in an accumulated deficit balance of approximately $24.5 million as of December 31, 2007.  Net cash used in operations during the quarter ended December 31, 2007, was approximately $3.7 million.  The Company had a working capital deficiency of $8.5 million.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The Company has been funding its operations through an asset-based line of credit and other financing facilities,

Through the quarter ended December 31, 2007, the Company has issued notes receivable and loans to other affiliates and to Properties, its largest stockholder, with a balance at December 31, 2007 of approximately $1.9 million, including accrued interest of approximately $0.4 million.  The Company has granted Properties a series of extensions of the maturity of these obligations.  These obligations are recorded as contra equity within these condensed consolidated financial statements.  Included in the balance for the quarter ended December 31, 2007, Properties has offset $0.9 million in rents payable due from the Travel Plaza Segment to Properties.

The Company will require some combination of the collection of Properties notes receivable, new financing, restructuring of existing financing, improved receivable collections and/or improved operating results in order to maintain adequate liquidity over the course of the year ending June 30, 2008.   The Company must also bring current each of its Securities and Exchange Commission (“SEC”) filings as part of a plan to raise additional capital.  In addition to the filing of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, the Company must also complete and file its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and September 30, 2008 and its Annual Report on Form 10-K for the year ended June 30, 2008.

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

The total common shares available for issuance upon the exercise of stock options and warrants, and conversion of convertible debentures and note payable excluded from the comparative diluted loss per share was 7,102,524 and 6,760,826 for the three months ended December 31, 2007 and 2006, respectively.

Note 6 - Inventories

Inventories consisted of the following at:

	December 31	June 30
Inventories	2007	2007
Oil Segment:
#2 heating oil	$155,282	$327,757
Diesel fuel	53,484	59,086
Kerosene	25,562	10,176
Propane	51,766	15,980
Parts, supplies and equipment	213,412	213,484

Total Oil Segment	499,506	626,483

Travel Plaza Segment:
Fuels	$1,178,199	$1,260,653
Non-fuel	2,362,457	2,304,654

Total Travel Plaza Segment	3,540,656	3,565,307

Total	$4,040,162	$4,191,790

Note 7 - Notes Receivable

On March 1, 2004, the Company entered into two notes receivable totaling $1.4 million related to the sale of its subsidiary, Able Propane LLC. The notes are secured by substantially all the assets of Able Propane LLC. One note for $500,000 bears interest at a rate of 6% per annum and the other note for $900,000 is non-interest bearing. Principal is payable in annual installments and interest is paid quarterly with the final maturity date of March 1, 2008 for both notes.  The balance outstanding of these two notes as of December 31, 2007, was $725,000. In March 2008, the principal and interest due on the notes was paid in full.

Note 8- Property and Equipment

Property and equipment was comprised of the following:

	December 31, 2007	June 30, 2007
Land	$479,346	$479,346
Buildings	1,674,124	1,674,124
Building improvements	995,575	906,685
Trucks and autos	4,540,011	4,552,651
Machinery and equipment	1,819,043	1,988,777
Office furniture, fixtures and equipment	1,372,415	1,359,242
Fuel tanks	1,009,794	1,008,129
Cylinders – propane	506,331	486,309
	$12,396,639	$12,455,263
Less: accumulated depreciation	(5,429,502)	(4,852,000)
Property and equipment, net	$6,967,137	$7,603,263

At December 31, 2007, the Company had equipment under capital leases with a net book value of approximately $1,294,281 which is included in the above.

Depreciation expense of property and equipment was $293,962 and $127,566 for the three months ended December 31, 2007 and 2006, respectively.  Depreciation expense of property and equipment was $595,190, which includes equipment write offs of $17,688 and $276,389 for the six months ended December 31, 2007 and 2006, respectively.

Note 9 – Deferred Financing Costs and Debt Discounts

The Company incurred deferred financing costs in conjunction with the sale of convertible debentures on July 12, 2005, July 5, 2006 and August 8, 2006 (see Note 13), and notes payable on May 13, 2005 (see Note 11), These costs were capitalized to deferred financing costs and are being amortized over the term of the related debt.  Amortization of deferred financing costs was $16,304 and $202,762 for the three month period ended December 31, 2007 and 2006, respectively. Amortization of deferred financing costs was $33,435 and $763,890 (this amount includes $540,000 that was reclassified to amortization of deferred financing costs originally presented as part of contra equity since the financing did not occur for the six month period ended December 31, 2007 and 2006, respectively

Additionally, in accordance with EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”, the Convertible Debentures issued on July 12, 2005, July 5, 2006 and August 8, 2006 were considered to have a beneficial conversion premium feature. The Company recorded a debt discount of $5,500,000 related to this conversion premium and warrants issued in connection with the financing.  The Company amortized $336,381 and $274,285 of debt discount for the three months ending December 31, 2007, and 2006, respectively.  The Company amortized $680,115 and $470,194 of debt discount for the six months ending December 31, 2007, and 2006, respectively.

Note 10 - Line Of Credit

On May 13, 2005, the Company entered into a $1,750,000 line-of-credit agreement (the “Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”). The loan is secured by certain eligible accounts receivable, inventory and certain other assets as defined in the agreement. The line bears interest at Citibank's prime rate, plus 4% per annum (10.50% at December 31, 2007 and 12.25% at June 30, 2007) not to exceed 24%, with a minimum interest of $9,000 per month. The line also requires an annual facility fee and monthly collateral management fees equal to 2% and 0.025%, respectively. In addition, deposits are not credited to our account until four business days after receipt by EGC. On December 28, 2007 the Company received an over advance in the amount of $250,000 on its line of credit with Entrepreneur Growth Capital, LLC. Terms on the over advance were thirty days. The balance due as of December 31, 2007 and June 30, 2007 was $379,496 and $481,602, respectively, with an available balance as of December 31, 2007 of $1,370,504.  The Agreement renews annually unless terminated by either party, as provided for in the Agreement.

Note 11 - Notes Payable

On May 13, 2005, the Company entered into a term loan with Northfield Savings Bank for $3,250,000.  Principal and interest are payable in monthly installments of approximately $21,400, commencing on July 1, 2005.  The note is secured by Company owned real property located in Rockaway, New Jersey with a net book value of $857,349 at December 31, 2007 and an assignment of leases and rents at such location. The initial interest rate is 6.25% per annum on the unpaid principal balance for the first five (5) years, to be redetermined every fifth anniversary date (reset date) at 300 basis points over the five (5) year United States Treasury rate, but not lower than the initial rate; at that time the monthly payment will be redetermined. The interest rate on default is 4% per annum, charged at the bank’s option, above the interest rate then in effect.  At the maturity date of June 1, 2030, all amounts owed are due and payable. As of December 31, 2007, the Company was in default of two non-financial covenants under the agreement. The Company has received a waiver covering all periods in each of the fiscal year ends of June 30, 2008 and 2007. The balance outstanding on this note at December 31, 2007 and June 30, 2007 was $3,103,921 and $3,134,991, respectively.

On December 13, 2006, the Company entered into a five-year note agreement relating to the purchase of the Horsham Franchise in the amount of $345,615.  The interest rate is 7.0% per annum and principal and interest is payable in monthly installments of $6,844 which commenced on January 13, 2007. The balance due on this note at December 31, 2007 and June 30, 2007 was $285,790 and $316,225, respectively.

On January 8, 2007, Plazas entered into an Account Purchase Agreement with Crown Financial (“Crown”) whereby Crown advanced $1,444,775 to Plazas in exchange for certain existing accounts receivables and taking ownership of new accounts originated by Plazas.  Repayment of the loan is to be made from the direct payments to Crown from the accounts it purchased from Plazas and a fee equal to 2.5% of the outstanding advance for the preceding period payable on the 15th and 30th day of each month.  The Crown loan is secured by the mortgages on the real property and improvements thereon owned by Properties known as the Strattanville and Frystown Gables truck stop plazas and a personal guarantee by Frank Nocito, an Executive Vice President of the Company and through a family trust the largest shareholder of the Company,.  Subsequent to the May 2007 closing of the business combination between the Company and Properties, on July 1, 2007 the Account Purchase Agreement between Plazas and Crown Financial was amended and modified from “Eligible Accounts having a 60 day aging” to a “90 day aging that are not reasonably deemed to be doubtful for collections” and the fee of 2.5% payable on the 15th and 30th day of each month has been modified to 1.375%. The Company has assumed this obligation based on the business combination; however, Properties has agreed to continue to secure this financing with the aforementioned mortgages on real property owned by Properties. The balance due on the Crown note at December 31, 2007 and June 30, 2007 was $1,324,775.

The Company has similar credit card financing agreements for the Oil Segment and the Travel Plaza Segment as explained below respectively.

On March 20, 2007, the Company’s Oil Segment entered into a credit card receivable advance agreement with Credit Cash, LLC whereby Credit Cash agreed to loan the Company $1,200,000. The loan is secured by the Company's existing and future credit card collections.  Terms of the loan call for a repayment of $1,284,000, which includes the one-time finance charge of $84,000, over a seven-month period. This will be accomplished through Credit Cash withholding 18% of credit card collections of Able Oil Company and 10% of credit card collections of PriceEnergy.com, Inc. over the seven-month period which began on March 21, 2007. On November 7, 2007 the Oil segment of the Company and its subsidiary, PriceEnergy.com, refinanced their loan with Credit Cash in the amount of $1,100,000.  There are certain provisions in the agreement which allows Credit Cash to increase the withholding, if the amount withheld by Credit Cash over the seven-month period is not sufficient to satisfy the required repayment of $1,284,000. The balance due on this note at December 31, 2007 and June 30, 2007 was $304,609 and $493,521, respectively (See Note 18).

Prior to the business combination between Properties and the Company, Properties entered into a loan agreement with Credit Cash, which was an advance against credit card receivables at the travel plazas then operated by Properties.  As a result of the business combination, this obligation was assumed by the Company’s newly formed, wholly-owned subsidiary, All American Plazas, Inc. (“Plazas”), as it became the operator of the truck stop plazas. Credit Cash, while acknowledging the business combination, has continued to obligate both Properties and Plazas in their loan documents as obligors of the loan. On August 31, 2006, Plazas entered into a loan agreement with Credit Cash, relating to the processing of its credit card transactions, in the initial amount of $1,000,000.  The interest rate is prime plus 3.75%. On July 16, 2007, Credit Cash agreed to extend further credit of $400,000 secured by the credit card receivables at the travel plazas operated by Plazas.  This July 16, 2007 extension of credit agreement was in addition to and supplemented all previous agreements with Credit Cash. Terms of the original loan and extensions called for repayment of $1,010,933 plus accrued interest which will be repaid through Credit Cash withholding 15% of credit card collections from the operations of the truck stop plazas until the loan balance is paid in full. The interest rate is prime plus 3.75% (12% at December 31, 2007). On November 2, 2007 the Travel Plaza segment of the Company refinanced its loan with credit cash for an additional amount of $1,100,000.  There are certain provisions in the agreement, which allows Credit Cash to increase the withholding, if the amount it is withholding is not sufficient to satisfy the loan in a timely manner. This repayment percentage was increased to 20% in April 2008 due to suspension of diesel sales in several locations due to pricing and cash flow issues.  This 20% was renegotiated in August 2008 down to 12%.  The outstanding balance of the loan as of December 31, 2007 and June 30, 2007 was $898,057 and $328,474, respectively (See Note 18).

On October 17, 2007, the Company entered into a loan agreement with S&S NY Holdings, Inc. (“S&S”) for $500,000 to purchase #2 heating fuel. The term of the agreement is for 90 days with an option to refinance at the end of the 90 day period for an additional 90 days. The repayment of the principal amount will be $.10 cents per gallon of fuel sold to the Company’s customers excluding pre-purchase gallons. An additional $.075 per gallon will be paid as interest. The agreement also provides that in each 30 day period the interest amount can be no less than $37,500.  The amount outstanding on this note at December 31, 2007 was $402,144.  As of January 17, 2008 the Company had repaid $100,000 and exercised its right to refinance the amount until March 31, 2008.  The Company has provided for repayment of this loan in exchange for granting S&S a 49% interest in Able Energy NY, Inc., a wholly owned subsidiary of the Company, and a 90% interest in the Company’s Easton and Horsham, PA operations (“Able PA”). Thereafter, on October 31, 2008, the Company was granted the right to repurchase S&S's interests in Able NY and Able PA.  See “S&S Settlement Agreement” and “Amendment to the S& S Settlement Agreement”, in Subsequent Events Note 18.

From June 1, 2007 through June 30, 2007, during the post-closing period of the business combination between the Company and Properties, Plazas made $8,374,495 in payments to its fuel supplier, TransMontaigne, on behalf of Properties.  These payments were not made from any capital infusion or advances made by Plazas, but rather were generated from revenues from the ongoing operations of the Travel Plaza Segment. These payments of $8.4 million were included in the advances to related parties balance at June 30, 2007. On October 5, 2007, Plazas along with Properties entered into an agreement with TransMontaigne to provide for the continued supply of fuel for the travel plazas, to extend a credit facility of $2.0 million to Plazas to purchase fuel on a pre-paid basis and for Properties to provide certain real property as collateral for its outstanding obligation to TransMontaigne for its fuel purchases prior to the closing of the business combination. As a result of this agreement, trade payables of $8.4 million owed by Plazas to TransMontaigne for fuel purchased after the closing of the business combination, as well as payments made by Plazas during that time period for obligations to TransMontaigne owed by Properties for fuel purchases prior to the closing, were reclassified and booked as obligations of Properties. This reclassification correspondingly reduced Plazas obligations to TransMontaigne by the amount of the payments it had made to TransMontaigne during the period from June 1, 2007 through June 30, 2007 on behalf of Properties referred to above. Thereafter, on November 30, 2007, the parties amended their agreement and entered into an Amended and Restated Note Agreement (the “Agreement”), which reduced Plazas’ line of credit for the purchase of fuel on a cash delivery basis to $1,550,000. This reduced line of credit was evidenced by a promissory note (the “Note”) in that amount and is outstanding at December 31, 2007. The Note does not accrue interest until November 15, 2009 at which point, if the Note is not paid, it accrues interest at 8% per annum. In addition to Plazas’ obligation to TransMontaigne pursuant to the Note, as of September 30, 2007, Plazas owed TransMontaigne the sum of $1.6 million in trade payables for additional fuel it purchased from TransMontaigne after the closing of the business combination. Any payment of these trade payables will correspondingly reduce Properties obligations to TransMontaigne under the Agreement. As part of the Agreement, Properties also made a note to TransMontaigne in an amount, which in accordance with the reclassification, included the payments made by Plazas to TransMontaigne on behalf of Properties during the post-closing transition period. Collateral for the Note and Properties’ obligations to TransMontaigne under the Agreement are certain real property owned by Properties. The Company and Properties are currently in the process of renegotiating the terms of the Agreement.

On December 20, 2007, the Company entered in to a second loan agreement with S&S for $500,000 to purchase #2 heating fuel.  The term of the agreement is through March 31, 2008.  The repayment of principle is not due until the maturity date.  An additional $0.075 per gallon will be paid as interest. The agreement also provides that in each 30-day period the interest amount can be no less than $37,500.  The outstanding balance on this loan was $500,000 at December 31, 2007.  The Company has also provided for repayment of this loan in exchange for granting S&S a 49% interest in Able Energy NY, Inc., a wholly owned subsidiary of the Company, and a 90% interest in the Company’s Easton and Horsham, PA operations (“Able PA”). Thereafter, on October 31, 2008, the Company was granted the right to repurchase S&S's interests in Able NY and Able PA. See, “S&S Settlement Agreement” and “Amendment to the S&S Settlement Agreement”, in Subsequent Events Note 18.

In addition, the Company has entered into miscellaneous loan agreements with outstanding balances totaling $408,179, as of December 31, 2007.

Maturities on notes payable as of December 31, 2007 are as follows:

As of
December 31, 2007

2008	$5,253,732
2009	277,929
2010	244,629
2011	183,980
2012	83,564
Thereafter	2,733,641
Total	$8,777,475
Less current	5,253,732
Net long term	$3,523,743

Note 12 - Capital Leases Payable

The Company has entered into various capital leases for equipment expiring through January 2012, with current aggregate monthly payments of approximately $37,100.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2007:

For the Period Ending December 31, 2007
Year	Amount
2008	$444,637
2009	293,494
2010	174,956
2011	121,544
2012	3,573
Total Minimum Lease Payments	$1,038,204
Less amount representing interest (ranging from 8-12%)	119,427
Present value of net minimum lease payments	918,777
Less Current portion	381,593
Net long term minimum lease payments	$537,184

Note 13 - Convertible Debentures and Convertible Notes Payable

On July 12, 2005, the Company consummated a financing in the amount of $2,500,000 through the sale of Variable Rate Convertibles Debentures (the "Convertible Debentures"). As of December 31, 2007, the convertible debt outstanding on the Convertible Debentures was $132,500.  The debt discount associated with this was fully amortized as of September 30, 2007.  Amortization of debt discounts on this convertible note payable amounted to approximately $7,700 six month period ended December 31, 2007 and approximately $132,000 and $311,000 for the three and six month periods ended December 31, 2006 respectively.

On July 5, 2006, the Company closed a Securities Purchase Agreement entered into on June 30, 2006 whereby it sold a $1.0 million convertible term note, due June 30, 2009, to Laurus Master Fund, Ltd. ("Laurus") and issued a 5 year warrant for 160,000 shares of the Company’s common stock. Amortization of debt discounts on this convertible note payable amounted to $84,000 and $168,000 for the three month and six month periods ended December 31, 2007, respectively and approximately $84,000 and $164,000 for the three and six month periods ended December 31, 2006 respectively.  The unamortized portion was $501,374 as of December 31, 2007.

On August 6, 2006, the Company issued $2,000,000 of convertible debentures to certain investors, due on August 8, 2008 and issued 5 year warrants to purchase 672,667 shares of the Company’s common stock.  Amortization of debt discounts on this convertible debentures was approximately $252,000 and $504,000 for the three and six month periods ended December 31, 2007, respectively, and $174,000 and $274,000 for the three and six month periods ended December 31, 2006 respectively.  The unamortized portion was $602,741 at December 31, 2007.

As of December 31, 2007, the Company’s future debt discount to be amortized was:

Year	Amount
2008	$665,450
2009	438,665
2010	-

Total	$1,104,115

Note 14-Stockholders’ Equity

For The Six Months Ended December 31, 2007

	Common Stock		Additional Paid - in	Accumulated	Notes and Loans Receivable -	Total Stockholders'
	Shares	Amount	Capital	Deficit	Related Parties	Equity
Balance June 30, 2007	14,950,947	$14,951	$37,840,498	$(17,671,264)	$(3,153,198)	$17,030,987

Reduction in notes receivable from related parties
for reimbursement of certain fees	-	-	-	-	1,367,480	1,367,480
Increase in notes receivable
for accrued interest	-	-	-	-	(141,668)	(141,668)
Net loss	-	-	-	(6,778,398)	-	(6,778,398)

Balance December 31, 2007	14,950,947	$14,951	$37,840,498	$(24,449,662)	$(1,927,386)	$11,478,401

Stock Options

A summary of the Company's stock option activity and related information for the three month period ended December 31, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding September 30, 2007	400,040	$2.74
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding December 31, 2007	400,040	$2.74

During the three month period ended December 31, 2007, no options or warrants were issued or exercised.

The following is a summary of stock options outstanding and exercisable at December 31, 2007 by exercise price range:

Exercise Price Range	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Intrinsic Value
$2.55 - $ 4.36	30,000	1.5	$2.86	$101,675
$8.09 - $ 8.32	49,000	3.6	8.20	-
$1.90	321,040	10.0	1.90	536,137
Totals	400,040	8.6	$2.74	$637,812

Equity Plans

The Able Energy, Inc.’s 1999 Employee Stock Option Plan, as amended, permits stock option awards up to 700,000 shares of the Company's common stock to be granted to directors, employees and consultants of the Company.  This plan states that unless otherwise determined by the Board of Directors, an option shall be exercisable for ten years after the date on which it was granted.  Vesting terms are set by the Board of Directors.  There are 84,250 options remaining available for issuance under this plan at December 31, 2007.

The Able Energy, Inc. 2000 Employee Stock Purchase Plan, which was approved by the stockholders on June 23, 2000, permits stock option awards up to 350,000 shares of the Company's common stock to be granted to employees of the Company. There are 350,000 shares remaining available for issuance under this plan at December 31, 2007.

The Able Energy, Inc. 2000 Stock Bonus Plan, which was approved by the stockholders on June 23, 2000, permits restricted stock awards up to 350,000 shares of the Company's common stock to be granted to directors, employees and consultants of the Company. There are 338,000 shares remaining available for issuance under this plan at December 31, 2007.

The Able Energy, Inc. 2005 Incentive Stock Plan, which was approved by the stockholders on May 25, 2005, permits stock option, common stock, and restricted common stock purchase offer awards of up to 1,000,000 shares of the Company's common stock to be granted to directors, employees and consultants of the Company.  There are 678,960 shares remaining available for issuance under this plan at December 31, 2007.

Warrants

A summary of the Company’s stock warrant activity, and related information for the quarter ended December 31, 2007 is as follows:

	Number of Warrants	Weighted Average Exercise Price

Outstanding September 30, 2007	6,164,976	$7.20

Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding December 31, 2007	6,164,976	$7.20

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

Voluntary NASDAQ Delisting

On October 4, 2006, the Company announced its intention to voluntarily delist the Company's common stock from the NASDAQ Capital Market, effective as of the start of trading on October 13, 2006. The Company's common stock is currently quoted on the Pink Sheets. The management of the Company has indicated that the Company will seek to have its common stock quoted on the OTC Bulletin Board as soon as it qualifies for listing following the filing of this Quarterly Report on Form 10-Q, the March 31, 2008 Quarterly Report on Form 10-Q, the September 30, 2008 Quarterly Report on Form 10-Q and the June 30, 2008 Annual Report on Form 10-K for the year ended June 30, 2008.

Note 15- Commitments and Contingencies

Employment Agreements

On October 12, 2005, the Company entered into a one-year employment agreement with Gregory Frost, the Company’s CEO (who was on a paid leave of absence from September 28, 2006 through May 23, 2007). Pursuant to the agreement, he was compensated at an annual salary of $250,000 and will be eligible for an annual bonus and stock option grants, which will be separately determined by the Compensation Committee of the Board of Directors. Pursuant to the agreement, the employment with Mr. Frost was automatically renewed through October 11, 2009.

Operating Leases

The Company is obligated under certain property and equipment non-cancelable operating lease agreements.  The rental properties include a lease of the Company’s headquarters in Rockaway, New Jersey, office space in New York City, office space in Easton, Pennsylvania and eleven full service travel plaza facilities located in Pennsylvania, New York, New Jersey and Virginia. The Oil Segment leases expire at various dates through May, 2010 while ten of the eleven Travel Plaza Segment leases expire on September 30, 2009 and one with two separate leases each expiring on January 1, 2011 and February 28, 2009.  The lease expiring in 2009 has five year renewable options through 2028.  Rent expense was $1,847,235 and $3,693,655 for the three month and six month periods ended December 31, 2007.  The ten Travel Plaza Segment leases that expire on September 30, 2009 automatically renew for consecutive one year terms for up to ten years from the initial lease, upon the mutual consent of both parties.  Properties has waived the percentage rent amounts and percentage increase in the base lease amount. The base amount of the leases will remain fixed at the initial year amount unless both parties agree to an increase or decrease in the base amount.  It is anticipated that the leases will be renewed for annual periods through at least June 30, 2017.     The Company also acquired a ten year option to acquire any of the travel plaza real estate owned by Properties, providing that the Company assume all existing debt obligations related to the applicable properties.  The option has been valued at $5.0 million and is exercisable as long as the Plaza’s leases relating to the applicable real estate remain in effect. Please refer to Note 18 – Subsequent Events, for disclosure relating to the sublease of certain of the travel plaza facilities.

Purchase Commitments

The Company’s Oil Segment is obligated to purchase #2 heating oil under various contracts with its suppliers. As of December 31, 2007 total open commitments under these contracts are approximately $3.1 million and expire on various dates through the end of August 2008.  The Company’s Travel Plaza Segment has no open commitments for purchases.

Major Vendors

The Company’s Oil Segment purchases fuel supplies on the spot market. During the period ended December 31, 2007, the Oil Segment satisfied its inventory requirements through seven different suppliers, the majority of which have significant domestic fuel sources, and many of which have been suppliers to us for over five years.

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

On October 1, 2007, the Company and its Chief Executive Officer (“CEO”) filed an action in New York state court against Marcum & Kliegman, LLP (the Company’s former auditors) and several of its partners for numerous claims, including breach of contract, gross negligence and defamation.  The Company and its CEO are seeking compensatory damages in the amount of at least $1 million and punitive damages of at least $20 million. The claims asserted by the Company and its CEO arise out of Marcum & Kliegman’s conduct with respect to the preparation and filing of the Company’s SEC Reports.  On November 26, 2007, Marcum & Kliegman and its partners filed a motion to dismiss the complaint on the ground that it fails to state a claim for relief as a matter of law.  On May 5, 2008, the Court issued a written decision and order sustaining the Company’s claims against Marcum & Kliegman for breach of contract and defamation, but dismissed the Company’s claims for negligence, gross negligence, breach of fiduciary duty and breach of covenant of good faith and fair dealing against Marcum & Kliegman and the defamation claim against the individual defendants.  Both the Company and Marcum & Kliegman have filed appeals from the decision and order.  Discovery proceedings have commenced and the Company intends to vigorously prosecute this action. Please refer to Note 18 - Subsequent Events for disclosure relating to other legal proceedings involving the Company.

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

PriceEnergy.com

As of December 31, 2007 a total of four current officers, a former officer and a related party of the Company own 32.7% of the common stock of the subsidiary, PriceEnergy.com, which was incorporated in November 1999. The Company holds the remaining shares of PriceEnergy.com.

Acquisition of Assets of Properties

At December 31, 2007, Properties owns approximately 83% of the Company’s outstanding common stock.  Approximately 85.0% of the common stock of Properties is owned by the Chelednik Family Trust, a trust established by Mr. Nocito, an officer of the Company and his wife for the benefit of their family.   The balance of the outstanding common stock of Properties is owned by a limited liability company owned by Gregory D. Frost, the Chief Executive Officer and Chairman of the Board of Directors of the Company.

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

The Company loaned Properties $1,730,000 as evidenced by a promissory note dated July 27, 2005. As of December 31, 2007, this note was still outstanding with an original maturity date of June 15, 2007. This maturity date has been extended through June 30, 2008. The interest income related to this note for the period ended December 31, 2007 was $48,551.  The note and accrued interest receivable in the amount of $773,503 have been classified as contra-equity on the Company’s consolidated balance sheet as of December 31, 2007. As of December 31, 2007, the balance of this note and accrued interest has been paid down in the amount of $1,293,085 by offsetting rents payable by Plazas to Properties pursuant to the leases for the travel plazas.  This note and accrued interest was paid in full as of June 30, 2008.

The Company receives rent from Properties for office space occupied by Properties in the Company’s New York City offices.  The Company has reduced gross rent expense included in sales, general and administrative expenses in the condensed consolidated statements of operations in the amount of $28,510 for the quarter ended December 31, 2007.  The amount of $28,510 at December 31, 2007 for the accrued balance due was reduced by an offset of rents payable from Plazas to Properties pursuant to the lease for the travel plazas.

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

Subsequent to the consummation of the business combination, we may assume the obligations of Properties under the Agreement.  However, the Company’s board of directors must approve the assumption of this debt which requires that Properties transfer additional assets or consideration for such assumption of debt.  Based upon these criteria, it is highly unlikely the Company will assume the obligations of Properties, including the Debentures and the AIR Agreement, through the execution of a Securities Assumption, Amendment and Issuance Agreement, Registration Rights Agreement, Common Stock Purchase Warrant Agreement and Variable Rate Secured Convertible Debenture Agreement, each between the Purchasers and us (the “Able Energy Transaction Documents”).  Such documents provide that Properties shall cause the real estate collateral to continue to secure the loan, until the earlier of full repayment of the loan upon expiration of the Debentures or conversion by the Purchasers of the Debentures into shares of our common stock at a conversion rate of the lesser of (i) the  price of the restricted common stock of Able issued to Properties for the purchase of Properties’ assets in connection with the closing of the Company’s business combination with Properties , or (ii) $3.00, (the “Conversion Price”), subject to further adjustment as set forth in the Able Energy Transaction Documents.  However, the Conversion Price with respect to the AIR Agreement shall be $4.00.  In addition, the Purchasers shall have the right to receive five-year warrants to purchase 2,500,000 of our common stock at an exercise price of $3.75 per share.  Pursuant to the Able Energy Transaction Documents, we also have an optional redemption right (which right shall be mandatory upon the occurrence of an event of default) to repurchase all of the Debentures for 125% of the face amount of the Debentures plus all accrued and outstanding interest, as well as a right to repurchase all of the Debentures in the event of the consummation of a new financing in which we sell securities at a purchase price that is below the Conversion Price.  The stockholders of Properties have agreed to escrow a sufficient number of shares to satisfy the conversion of the $5,000,000 in outstanding Debentures in full

During the period June 1, 2007 through June 30, 2007, Plazas made $8,374,496 in payments to its fuel supplier, TransMontaigne Product Services, Inc. (“TransMontaigne”) on behalf of Properties during the transition of the acquisition.  These payments were not made from any capital infusion or advance made by Plazas, but rather from revenues from the ongoing operations of the Travel Plazas. These payments were included in the advance to related party receivable balance at June 30, 2007 (See Note 16). The offset of this receivable occurred in October in conjunction with the note agreement of October 5, 2007, amended and restated on November 30, 2007.

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

Note Receivable-Related Parties

In connection with two loans entered into by the Company in May 2005, fees in the amount of $167,500 were paid to Unison Capital Corporation (“Unison”), a company controlled by Mr. Nocito, an officer of the Company. This individual also has a related-party interest in Properties.  Subsequent to the payments being made and based on discussions with Unison, it was determined the $167,500 was an inappropriate payment and Unison agreed to reimburse this amount to the Company over a twelve month period beginning in October 2005. As of December 31, 2007 no payments were made and this note was still outstanding.  The Company extended the maturity date of the note to January 15, 2008, which was further extended to March 15, 2008. The note has been personally guaranteed by Mr. Nocito.  The interest of $26,846 has been accrued through December 31, 2007.  This note and accrued interest was paid in full during the third quarter of fiscal year 2008.

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

The following unaudited proforma statements of operations represent consolidated results of operations of the Company had the acquisition of Plazas and Able Oil Montgomery, Inc. occurred for the proceeding fiscal year, summarized as follows:

(Unaudited)	For the three months ending	For the six months ending
	December 31, 2006	December 31, 2006

Net revenue	$63,886,016	$131,505,451
Net loss	$3,209,995	$(3,714,468)
Basic and diluted (loss) per share	$(0.35)	$(0.25)

The following is the segment reporting for entities in existence at December 31, 2007 and comparisons to December 31, 2006 and June 30, 2007:

	6 months Ended December 31,
	2007	2006
Revenues

Oil Segment:
#2 heating oil	$22,788,441	$19,858,923
Gasoline, diesel fuel, kerosene, propane & other lubricants	9,335,654	10,795,320
Equipment, sales & installation	1,364,559	1,454,937

Total Oil Segment	$33,488,654	$32,109,180

Travel Plaza Segment:
Fuels	$96,467,040	$-
Non-Fuels	15,058,051	-

Total Travel Plaza Segment	$111,525,091	$-

Total revenues	$145,013,745	$32,109,180

Depreciation & amortization
Oil Segment	$424,238	$325,291
Travel Plaza Segment	590,730	-

Total depreciation and amortization	$1,014,968	$325,291

Interest Expense
Oil Segment	$583,878	$388,029
Travel Plaza Segment	394,012	-

Total interest expense	$977,890	$388,029

Segment Loss
Oil Segment	$(2,698,090)	$(3,817,272)
Travel Plaza Segment	(4,080,311)	-

Total segment loss	$(6,778,401)	$(3,817,272)

	December 31	June 30
Inventories	2007	2007
Oil Segment:
#2 heating oil	$155,282	$327,757
Diesel fuel	53,484	59,086
Kerosene	25,562	10,176
Propane	51,766	15,980
Parts, supplies and equipment	213,412	213,484

Total Oil Segment	$499,506	$626,483

Travel Plaza Segment:
Fuels	$1,178,199	$1,260,653
Non-fuel	2,362,457	2,304,654

Total Travel Plaza Segment	3,540,656	3,565,307

Inventory	$4,040,162	$4,191,790

Goodwill
Oil Segment	$-	$-
Travel Plaza Segment	11,046,179	11,139,542

Total goodwill	$11,046,179	$11,139,542

All Other Assets
Oil Segment	$13,649,400	$11,176,463
Travel Plaza Segment	11,895,574	21,654,301

Total all other assets	$25,544,974	$32,830,764

Total Assets
Oil Segment	$14,148,906	$11,802,946
Travel Plaza Segment	26,482,408	36,359,150

Total assets	$40,631,314	$48,162,096

The Company did not have any operations outside the United States of America.  Accordingly, all revenues were generated from domestic transactions, and the Company has no long-lived assets outside the United States of America. The Company has recorded a deferred income tax liability for the six months ended December 31, 2007 of $133,000 pertaining to the temporary difference in amortization of goodwill and intangibles for book and tax purposes

Note 18 - Subsequent Events

Line of Credit

On February 11, 2008 the Company received an over advance in the amount of $250,000 on its line of credit with Entrepreneur Growth Capital, LLC. Terms on the over advance are thirty days.

Credit Card Receivable Financing

The Company has similar credit card financing agreements for the Oil Segment and the Travel Plaza Segment as discussed in Note 11 of the financials and explained below respectively.

On January 18, 2008, February 14, 2008, April 11, 2008, August 14, 2008 and November 5, 2008, the Oil Segment of the Company and its subsidiary, PriceEnergy.com, refinanced their loans with Credit Cash, in the amounts of $500,000, $500,000, $800,000, $500,000 and $250,000 respectively. The outstanding Credit Cash loans to the Oil Segment of the Company as of September 30, 2008, were $522,999.

Prior to the business combination between Properties and the Company, Properties entered into a loan agreement with Credit Cash, which was an advance against credit card receivables at the truck stop plazas then operated by Properties.  As a result of the business combination, this obligation was assumed by the Company’s newly formed, wholly-owned subsidiary, Plazas as it became the operator of the truck stop plazas. Credit Cash, while acknowledging the business combination, has continued to obligate both Properties and Plazas in their loan documents as obligors of the loan. On July 16, 2007, Credit Cash agreed to extend further credit of $400,000 secured by the credit card receivables at the travel plazas operated by Plazas. This July 16, 2007 extension of credit agreement was in addition to and supplemented all previous agreements with Credit Cash. Terms of the original loan and extensions called for repayment of $1,010,933 plus accrued interest which will be repaid through Credit Cash withholding 15% of credit card collections from the operations of the travel plazas until the loan balance is paid in full. The interest rate is prime plus 3.75% (12% at December 30, 2007). There are certain provisions in the agreement which allows Credit Cash to increase the withholding, if the amount it is withholding is not sufficient to satisfy the loan in a timely manner. On January 18, 2008 and again on August 14, 2008, Credit Cash again agreed to extend an additional credit on the travel plaza receivables in the amount of $600,000 and $900,000, respectively. Terms of the agreement are the same as the prior July 16, 2007 financing except the current repayment percentage is 12%.  The outstanding balance of this loan for the Travel Plaza Segment as of September 30, 2008 was $777,583

Related Party Transactions

Subsequent to December 31, 2007, related party receivables from Properties were reduced by approximately $1.0 million.  This reduction occurred from offsets of rent owed to Properties by the Company’s wholly-owned subsidiary, Plazas, in connection with its leasing of the real property underlying the travel plazas operated from July 2007 through June 2008 in the amount of approximately $0.5 million, and from cash payments made by Properties in the amount of $0.5 million resulting from refinancing and settlements by Properties in January, 2008 and March, 2008.

Fuel Financing

On February 25, 2008, the Company increased an existing credit line by executing a Fuel Purchase Loan (“FPL”) agreement with Entrepreneur Growth Capital (“EGC”).  The increase, in the amount of $0.5 million, is a further extension of credit under an existing May 13, 2005 agreement between the Company and EGC (the “Loan Agreement”) (See Note 10).  In addition to the general terms of the Loan Agreement, under the repayment terms of the FPL, EGC will reduce the loan amount outstanding by applying specific amounts from the Company’s availability under the Loan Agreement.  These amounts start at $2,500 per business day, commencing March 1, 2008, gradually increasing to $10,000 per business day on June 1, 2008 and thereafter until the FPL is paid in full.  In further consideration for making the FPL, commencing February 22, 2008, EGC shall be entitled to receive a revenue share of four cents ($0.04) per gallon of fuel purchased with the FPL funds, subject to a $5,000 per week minimum during the first seven weeks of the program.

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

Engagement of Consultant

On January 11, 2008 the Company executed a consulting agreement with Hammond Associates, LLC to provide consulting services in connection with satisfying the Company’s SEC reporting requirements.  On April 30, 2008, the Company issued 14,442 restricted shares of its common stock, $0.001 par value, as partial consideration for services provided by the consultant.

Sale of Able Melbourne Assets

On February 8, 2008 (the “Closing Date”), the Company and Able Melbourne executed an Asset Purchase Agreement (“APA”) with Able Oil of Brevard, Inc. (“Able Brevard”), a Florida corporation, owned by a former employee of Able Melbourne.  For consideration in the amount of $375,000, the APA provided for the sale to Able Brevard of all of the tangible and intangible assets (excluding corporate books and records), liabilities and lease obligations of Able Melbourne, as is, on the Closing Date resulting in a loss of $121,634.

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

Sublease of Travel Plazas

Effective November 1, 2008, All American Plazas, Inc. subleased the operation of the Carlisle Gables, Harrisburg Gables and Frystown Gables plazas to independent third parties each for a term of three years. Plazas determined the sublease of these facilities would cut its costs, but Plazas also maintained the right to supply the fuel to these plazas on a cost plus basis, which it believes, will result in a net profit to the Company. Each of the subleases provides for the purchase of the existing inventory and the Frystown Gables sublease provides for a three month abatement of rent.

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

OVERVIEW

Able Energy, Inc. (“Able”) was incorporated on March 13, 1997, in the state of Delaware. Its current wholly-owned subsidiaries are Able Oil Company Inc. (“Able Oil”), Able Energy New York, Inc. (“Able NY”), Able Oil Melbourne, Inc. (inactive, as of February 8, 2008), (“Able Melbourne”), Able Energy Terminal LLC, PriceEnergy.com Franchising LLC (inactive), Able Propane, LLC (inactive), and its majority owned (70.6%) subsidiary, PriceEnergy.com, Inc. (“PriceEnergy”) and All American Plazas, Inc. (“Plazas”).  Able, together with its operating subsidiaries, are hereby also referred to as the Company.

Since the Company’s business combination with All American Plazas, Inc. now known as All American Properties, Inc. (“Properties”) on May 30, 2007, the Company is engaged in two primary business activities, organized in two Segments; the Oil Segment and the Travel Plaza Segment.

The Company’s Oil Segment, consisting of Able Oil, Able NY, Able Melbourne, Able Energy Terminal, LLC and PriceEnergy, is engaged in the retail distribution of, and the provision of services relating to, #2 home heating oil, propane gas, kerosene and diesel fuels. In addition to selling liquid energy products, the Company offers complete heating, ventilation and air conditioning (“HVAC”) installation and repair and other services and also markets other petroleum products to commercial customers, including on-road and off-road diesel fuel, gasoline and lubricants.  Please refer to Note 18 - Subsequent Events, for disclosure relating to the February 8, 2008 sale of the Able Melbourne assets and liabilities; and the July 22, 2008 sale of 49% of the common stock of Able NY and the Company’s Easton and Horsham, Pennsylvania operations (“Able PA”) and the subsequent rights granted to the Company on October 31, 2008 to repurchase those shares of stock in Able NY and the interest in Able PA..

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

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 3 of the consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.  The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2007 Compared To Three Months Ended December 31, 2006

During the quarter ended December 31, 2007, the Company’s total revenues from its Oil and Travel Plaza Segments were $78.0 million. The $58.8 million increase in revenue was due primarily due to the business combination with All American Plazas, Inc. on May 30, 2007.

Oil Segment

Net sales for the quarter ended December 31, 2007 were $23.3 million versus $19.3 million in the same period last year, an increase of $4.0 million, or 20.9%. A $3.9 million, or 28.3%, increase in #2 Heating Oil sales, due primarily to an increase in retail marketing price strategy in the Segment overall along with a more competitive variance between the Oil Segment online Price Energy subsidiary and the Oil Segment core New Jersey territory offset by the loss of the Oil Segment contract with the BJ Wholesale Club. The Oil Segment also had a $0.8 million, or 4.0%, related increase in other fuel sales. The Company continued its efforts to maintain its customer base during a period where costs in the industry continued to increase as a result of substantial spikes in oil process.

Gross profit increased $0.6 million to $2.3 million and gross profit margin percent for the quarter ended December 31, 2007 increased to 9.9% from 8.9% last year. The increase in gross profit margin percent was the result of locking in fuel purchase contracts with certain suppliers and beginning to pass on the ever-increasing costs of the uncontracted product with other suppliers to our customer base.

Selling, general and administrative expense for the quarter ended December 31, 2007 decreased by $0.7 million to $1.9 million, or 26.4%, compared to the same period in the prior year. This is predominately related to a decrease in our audit and legal fees.

Total other expenses remained relatively flat amounting to a net expense of $0.7 million in the quarter ended December 31, 2007 from $0.6 million last year.

As a result of the above noted performance for the three months ending December 31, 2007, net loss improved approximately $1.1 million or 71.8%, to a net loss of $0.5 million.

Travel Plaza Segment

Net sales for the quarter ended December 31, 2007 were $54.7 million, reflecting the Plaza Segment’s second full quarter of consolidated reporting since acquired May 30, 2007.

Gross profit for the period was $3.0 million.

Selling, general and administrative expense for the quarter ended December 31, 2007 was approximately $4.7 million.

Total other expense resulted in approximately $33,000.

Net loss of the Travel Plaza Segment was $2.0 million for this three month period.

No comparable information for the Travel Plaza Segment exists for the prior fiscal period ended December 31, 2006 since the business combination with All American Plazas, Inc., now known as All American Properties, Inc., was not closed during that period and therefore, the Company was not engaged in the travel plaza business during that period.

Six Months Ended December 31, 2007 Compared To Six Months Ended December 31, 2006

During the six months ending December 31, 2007, the Company’s total revenues from its Oil and Travel Plaza Segments were $145.0 million.  The $112.9 million increase in revenue is predominately the result of the business combination with All American Plazas, Inc on May 30, 2007.

Oil Segment

Net sales were $33.5 million for the six months ending December 31, 2007 compared to $32.1 million in the same period last year, an increase of $1.4 million, or 4.4%. This increase was primarily due to an increase in #2 Heat Oil sales of 14.8% and offset by a decrease in other fuel sales of 13.6%.

Gross profit was relatively flat at $2.9 million for both periods and gross profit margin percent for the six months ending December 31, 2007 decreased to 8.6% from 9.0% last year.

Selling, general and administrative expense for the six months ending December 31, 2007 decreased by $1.1 million to $3.8 million, or 21.9%, compared to the same period in the prior year. This is predominately related to a decrease in our audit and legal fees.

Total other expenses decreased to a net expense of $1.3 million in the six months ending December 31, 2007 from $1.5 million last year.

As a result of the above noted performance for the six months ending December 31, 2007, net loss improved approximately $1.1 million or 29.3%, to a net loss of $2.7 million.

Travel Plaza Segment

Net sales for the quarter ended December 31, 2007 were $111.5 million, reflecting our first full six months of consolidated reporting of the Travel Plaza Segment, acquired May 30, 2007.

Gross profit for the six month period ending December 31, 2007 was $5.9 million.

Selling, general and administrative expense for the six months ended December 31, 2007 was approximately $9.3 million.

Total other income for the six months ended December 31, 2007 was approximately $18,000.

Net loss of the Travel Plaza Segment was $4.1 million for the six month period ended December 31, 2007.

No comparable information for the Travel Plaza Segment exists for the prior fiscal period ended December 31, 2006 since the business combination with All American Plazas, Inc., now known as All American Properties, Inc., was not closed during that period and therefore, the Company was not engaged in the travel plaza business during that period.

LIQUIDITY AND CAPITAL RESOURCES

The quarter ended December 31, 2007 was the second full quarter after the closing of the Company’s business combination with All American Properties, Inc. (“Properties”) and the operation of its new Travel Plaza Segment. During this period the Company spent a substantial amount of time and effort reviewing the combined Company’s administrative expenses in an attempt to consolidate and streamline its operations to reduce its overall expenses and overhead. In particular, the Company focused on eliminating employee staffing and expenses that were common to both its Oil and Travel Plaza Segments. The goal was to increase the Company’s liquidity by eliminating duplicative costs and expenses. The attempt to streamline the operations of the combined Company and reduce expenses is an ongoing effort and will take some time to complete. The Company will continue to review its administrative expenses and consolidate and eliminate where it is thought to be efficient to do so.

The Oil Segment had a net loss of $0.5 million and $2.7 million for the three and six month periods ended December 31, 2007 respectively and ended the six month period with a working capital deficiency of $6.8 million. The $6.4 million increase in working capital deficiency since June 30, 2007 is directly related to an increase in customer prepurchase  liability and the partial use of these prepaid dollars to fund operations during the six month period ending December 31, 2007 and the additional borrowing of funds to offset this use. The Oil Segment continued to draw on its credit line during the quarter.  The Company intends to seek new financing for its Oil Segment to increase profitability in order to improve its liquidity position as well as investigate possible areas into which it may be able to expand to increase its business.

The Travel Plaza Segment had a net loss of $2.0 million and $4.1 million for the three and six month periods ended December 31, 2007, respectively and ended the six month period with a working capital deficiency of $1.7 million.   The Company addressed the Travel Plaza Segments liquidity needs by securing additional funds by increasing the amount of its credit card receivable financing and changes in the terms on its financing agreement with Crown Financial, LLC.

The Company overall had a net loss of $2.5 million and $6.8 million for the three and six month period ended December 31, 2007, respectively and used cash in operations of $3.7 million for the six month period ended December 31, 2007.

The Company overall had a working capital deficiency of $8.5 million at December 31, 2007 compared to a working capital deficiency of $3.6 million at June 30, 2007. The increase in the working capital deficiency of $4.9 million was primarily due to an increase in the Company’s trade payables after applying the $8.4 million of advances to related parties and additional short term financings.

As of December 31, 2007, the Company had a cash balance of $1.9 million and $1.4 million of available borrowings through its credit line facility, potentially offset by $3.5 million in obligations for funds received in advance under the pre-purchase fuel program.

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

Subsequent to December 31, 2007, the Company executed numerous financing agreements, sold certain assets and engaged in other activities to enhance its liquidity (See, Note 18 to Financial Statements, “Subsequent Events”).

The Company must also bring current each of its delinquent SEC filings as part of a plan to raise additional capital. In addition to the filing of this Form 10-Q for the quarter ended December 31, 2007, the Company must also complete and file its Reports on Form 10-Q for the quarters ended March 31, 2008, September 30, 2008 and its Annual Report on Form 10-K for the year ended June 30, 2008.  Achieving filing compliance is critical to the financial health of the Company since it will permit the Company to raise funds for equity investments which would replace debt.  The Company has been working diligently toward this goal but has been slowed by factors discussed throughout this Report including a change in its Independent Auditors which has caused the Company substantial delay in filing its Reports.

The Company has also been waiting to receive the final report from the SEC with respect to its Formal Order of Private Investigation. While the Company has no reason to believe there will be a negative finding by the SEC, until the issuance of the SEC’s final report, this will continue to have an adverse impact on the Company’s ability to raise new capital even if the Company achieves filing compliance.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is obligated to purchase # 2 Heating Oil under various contracts with its suppliers. As of December 31, 2007, total open commitments under these contracts were approximately $3.1 million and expire on various dates through the end of August 2008.

Exchange Rate, Interest Rate and Supply Risks

The Company has no exchange rate risks as we conduct 100% of our operations in the United States of America, and we conduct our transactions in US dollars.  The Company is exposed to extensive market risk in the areas of fuel cost, availability and related financing and interest cost.  Increases in our borrowing rates, as small as 100 basis points, could significantly increase our losses and hinder our ability to purchase our fuels for resale.  The slightest disruption in the fuel supply chain could also significantly increase our losses and hinder our ability to purchase our fuels for resale.  The Company has no protection against interest rate risk or supply disruptions.  Other than the above noted futures contracts, the Company does not engage in any other sort of hedging activity and holds no investments securities at December 31, 2007.

 Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer and several other members of the Company's senior management at December 31, 2007. Based on this evaluation, and as noted below, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of  December 31, 2007, the Company's disclosure controls and procedures were not effective, for the reasons discussed below, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the Reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company identified a weakness during the preparation of the September 30, 2006 Form 10-Q. The weakness related to the Company’s loss of its then Chief Financial Officer and the appointment of an Acting Chief Financial Officer. As a result of the SEC’s Formal Order of Private Investigation and the subpoenas issued in connection therewith and the change of the Company’s auditors, the Company became delinquent in filing its SEC Reports During the preparation of the September 30, 2006 Form 10-Q, the Company retained independent consultants with experience in public company disclosure requirements to assist the Chief Executive Officer and the then acting Chief Financial Officer in their respective duties during the review, preparation and disclosures required in SEC rules and regulations.

Changes in Disclosure Controls and Procedures

A new Chief Financial Officer appointed as of September 24, 2007 and the Company continues to engage independent consultants with experience in public company disclosure requirements to assist such officers in their respective duties during the review, preparation and disclosures required in SEC rules and regulations.   The Company believes that its appointment of its new Chief Financial Officer, along with the continued retention of independent consultants, will result in its disclosure controls and procedures being sufficiently effective to insure that the Company will become compliant with its SEC reporting requirements.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

From June 1, 2007 through June 30, 2007, during the post-closing period of the business combination between the Company and Properties, Plazas made $8,374,495 in payments to its fuel supplier, TransMontaigne, on behalf of Properties.  These payments were not made from any capital infusion or advances made by Plazas, but rather were generated from revenues from the ongoing operations of the Travel Plaza Segment. These payments were included in the advances to related parties balance at June 30, 2007. On October 5, 2007, Plazas along with Properties entered into an agreement with TransMontaigne to provide for the continued supply of fuel for the travel plazas, to extend a credit facility of $2.0 million to Plazas to purchase fuel on a pre-paid basis and for Properties to provide certain real property as collateral for its outstanding obligation to TransMontaigne for its fuel purchases prior to the closing of the business combination. As a result of this agreement, certain outstanding trade payables owed by Plazas to TransMontaigne for fuel purchased after the closing of the business combination, as well as payments made by Plazas during that time period for obligations to TransMontaigne owed by Properties for fuel purchases prior to the closing, were reclassified and booked as obligations of Properties. This reclassification correspondingly reduced Plazas obligations to TransMontaigne by the amount of the payments it had made to TransMontaigne during the period from June 1, 2007 through June 30, 2007 on behalf of Properties referred to above. Thereafter, on November 30, 2007, the parties amended their agreement and entered into an Amended and Restated Note Agreement (the “Agreement”), which reduced Plazas’ line of credit for the purchase of fuel on a cash delivery basis to $1,550,000. This reduced line of credit was evidenced by a promissory note (the “Note”) in that amount. The Note does not accrue interest until November 15, 2009 at which point, if the Note is not paid, it accrues interest at 8% per annum. In addition to Plazas’ obligation to TransMontaigne pursuant to the Note, as of September 30, 2007, Plazas owed TransMontaigne the sum of $1.6 million in trade payables for additional fuel it purchased from TransMontaigne after the closing of the business combination. Any payment of these trade payables will correspondingly reduce Properties obligations to TransMontaigne under the Agreement. As part of the Agreement, Properties also made a note to TransMontaigne in an amount, which in accordance with the reclassification, included the payments made by Plazas to TransMontaigne on behalf of Properties during the post-closing transition period. Collateral for the Note and Properties’ obligations to TransMontaigne under the Agreement are certain real property owned by Properties. The Company and Properties are currently in the process of renegotiating the terms of the Agreement.

On October 17, 2007, the Company entered into a loan agreement with S&S NY Holdings, Inc. (“S&S”) for $500,000 to purchase #2 heating fuel. The term of the agreement is for 90 days with an option to refinance at the end of the 90 day period for an additional 90 days. The repayment of the principal amount will be $.10 cents per gallon of fuel sold to the Company’s customers excluding pre-purchase gallons. An additional $.075 per gallon will be paid as interest. The agreement also provides that in each 30 day period the interest amount can be no less than $37,500.00.  The amount outstanding on this note at December 31, 2007 was $402,144.  As of January 17, 2008 the Company had repaid $100,000 and exercised its right to refinance the amount until March 31, 2008.  The Company has provided for repayment of this loan in exchange for granting S&S a 49% interest in Able Energy NY, Inc., a wholly owned subsidiary of the Company, and a 90% interest in the Company’s Easton and Horsham, PA operations (“Able PA”). Thereafter, on October 31, 2008, the Company was granted the right to repurchase S&S's interests in Able NY and Able PA.  See “S&S Settlement Agreement” and “Amendment to the S&S Settlement Agreement”, in Note 18 to the Financial Statements, “Subsequent Events”.

On November 2, 2007, the Travel Plaza segment of the Company refinanced its loan against credit card receivables with Credit Cash, LLC for an additional amount of $1,100,000.  There are certain provisions in the agreement, which allows Credit Cash to increase the withholding, if the amount it is withholding is not sufficient to satisfy the loan in a timely manner. This repayment percentage was increased to 20% in April 2008 due to suspension of diesel sales in several of the Company’s travel plaza locations due to pricing and cash flow issues.  This percentage was renegotiated in August 2008 down to 12%.  As of December 31, 2007, the outstanding balance of the loan was $898,057.

On November 9, 2007, the Oil Segment of the Company and its subsidiary, PriceEnergy.com, refinanced their loans with Credit Cash, LLC in the amount of $1,100,000.

On December 20, 2007, the Company entered in to a second loan agreement with S&S for $500,000 to purchase #2 heating fuel.  The term of the agreement is through March 31, 2008.  The repayment of principle is not due until the maturity date.  An additional $0.075 per gallon will be paid as interest. The agreement also provides that in each 30-day period the interest amount can be no less than $37,500.  The outstanding balance on this loan was $500,000 at December 31, 2007.  The Company has also provided for repayment of this loan in exchange for granting S&S a 49% interest in Able Energy NY, Inc., a wholly owned subsidiary of the Company, and a 90% interest in the Company’s Easton and Horsham, PA operations (“Able PA”). Thereafter, on October 31, 2008, the Company was granted the right to repurchase S&S's interests in Able NY and Able PA.  See “S&S Settlement Agreement” and “Amendment to the S&S Settlement Agreement”, in Note 18 to the Financial Statements, “Subsequent Events”.

On December 28, 2007, the Company received an over advance in the amount of $250,000 on its line of credit with Entrepreneur Growth Capital, LLC. Terms on the over advance were thirty days.

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

10.25
Account Purchase Agreement between All American Plazas, Inc. and Crown Financial, LLC dated January 8, 2007 (incorporated herein by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2007 (the “September 30, 2007 Form 10-Q”)).

10.26
Account Purchase Agreement Modification between All American Plazas, Inc. and Crown Financial, LLC dated June 29, 2007 effective July 1, 2007 (incorporated herein by reference to Exhibit 10.26 to the September 30, 2007 Form 10-Q).

10.27	Receivables Financing Agreement between All American Plazas, Inc. and Credit Cash, LLC dated July 16, 2007 (incorporated herein by reference to Exhibit 10.27 to the September 30, 2007 Form 10-Q).

10.28	Consulting Agreement between PriceEnergy.com, Inc. and Axis Consulting Services dated August 27, 2007 (incorporated herein by reference to Exhibit 10.28 to the September 30, 2007 Form 10-Q).

10.29	Fuel Financing Agreement dated October 17, 2007 between the Company and S&S NY Holdings, Inc. together with First Amendment thereto dated February 5, 2007. *

10.30	Credit Card Receivables Purchase Agreement between All American Plazas, Inc. and Credit Cash, LLC dated November 2, 2007. *

10.31	Credit Card Receivables Advance Agreement between Able Oil Company and Credit Cash, LLC dated November 7, 2007. *

10.32	Credit Card Receivables Advance Agreement between PriceEnergy.com, Inc. and Credit Cash, LLC dated November 7, 2007. *

10.33	Amended and Restated Note Agreement dates as of November 30, 2007 between the Company, All American Plazas Inc., All American Properties, Inc. and TransMontaigne Product Services, Inc. *

10.34	Fuel Financing Agreement dated December 20, 2007 between the Company and S&S NY Holdings, Inc. *

10.35	Over Advance Agreement between the Company, Able Oil Company, Able Energy New York Inc., Able Energy Terminal LLC, Able Propane LLC and Entrepreneur Growth Capital LLC dated December 28, 2007. *

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Able Energy, Inc.

By:	/s/ Gregory Frost
Gregory Frost
Chief Executive Officer

By:	/s/ Daniel L. Johnston
Daniel L. Johnston
Chief Financial Officer

November 13, 2008