Form 10-K
period 2008-06-30
ABLE ENERGY INC
filed 2008-11-17
CIK 1065728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if s smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2.7 million on December 31, 2007, based on the last reported sales price of the registrant’s common stock on the Pink Sheets on such date. All executive officers, directors and 10% or more beneficial owners of the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, “affiliates” of the registrant.

As of November 14, 2008, there were 14,965,389 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

ABLE ENERGY, INC. AND SUBSIDIARIES
FORM 10-K
For the Years Ended
June 30, 2008 and 2007

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

Overview

During the year ended June 30, 2008, the Company’s total revenues were $276.4 million.  The Company is engaged in two primary business activities, organized in two segments; the Oil Segment and the Travel Plaza Segment.

The Company’s Oil Segment, consisting of Able Oil, Able NY, Able Melbourne, Able Energy Terminal, LLC and PriceEnergy, is engaged in the retail distribution of, and the provision of services relating to, #2 home heating oil, propane gas, kerosene and diesel fuels. In addition to selling liquid energy products, the Company offers complete heating, ventilation and air conditioning (“HVAC”) installation and repair and other services and also markets other petroleum products to commercial customers, including on-road and off-road diesel fuel, gasoline and lubricants.  During the year ended June 30, 2008, the Oil Segment accounted for $74.5 million of the Company’s net revenues.  On February 8, 2008, the Company sold the assets and liabilities of Able Melbourne to a former employee of Able Melbourne.  Please refer to Able Melbourne below for further disclosure relating to this sale.  Please refer to Note 21 - Subsequent Events, found in the Notes to the Consolidated Financial Statements, for disclosure relating to the July 22, 2008 sale of 49% of the common stock of Able NY and the sale of a portion of the Company’s Oil Segment operations in Easton and Horsham PA (“Able PA”) and the subsequent right granted to the Company on October 31, 2008 to repurchase those shares of stock in Able NY and the interest in Able PA.

The Company’s Travel Plaza Segment, operated by Plazas, is engaged in the retail sale of food, merchandise, fuel, personal services, onsite and mobile vehicle repair, services and maintenance to both the professional and leisure driver through a current network of 10 travel plazas, located in Pennsylvania, New Jersey, New York and Virginia.  During the year ended June 30, 2008, the Travel Plaza Segment accounted for $201.9 million of the Company’s net revenues.

Oil Segment

During the year ended June 30, 2008, sales of heating oil accounted for approximately 73% of the Oil Segment’s net revenues. The remaining 27% of revenues were from sales of gasoline, diesel fuel, kerosene, propane gas, home heating equipment services, central air conditioning sales and service and related sales. As of the date of this Annual Report, the Oil Segment currently serves approximately 29,000 home heating oil customers from three locations, which are located in Rockaway, New Jersey, Easton, Pennsylvania and Warrensburg, New York.

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

The Oil Segment delivers with its own fleet of 33 custom fuel oil trucks, 3 propane trucks and 4 owner-operator fuel oil delivery trucks. The Oil Segment's fuel trucks have fuel capacities ranging from 3,000 to 8,000 gallons. Each vehicle is assigned to a specific delivery route, and services between 4 and 40 customer locations per day depending on market density and customers' fuel requirements. The Oil Segment also operates 23 Company-owned service vans and one owner-operated service van, which are equipped with state of the art diagnostic equipment necessary to repair and/or install heating equipment. The number of customers each van serves primarily depends upon the number of service calls received on any given day.

Able Oil

Able Oil was established in 1989 and is the Company's largest Oil Segment subsidiary, accounting for approximately 63% and 69% of the Oil Segment's total revenues for the years ended June 30, 2008 and 2007, respectively.  Able Oil is headquartered in Rockaway, New Jersey, and serves approximately 16,000 oil customer accounts throughout northern New Jersey, primarily in Morris, Sussex, Warren, Passaic and Essex counties, from its distribution terminal in Rockaway, New Jersey and in Pennsylvania, primarily in Northampton and Lehigh counties and from its distribution terminal in Easton, Pennsylvania. Of these accounts, approximately 92% are residential customers and 8% are commercial customers.

Of the Oil Segment's 33 fuel oil trucks, 30 are reserved for use by Able Oil, of which 25 trucks operate from the Rockaway facility and 5 trucks operate from the Easton, Pennsylvania facility. In addition, Able Oil utilizes the services of five owner-operated trucks. Each owner-operator is under contract with the Company, which provides that each owner operator is responsible for all vehicle-operating expenses including insurance coverage.  All of the trucks, including the owner-operated trucks, are well marked with the Oil Segment's logo and contact information.

Able Oil's fuel oil delivery trucks, which operate from the Rockaway facility, and the owner-operator trucks, acquire fuel inventory at the Company's terminal facility in Rockaway, New Jersey. Dispatch of fuel oil trucks is conducted from the Rockaway terminal facility. Billing is conducted from the Company’s corporate headquarters in Rockaway.

The Rockaway and Newton (which is currently out of service) facilities have the capacity to store 3.0 million gallons and 200,000 gallons of fuel, respectively. Please refer to Note 21 - Subsequent Events, found in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report for disclosure regarding the Company's lease of the Newton facility. During seasons where demand for heating oil is higher, or when wholesale oil prices are favorable, a slightly larger inventory is kept on hand. However, management generally believes that high inventory turnover enables the Oil Segment to rapidly respond to changes in market prices. Thus, management typically employs a "just in time" inventory practice and rarely stores fuel to capacity levels. Additional fuel oil purchases are made daily on the spot market using electronic funds transfers. Able Oil transports its fuel purchases from wholesale purchase sites to its Rockaway facility with two tractor-trailer tankers owned by the Oil Segment, and by other outside vendors that are contracted by the Oil Segment to provide additional fuel transport capacity.

Able Oil's oil burner service operates out of the Route 46 facility in Rockaway, New Jersey. Able Oil dispatches a total of 19 service vans, plus one owner-operated service van.

Please refer to Note 21 - Subsequent Events, found in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report, for disclosure relating to the Company’s July 22, 2008 sale of 90% of its interest in Able Oil’s Easton and Horsham, Pennsylvania operations and the subsequent right granted to the Company on October 31, 2008 to repurchase that interest by the Company.

Able Melbourne

Able Melbourne (currently inactive, see below) was established in July 1996, and was located in Cape Canaveral, Florida. For the year ended June 30, 2008, revenues from Able Melbourne accounted for approximately 5% of the Oil Segment's total revenue. Able Melbourne was engaged primarily in the sale of diesel fuel for commercial fleet fueling and other on-road vehicles, and dyed diesel fuel, which was used for off-road vehicles and purposes, including commercial and recreational fishing vessels, heating oil, and generator fuel. Additionally, a small portion of Able Melbourne's revenue was generated from the sale of home heating oil, lubricant and lubricant products. Able Melbourne served approximately 200 customer accounts in Brevard County, Florida, primarily in the Cape Canaveral area.

Able Melbourne delivered fuel with two fuel delivery trucks, which were capable of storing 6,000 gallons of fuel, in the aggregate. Because Able Melbourne's peak season was at the opposite time of the year than the rest of the Oil Segment’s, during this season, Able Melbourne used one of Able Oil's trucks to meet its demands. Able Melbourne did not have facilities to store fuel oil beyond what was held on its trucks, and thus, purchased fuel inventory from local refineries. However, since Able Melbourne is located only three miles from the bulk storage facility, the lack of inventory capacity was not material to the Oil Segment's operations or revenues.

On February 8, 2008 (the “Closing Date”), the Company and Able Melbourne executed an Asset Purchase Agreement (“APA”) with Able Oil of Brevard, Inc. (“Able Brevard”), a Florida corporation, owned by a former employee of Able Melbourne.  For consideration in the amount of $375,000, the APA provided for the sale to Able Brevard of all of the tangible and intangible assets (excluding corporate books and records), liabilities and lease obligations of Able Melbourne, as is, on the Closing Date.  As a result of this transaction, the Company recorded a loss on the sale in the amount of $121,634, of which $40,000 was accrued to expense in the year ended June 30, 2007 and the balance of $81,634 was charged to expense in the year ended June 30, 2008.

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

Please refer to Note 21 - Subsequent Events, found in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report, for disclosure relating to the Company’s July 22, 2008 sale of 49% of the common stock of Able NY and the subsequent right granted to the Company on October 31, 2008 to repurchase those shares of stock in Able NY.

PriceEnergy

PriceEnergy started business in October 2000, and as of June 30, 2008 was a 67.3% owned subsidiary of Able.  On September 22, 2008, the Company’s ownership interest in PriceEnergy was increased to 92%. See, Note 21 - Subsequent Events to the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.  PriceEnergy was developed in order to bring about efficient transactions in the liquid fuels market by streamlining the ordering and delivery process utilizing Internet technology. PriceEnergy has developed a business technology platform that enables it to sell and deliver liquid fuels and related energy products. This has been possible by utilizing a branded distribution channel of dealers and the Oil Segment’s own delivery network. By leveraging its proprietary Internet technology and wireless dispatch platform, PriceEnergy has achieved cost leadership while providing it with a competitive advantage in the industry.

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

PriceEnergy processed orders for approximately 5.8 million gallons of #2 home heating oil over the Internet through PriceEnergy.com in the fiscal year ended June 30, 2008.

Travel Plaza Segment

Acquisition of Travel Plaza Assets

On May 30, 2007, the Company completed its business combination with its largest shareholder, All American Plazas, Inc. a Pennsylvania corporation.  Subsequent to the business combination, All American Plazas, Inc. changed its name to All American Properties, Inc. (“Properties”). This business combination resulted in the Company acquiring the operating assets of eleven multi-use truck stop plazas, formerly operated by Properties, and assuming certain of Properties debt. (One of the acquired plazas, Strattanville, Pennsylvania, was subsequently shut-down in April, 2008 due to unprofitable operations at that site.)  Properties retained ownership of the underlying real property on which each of the acquired travel plazas was situated.  Able formed a new wholly-owned subsidiary, All American Plazas, Inc. (“Plazas”), a Delaware corporation, to operate the acquired plazas.  Able also acquired a ten year option to acquire any of the travel plaza real estate owned by Properties, providing that the Company assume all existing debt obligations related to the applicable properties or refinance the existing debt with a new loan.  The option has been valued at $5.0 million and is exercisable as long as the Plaza’s leases relating to the applicable real estate remain in effect.  The Plaza leases automatically renew, upon the mutual consent of Plazas and Properties, for consecutive one-year terms so that the total term of each lease shall be for a period of ten years.

The Company issued to Properties 10 million restricted shares of its common stock in consideration for the business combination, which was approved by more than 90% of the Company’s disinterested stockholders at a special meeting of Able's stockholders held on August 29, 2006.

In addition, the Company issued 1,666,667 shares in the name of Properties, held in escrow. In the event that Able's Board, in exchange for additional consideration from Properties, agrees to assume Properties obligations as to certain convertible debentures it had previously issued, then the escrowed shares will be issued to the debenture holders that elect to convert their debentures into Able common stock, with any remaining escrowed shares to be released to Properties. The Board's determination to assume the convertible debentures will be based on whether or not the debenture holders elect to convert their respective debentures into shares of the Company’s common stock and the additional consideration to be provided by Properties. In the event that the debenture holders do not elect to convert or the Board does not agree to assume the debenture obligations, then all of the shares held in escrow will be released to Properties.

As a result of the closing of the business combination with Properties, as of May 30, 2007, Able had 14,808,090 shares of common stock issued and outstanding (which includes the 1,666,667 shares held in escrow). As of May 30, 2007, Properties was the owner of record of 12,666,667 shares of the Company’s common stock (including the shares held in escrow), or approximately 85.5% of Able's outstanding shares. The closing price of the Company’s common stock on May 30, 2007 was $1.65.

Both Properties and its controlling stockholder have agreed to a voting lock-up of the shares that Properties holds in Able regarding election of members of the Company’s Board until such time as Properties and its majority stockholder no longer hold a majority of Able's issued and outstanding shares of common stock.

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

The Travel Plazas Segment’s facilities are designed to offer a number of benefits to truck fleet operators and drivers.  These benefits generally include well-lit and fenced parking lots to enhance security for drivers, trucks, and freight; spacious parking areas and traffic flow patterns designed to reduce accidents; and fewer stops and out-of-route miles through the use of one-stop, multi-service facilities.  The facilities offer separate gas and diesel fueling islands, restaurants, truck preventative maintenance and repair services and travel and convenience stores offering an array of merchandise selected to cater to professional truck drivers’ needs during their long periods away from home.  Additionally, the Travel Plazas provide amenities such as telephones, fax machines, computers and other communication services, photocopying and postal services.  The Travel Plazas also offer certified truck weighing scales, truck washes, laundry facilities, private showers, game, television and movie rooms, and barber shops.  Set forth below is information with respect to each of the Travel Plazas operated by the Company’s wholly-owned subsidiary, All American Plazas, Inc.

Frystown All American, Pennsylvania

This facility is comprised of a full-service truck stop situated on an approximately 50 acre irregularly shaped site conveniently located on the west side of Route 645, less than 1/4 mile south of exit 10 of Interstate 78.  The property is equipped with restaurant/driver amenities (showers, lounge, etc.) and a motel/convenience store facility.  The stop was built in 1972.  A part metal-and-concrete block five-bay truck repair building and a metal maintenance building are 100% occupied.  The improvements encompass approximately 30,000 square feet.

Clarks Ferry All American, Pennsylvania

This facility is comprised of a full-service truck stop situated on an approximately 7.4 acre irregularly shaped site conveniently located on the east side of Benvenue Road (Route 22/322), less than 1/2 mile south of US Route 11 / 15.  The property is equipped with a 17,100 square foot truck stop facility that was built in 1990 and is 100% occupied.  The improvements include 8,800 square foot one-story (with a basement) restaurant/driver amenities (showers, lounge, etc), convenience store facility, a 2,000 square foot two-story single-family house, a 2,500 square foot two-story 8-unit single room facility, a 2,700 square foot two-story management building, and a 1,100 square foot two-story concrete maintenance building.

Breezewood Petro, Pennsylvania

This facility is comprised of a full-service truck stop situated on an approximately 7.7 acre irregularly shaped site conveniently located just south of Route 30, just east of Interstate 70 and just west of Interstate 76. The property is equipped with a 16,500 square foot truck stop facility that was built in 1963 and is 100% occupied. The improvements include a 14,400 square foot one-story (with a basement) restaurant/driver amenities /convenience store facility, and a 2,100 square foot two-story concrete-block truck repair building. An action has been commenced by the franchisor against Properties and Plazas for an alleged breach of the Petro franchise agreement with respect to this plaza. Plazas believes it has adequate defenses and counterclaims with respect to this action. See, Note 21, Subsequent Events – Litigation, in the notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

Carlisle Gables, Pennsylvania

This facility is comprised of a full-service truck stop situated on an approximately 8.0 acre irregularly shaped site conveniently located off of Interstate 81 (Exit 52) as well as Interstate 76, or the Pennsylvania Turnpike (Exit 16). The site is equipped with a brick 3,500 square foot one-story gasoline station/convenience store and truck wash building that was built in 1987 and is 100% occupied. Effective November 1, 2008, All American Plazas, Inc. (“Plazas”) subleased the operation of this plaza to an independent third party for a term of three years. Plazas determined the sublease of this facility would cut its costs, but maintained the right to supply the fuel to this plaza on a cost plus basis which it believes will result in a net profit to the Company. The sublease provides for the purchase of the existing inventory. See, Note 21, Subsequent Events – Sublease of the Plazas, in the notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

Frystown Gables, Pennsylvania

This facility is comprised of a full-service truck stop situated on an approximately 10 acre irregularly shaped site conveniently located on the east side of Route 645, less than 1/4 mile south of Exit 10 of Interstate 78. The property is equipped with a masonry-panel 2,200 square foot one-story gasoline station/convenience store facility including amenities (showers) that was built in 1990 and is 100% occupied. There are approximately an additional 40 acres of industrial/commercial-zoned land located adjacent to this facility that has been approved for subdivision, but no plans are currently in place to develop the land.  Effective November 1, 2008, All American Plazas, Inc. subleased the operation of this plaza to an independent third party for a term of three years. Plazas determined the sublease of this facility would cut its costs, but maintained the right to supply the fuel to this plaza on a cost plus basis which it believes will result in a net profit to the Company. The sublease provides for the purchase of the existing inventory and a three month abatement of rent. See, Note 21, Subsequent Events – Sublease of the Plazas, in the notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

Doswell All American, Virginia

The facility is comprised of a full-service truck stop situated on an approximately 54.3 acre irregularly shaped site conveniently located on the northeast quadrant of King’s Dominion Boulevard (Route 30) and Interstate 95 (Exit 98), approximately 12 miles north of Richmond, Virginia. Approximately 20 acres of this facility consist of business-zoned land that has been approved for a recreational vehicle park. The property consists of a two-story restaurant, retail, and restaurant/retail/service building, a two-story EconoLodge Motel, and a truck wash and service building built in 1964. The motel is a concrete block structure with 86 rooms, and the truck wash and service building is a concrete block structure with two wash and five service bays. The building area encompasses approximately 81,400 square feet. On May 12, 2008, Plazas entered into a sale agreement with T.S.O., Inc. (“TSO”) for the sale of Plaza’s assets located at its leased Doswell, VA travel plaza.  In exchange for total consideration to Plazas of approximately $0.4 million, Plazas has agreed to transfer to TSO title to all tangible and intangible assets (excluding corporate records) and liabilities relating to the operations of the Doswell, VA travel plaza.  Under the sale agreement, TSO had until October 12, 2008 to obtain and deliver a firm commitment letter for the purchase price. By letter dated November 6, 2008, the owner of the real property underlying the Doswell travel plaza sent a notice to TSO terminating the contract of sale.  During the period July 12, 2008 through termination of the contract of sale, TSO is obligated to pay the Company rent in the amount of $75,000 per month.

All American Belmont, New York

The facility is comprised of a full-service truck stop situated on an approximately 9.4 acre irregularly shaped site conveniently located off of State Route 17 (Exit 30) and at the  intersection of State Route 19 and County Road 20. The site is equipped with a frame one-story gasoline station/convenience store building (amenities not included) as well as two ancillary storage sheds (450 SF and 120 SF). The buildings were built in 1977, renovated in 1999, and are 100% occupied.

All American Carney’s Point, New Jersey

This facility is comprised of a full-service truck stop situated on an approximately 11.0 acre irregularly shaped site conveniently located off of Interstate 95 (Exit 1), or the New Jersey Turnpike as well as Interstate-295 (Exit 2). The property is equipped with a masonry one-story gasoline station, convenience store/restaurant building (amenities not included) as well as a truck garage building. The buildings were built in 1970, renovated in 1995, and are 100% occupied. The two buildings have an aggregate area of 9,500 square feet. Properties, the owner of the real property underlying this plaza, sought to refinance the property because the term of the loan with the lender was about to terminate. Properties was unable to refinance due to current economic conditions resulting in the lender obtaining a judgment of foreclosure. However, the parties are continuing to discuss a restructuring of the loan and Plazas is also considering its right of purchase by refinancing the existing loan encumbering the property. To date neither the lender nor Properties has taken any steps to terminate the lease and Plazas continues to operate this plaza.

Harrisburg Gables, Pennsylvania

This facility is comprised of a full-service truck stop situated on an approximately 9.7 acre irregularly shaped site conveniently located on the north side of Linglestown Road (Route 39), approximately 1/4 mile east of Exit 27 off of Interstate 81 in Harrisburg. The property is equipped with a brick 4,300 square foot one-story gasoline station/convenience store (amenities not included) and Subway franchise that was built in 1991 and is 100% occupied. Effective November 1, 2008, All American Plazas, Inc. (“Plazas”) subleased the operation of this plaza to an independent third party for a term of three years. Plazas determined the sublease of this facility would cut its costs, but maintained the right to supply the fuel to this plaza on a cost plus basis which it believes will result in a net profit to the Company. The sublease provides for the purchase of the existing inventory. See, Note 21, Subsequent Events - Sublease of the Plazas, in the notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

Milton Petro, Pennsylvania

This facility is comprised of a full-service truck stop situated on an approximately 71.9 acre irregularly shaped site conveniently located on the south side of Route 254, less than 1/4 mile west of Exit 215 of Interstate 80 in Milton. The property is equipped with concrete-block truck stop facilities encompassing 37,000 square feet. These facilities were built in 1992, are 100% occupied and include a 275-seat restaurant, a travel/convenience store, a driver’s lounge, a truck wash, showers, scales, and a 5-bay truck repair shop. Separate actions have been commenced against Properties and Plazas by the holder of the mortgage of the real property underlying the plaza. In addition, an action has been commenced by the franchisor against Properties and Plazas for an alleged breach of the Petro franchise agreement with respect to this plaza. Plazas believe it has adequate defenses and counterclaims with respect to these actions. See, Note 21, Subsequent Events – Litigation, to the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

All American Plazas at Strattanville

This facility is comprised of a full-service truck stop situated on an approximately 63.9 acre irregularly shaped site conveniently located on the north side of Route 322, less than a 1/4 mile south of exit 70 of Interstate 80 in Strattanville. Approximately 35 acres of this site is considered excess land. The property is equipped with a masonry-panel 16,650 square foot two-story multi-purpose rest area, amenities (showers) and a 5,925 square foot garage facility.  The Company determined in April 2008 to close this plaza since it was experiencing substantial, continuing losses. The Company is presently considering reopening the facility, but limiting its operations to the sale of gasoline and the convenience store and restaurant located on the premises.

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

July 27, 2005 Loan to Properties

The Company loaned Properties $1,730,000 as evidenced by a promissory note dated July 27, 2005. As of June 30, 2008, this note and related interest was paid in-full. The interest income related to this note for the years ended June 30, 2008 and 2007 was $152,721 and $164,350, respectively.

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

Laurus Master Fund, Ltd. (“Laurus”) Agreement

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

In connection with the claim of default, Laurus claimed an acceleration of maturity of the principal amount of the Note of $1,000,000 and approximately $154,000 in default payment (“Default Payment”) as well as accrued interest and fees of approximately $12,000. On March 7, 2007, Laurus notified the Company that it waived the event of default and that Laurus had waived the requirement for the Company to make the Default Payment.  The Company and Laurus are in discussions to modify the term of the loan.

Effect of Change in General Economy

The Company's business is relatively unaffected by business cycles. Because fuel oil, propane and gasoline are such basic necessities, variations in the amount purchased as a result of general economic conditions are limited; however, the Company is affected by the cost of fuel it purchases for resale to its residential and commercial customers as well as weather conditions, especially regarding the sale of heating oil.

Customer Stability

The Oil Segment has a relatively stable customer base due to the tendency of homeowners to remain with their traditional distributors. In addition, a majority of the homebuyers tend to remain with the previous owner's distributor. As a result, the Oil Segment’s customer base each year includes most customers retained from the prior year, or homebuyers who have purchased from such customers. Like many other companies in the industry, the Oil Segment delivers fuel oil and propane to each of its customers an average of six times during the year, depending upon weather conditions and historical consumption patterns. Most of the Company's customers receive their deliveries pursuant to an automatic delivery system, without the customer having to make an affirmative purchase decision each time home heating oil or propane is needed. In addition, the Oil Segment provides home heating equipment repair service on a seven-days-a-week basis. No single customer accounts for 10% or more of the Oil Segment’s consolidated revenues.  Based upon current economic conditions, the Company anticipates certain of its customers to experience credit problems which may have an unfavorable effect on the Company’s sales.

The Travel Plaza Segment also has a relatively stable customer base due to the tendency of both the professional and leisure drivers to remain with their traditional, familiar service providers.  As a result, the Travel Plaza’s customer base includes most customers retained from prior years. Like many other companies in the industry, the Travel Plaza Segment’s operation delivers fuel, food and related travel services and merchandise to their customers 24 hour a day.  No single customer accounts for 10% or more of the Travel Plaza Segment’s consolidated revenues. Based upon current economic conditions, the Travel Plaza Segment has and continues to experience an approximate 35% reduction in over the road truck traffic, which negatively impacts the Travel Plaza Segment sales of fuel and merchandise.

Product Lines

The Travel Plaza Segment accounted for $201.9 million of the Company’s revenue for the year ended June 30, 2008.  Of this amount, approximately 86% related to fuel sales with the balance related to lodging, food, services, maintenance and merchandise sales.  The Travel Plaza Segment facilities generally operate 24 hours a day, seven-days-a-week.

In fiscal year 2008, sales of #2 heating oil accounted for approximately 73% of the Oil Segment's revenues. The remaining 27% of revenues were from sales of gasoline, diesel fuel, kerosene, propane, home heating equipment services and related sales. The Oil Segment installs heating equipment and repairs such equipment on a 24 hours a day, seven-days-a-week basis, generally within four hours of request.

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

Research and Development

During the past two fiscal years ending June 30, 2008, the Company has not engaged in any research and development activities.

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

Environmental matters relating to the Oil Segment include the following:

Related to its 1999 purchase of the property on Route 46 in Rockaway, New Jersey, the Company settled a lawsuit with a former tenant of the property and received a lump sum settlement of $397,500. This sum was placed in an attorney’s escrow account for payment of all environmental remediation costs. Through June 30, 2008, Able Energy Terminal, LLC has been reimbursed for approximately $310,500 of costs and another $87,000 are not reimbursed and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet included elsewhere in this filing and must be presented to the attorney for reimbursement. The environmental remediation is currently in progress on this property.  The majority of the “free standing product” has been extracted from the underground water table.  The remainder of the remediation will be completed over the course of the next eight to ten years using natural attenuation and possible bacterial injection.

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

Environmental regulation for the Travel Plaza Segment generally falls into four primary categories: (a) sewage treatment plants; (b) storm water and spill runoff control; (c) tanks and lines used for delivery of petroleum products; and (d) waste product disposal.  The Travel Plaza Segment owns and operates three on-site sewage treatment plants at its Pennsylvania locations - Frystown, Milton, and Clarks Ferry.  All three plants must be monitored and maintained daily by licensed operators.  The Travel Plaza Segment does have some employees who are licensed operators but has also engaged the services of an outside company that specializes in the operation of treatment plants.  They collect effluent samples, handle all reports that are submitted monthly to the state and procure any permits as required.  The plants must all comply with strict standards of structural integrity and effluent concentrations, as they all discharge directly to streams and rivers.  Storm water and spill control is critical, especially at those locations that are adjacent to waterways.

The State of Pennsylvania maintains an active Underground Storage Tank Indemnification Fund (“USTIF”).  The Travel Plaza Segment pays money into the USTIF based on tank capacity for diesel fuel and actual gallons of gasoline purchased.  The Travel Plaza Segment must also abide by guidelines relating to the disposal of waste products.  All battery cores are taken back by their original suppliers.  Tire casings are collected in trailers and hauled away by a certified recycler, and all oil filters are crushed and drained prior to disposal.  Waste oil is either burned in our own heating systems or sold to a certified recycler.

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

The Travel Plaza Segment is subject to various governmental regulations.  These include the collection and payment of taxes, complying with government standards, and maintaining various government permits and licenses.  All fuel island equipment must follow the standards set forth by the Bureau of Weights & Measures.  The bureau inspects and tests fuel equipment twice annually.  Fuel islands must also have adequate cut-off switches and systems in the event of an accidental spill or fire.  The scales at each location are tested annually.  Each scale operator must have a public weighmaster license, which is issued by the Bureau of Standard Weights.  Most of the locations have eating establishments that must follow regulations set forth by the applicable state, as well as the posting of a license issued annually by the Department of Agriculture.  Inspections of the Travel Plaza Segment’s restaurants are performed by the respective states to verify compliance with restaurant standards for food storage and preparation.  Fire suppression systems are also required in all cooking areas and are subject to periodic inspection.  Each retail store is required to post a Cigarette Dealer license (or similar license).  In Pennsylvania, this is issued by the Department of Revenue Bureau of Business Trust Fund.  In Pennsylvania, the Department of Health issues a certificate of registration, which is required to conduct and maintain a facility in accordance with the provisions of the Controlled Substance, Drug, Device and Cosmetic Act #64, approved September 9, 1972.  The Travel Plaza Segment is also subject to various standard taxes.  These taxes include federal and state corporate taxes, sales tax, payroll tax, tire recycling fees and occupancy taxes.  The Travel Plaza Segment also collects motor fuel taxes from customers.  These motor fuel taxes are withheld by our suppliers upon our purchase of fuel and the supplier files and pays the motor fuel taxes.  The Travel Plaza Segment does not directly file motor fuel tax returns for gasoline or diesel in Pennsylvania, but does do so in New Jersey.  All “Pressure Vessels” in Pennsylvania are regulated by the Bureau of Occupational and Industrial Safety, which is part of the Pennsylvania Department of Labor and Industry.  Pressure vessels include boilers that can be a component of a location’s hot water and/or heating system, and also all air compressors.  Air compressors are used in our truck repair facilities, and could also be part of a location’s water delivery or HVAC systems.  They must be registered with the state and are inspected annually.

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

Employees

As of June 30, 2008, the Company’s full-time employment totaled 501 individuals.

As of June 30, 2008, the Oil Segment’s full-time employment totaled 70 individuals. From October through March, the Oil Segment’s peak season, the Oil Segment employs approximately 120 persons. From April through September, the Oil Segment generally employs approximately 90 persons. Currently, there are no organized labor unions representing any of the employees of the Oil Segment or any of its related companies and management considers relations with its employees to be good.

As of June 30, 2008, the Travel Plaza Segment’s full-time employment totaled 431 individuals. Employment levels remain relatively stable throughout the year.  Currently, there are no organized labor unions representing any of the employees of the Travel Plaza Segment or any of its related companies and management considers relations with its employees to be good.

Item 1A. Risk Factors

Set forth below are certain risks and uncertainties relating to our business that the Company has elected to disclose, although not required to do so because we are a Smaller Reporting Company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

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

 Our management believes that  currently  available  funds  will  not  be sufficient  to sustain our  operations  at current  levels  through the next twelve months.  The Company has incurred losses from continuing operations during the years ended June 30, 2008 and 2007 of approximately, $12.9 million and $6.6 million, resulting in an accumulated deficit balance of approximately $30.6 million as of June 30, 2008. At June 30, 2008, we had $3.0 million in cash and cash equivalents and a working capital deficiency of $12.9 million.  Our ability to continue to operate at current levels depends  upon,  among other  things,  our ability to generate  sufficient  revenue from  the sale of our  products  and services and  the  receipt of  continued  funding  from our existing short-term and long-term financing sources.

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

The report of our independent registered public accounting firm on our consolidated financial statements as of June 30, 2008 and for the year then ended contains explanatory paragraphs stating that there is substantial doubt as to our ability to continue as a going concern and to indicate that the June 30, 2006 auditors did not consent to reissue its report in the filing of the June 30, 2007 Annual Report on Form 10-K. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. This uncertainty may affect our ability to raise additional capital and may also negatively impact our relationships with current and potential suppliers and customers.

These are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial may also impair our business. If any of the following risks actually occur, the business, operating results or financial condition could be material adversely affected.

We have a history of operating losses and expect to sustain losses in the future and may still sustain losses in the future even if we successfully and efficiently integrate the assets of Properties into our business

We have experienced significant operating losses in five out of the last seven fiscal years.  For the year ended June 30, 2008, we had a loss of approximately $12.9 million.  We also expect to incur a loss for the fiscal year ending June 30, 2009.

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

Substantial long-term debt may adversely impact our long-term ability to expand

As of June 30, 2008, we had long-term liabilities of $3.9 million. Our ability to satisfy such obligations will depend on our future operating performance, which will be affected by, among other things, prevailing economic conditions and financial, business and other factors, many of which are beyond our control. There can be no assurance that we will be able to service our indebtedness. If we are unable to service our indebtedness, we will be forced to examine alternative strategies that may include actions such as reducing or delaying capital expenditures, restructuring or refinancing our indebtedness, or the sale of assets or seeking additional equity and/or debt financing.   There can be no assurance that we will be able to implement any of these strategies even if the need arises.

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

Liquidity and going concern uncertainty

Our net loss for the year ended June 30, 2008, was $12.9 million, including non-cash charges totaling approximately $3.8 million. The Company has been funding its operations through financing its receivables and credit card receivables, an asset-based line of credit, the issuance of convertible debentures and the proceeds from the exercise of options and warrants.  The Company will need some combination of new financing, restructuring of existing financing, improved receivable collections and/or improved operating results in order to maintain adequate liquidity over the course of the 2009 fiscal year.

As of June 30, 2008, the Company had a cash balance of approximately $3.0 million, of which $1.5 million represents an obligation for funds received in advance under the pre-purchase fuel program.  At June 30, 2008, the Company had available borrowings through its credit line facility of $0.8 million.  In order to meet our liquidity requirements, the Company continues to explore financing opportunities available to it.

The Company is attempting to expand the customer base of its Oil Segment and is pursuing other lines of business, which include expansion of its current commercial business into other products and services such as bio-diesel, solar energy and other energy related home services.  The Company is also evaluating all of its business segments for cost reductions, consolidation of facilities and efficiency improvements.  There can be no assurance that we will be successful in our efforts to enhance our liquidity situation.

The accompanying Consolidated Financial Statements included elsewhere in this filing have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from continuing operations during the years ended June 30, 2008 and 2007 of $12.9 and $6.6 million, respectively.  Net cash used in operations during the years ended June 30, 2008 and 2007 was $3.6 million and $1.3 million, respectively.  At June 30, 2008, the Company has a working capital deficiency of $12.9 million.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Consolidated Financial Statements included elsewhere in this filing do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company will require some combination of new financing, restructuring of existing financing, improved receivable collections and/or improved operating results in order to maintain adequate liquidity over the course of the year ending June 30, 2009.   Also, see “Timeliness of future SEC filings”, below.

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

Registration rights agreements

On July 12, 2005, the Company consummated a financing with certain purchasers in the sale of $2.5 million of Variable Rate Convertible Debentures (the "Debentures"). The Debentures may be converted at the option of the purchasers into shares of our common stock at a conversion price of $6.50 per share. In addition, the purchasers of these Debentures received five (5) year warrants to purchase an aggregate of 192,308 of common stock at an exercise price of $7.15 per share (the “2005 Warrants”).  Pursuant to the Registration Rights Agreement among the parties, the Company filed a registration statement covering the shares of its common stock that may be issued through the conversion of the Debentures and exercise of the 2005 Warrants.  This registration statement was declared effective on December 20, 2005.  Since that date, the purchasers converted into shares of the Company’s common stock approximately $2.4 million of the principal of the Debentures.  The Company has an obligation to keep this registration statement effective on a continuous basis, which obligation the Company breached when it failed to update the registration statement with new audited consolidated financial statements by October 31, 2006.  As a result of this breach, the purchasers of the Debentures are entitled to partial liquidated damages in the amount of 2% of the aggregate purchase price of the Debentures then held by the purchasers (which remaining balance of the Debentures at June 30, 2008 is $132,500) for each month that our breach continues.  There are no liquidated damages for not maintaining an effective registration statement covering the 2005 Warrants.  The unpaid liquidated damages accrue interest daily based on the rate of 18% per annum.  Additionally, the Company’s breach of its registration obligations constitutes a default under the Debentures, which enables the purchasers to declare the Debentures immediately due and payable.  As of June 30, 2008, the Company has not received any notice from the purchasers of the Debentures regarding this registration rights default.

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

As of the filing date of this June 30, 2008 Annual Report on Form 10-K, we are in non-compliance with the registration rights requirements of certain financings set forth above covering in the aggregate, 6,698,685 shares of our common stock.

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

Timeliness of future SEC filings

The Company was unable to file this Annual Report on Form 10-K on a timely basis. The late filing of this document may adversely affect our ability to raise capital and erode investor confidence.  The Company will continue to make every effort to keep all our SEC filings up-to-date.

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

During the year ended June 30, 2008, eleven suppliers (Sunoco, Hess, Sprague Energy, Catamount Petroleum, Petrocom Energy, Petron Oil Corp., Gulf Oil Corporation, Royal North Jersey Oil, Farm & Home Oil Company, Burke Petroleum, and Valero Supply and Marketing) provided Able Oil and Able NY with approximately 89 % of its heating oil requirements.

TransMontaigne Product Services, Inc. provided Able Melbourne with 100% of its diesel fuel product requirements for the year ended June 30, 2008 and Fleetwing provided Able Melbourne with all of its lubricant and related product requirements for the year ended June 30, 2008.

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

Dependence on and relative inexperience of key personnel

Our future success will depend, to a significant extent, on the efforts of current key management personnel, including Gregory D. Frost, Chairman and Chief Executive Officer, Richard A. Mitstifer, President, Daniel L. Johnston, Chief Financial Officer, William Roger Roberts, Chief Operating Officer, Frank Nocito, Executive Vice-President, Louis Aponte, President, Home Heating Oil Segment and John L.Vrabel, Chief Operating Officer, Price Energy Unit.   On May 24, 2007, Gregory D. Frost gave notice to the Board of Directors that he was ending his leave of absence as Chief Executive Officer and Chairman of the Board and was resuming his duties.  Messrs Mitstifer, Johnston, Roberts and Nocito were appointed to their current positions by the Board of Directors on September 24, 2007.  Mr. Aponte was appointed to his position on October 22, 2008.  The loss of one or more of these key employees could have a material adverse effect on our business. In addition, we believe that our future success will depend, in large part, upon our continued ability to attract and retain highly qualified management, technical and sales personnel. There can be no assurance that we will be able to attract and retain the qualified personnel necessary for our business.

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

Heating oil futures contracts

During the period from July 28, 2006 to August 15, 2006, the Company’s PriceEnergy subsidiary entered into futures contracts for #2 heating oil to hedge a portion of its forecasted heating season requirements. The Company purchased 40 contracts through various suppliers for a total of 1,680,000 gallons of #2 heating oil at an average price of $2.20 per gallon. Due to warmer than average temperatures through the heating season (lower than average degree days), as of June 30, 2007, the Company experienced a substantial drop in fuel consumption and price, resulting in a loss on these contracts.

Through June 30, 2007, the Company’s PriceEnergy subsidiary deposited a total of $923,017 in margin requirements with the broker.  Through June 30, 2007, the Company realized a loss, including fees, of $926,170 on 40 closed contracts representing 1,680,000 gallons.  The Company entered into no futures contracts in fiscal 2008.

Risks Particular to the Travel Plaza Segment

We are highly dependent on fuel sales which have low margins.

During the year ended June 30, 2008, net revenues from fuel sales of the Travel Plaza Segment accounted for approximately 65% of the Company’s total net revenues. The volume of fuel sold by us and the profit margins associated with these sales are affected by numerous factors outside of our control, including the condition of the long-haul trucking industry, the supply and demand for these products and the pricing policies of competitors. Fuel sales generate very low gross margins.

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

The Travel Plaza Segment is highly dependent on the financial condition of the trucking industry.

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

The volume of truck shipments is in part dependent on changes in manufacturing output. Sustained decreases in manufacturing production can significantly reduce truck traffic, which in turn reduces fuel purchases and visits to our travel plazas, and negatively impacts our results of operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company's administrative headquarters are located in a 9,800 square foot facility in Rockaway, New Jersey. This facility accommodates the Company's administrative, marketing and sales personnel. The lease expired on October 31, 2007 and carries an annual rent of $122,287, which includes common area charges. We continue to occupy the space on a month-to-month basis.  The Company owns property located at 344 Route 46 in Rockaway, New Jersey. This facility accommodates the Company's fuel terminal, including fuel storage tanks, truck yard space and dispatch operations. The Company purchased the property in August 1999, through a newly formed wholly-owned subsidiary, Able Energy Terminal, LLC, at a purchase price of $1,150,000. The Company also owns a building, totaling approximately 1,450 square feet, consisting of a wood frame facility located at 38 Diller Avenue, Newton, New Jersey, that will serve as a supply depot, storage area and administrative offices and service facility when damage that occurred on March 14, 2003 in connection with a fire is repaired.  Please refer to Note 21 - Subsequent Events found in the notes to the Consolidated Financial Statements in Item 8 of this Annual Report for disclosure relating to the lease of the Newton facility.

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

Effective June 1, 2007, Plazas executed ten leases with Properties for ten of Plazas travel plaza locations.  The leases expire on September 30, 2009 and provide for an initial aggregate annual lease payment of $6.5 million.  The Plaza leases automatically renew, upon the mutual consent of Plazas and Properties, for consecutive one-year terms so that the total term of each lease shall be for a period of ten years.
The ten properties and their location by state are:

Belmont-NY
Carney-NJ
Doswell-VA
Clarks Ferry-PA
Frystown-PA
Gables of Carlisle-PA
Gables of Frystown-PA
Gables of Harrisburg-PA
Milton-PA
Strattanville-PA (Inactive)

See, Item 1- Business – Travel Plaza Operations, for a more detailed description of these plazas.

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

In connection with the business combination with Properties, Able acquired a ten year option to acquire any of the travel plaza real estate owned by Properties, providing that the Company assume all existing debt obligations related to the applicable properties or refinance the existing debt with new loans with the Company as to mortgagor.  The option has been valued at $5.0 million and is exercisable as long as Plazas’ leases relating to the applicable real estate remain in effect.  Plazas’ leases automatically renew, upon the mutual consent of Plazas and Properties, for consecutive one-year terms so that the total term of each lease shall be for a period of ten years.

Item 3. Legal Proceedings

Except as described hereafter, as of June 30, 2008, the Company was not a party to any pending material legal proceeding.  To the knowledge of management, no director, executive officer or affiliate of the Company or owner of record or beneficially of more than 5% of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

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

On September 7, 2006, the Company received a Formal Order of Private Investigation from the SEC pursuant to which the Company, certain of its officers and a director were served with subpoenas requesting certain documents and information. The Formal Order authorizes an investigation of possible violations of the anti-fraud provisions of the federal securities laws with respect to the offer, purchase and sale of the Company's securities and the Company's disclosures or failures to disclose material information. The Company believes that it did not violate any securities laws and intends to cooperate fully with and assist the SEC in its inquiry. The scope, focus and subject matter of the SEC investigation may change from time to time and the Company may be unaware of matters under consideration by the SEC. The Company has produced and will, if required, continue to produce responsive documents and intends to continue cooperating with the SEC in connection with the investigation.  On May 13, 2008, the Company received correspondence from the SEC requesting the Company respond, in writing, to eleven questions proffered by the SEC staff.  The Company provided its responses to the eleven questions in its response to the SEC, dated May 21, 2008.  The responsive correspondence was signed by the Company’s outside SEC counsel, Buchanan Ingersoll & Rooney, PC, after the correspondence was reviewed by the Company’s senior management, as well as the Company’s outside financial consultants.

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

See, Note 21 – Subsequent Events – Litigation, found in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report for disclosure relating to other legal proceedings in which the Company is currently involved which may have a material adverse effect on the consolidated operations or financial results of the Company. On occasion, the Company may become a party to litigation incidental to its business. There can be no assurance that any legal proceedings will not have a material adverse affect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price and Dividend Information

Since October 13, 2006, the Company's Common Stock has been quoted on the Pink Sheets under the symbol "ABLE".  From 1999 until October 13, 2006, the Company’s common stock traded on the Nasdaq Capital Market (formerly the Nasdaq Small Cap Market) under the symbol “ABLE”.  The following table sets forth the high and low bid prices of the Common Stock on a quarterly basis for the 2007 and 2008 fiscal years as reported by Nasdaq or quoted through the Pink Sheets:

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

(d) Recent Sales of Unregistered Securities

On January 11, 2008, the Company executed a consulting agreement with Hammond Associates, LLC to provide consulting services in connection with satisfying the Company’s SEC reporting requirements.  On April 30, 2008, the Company issued 14,442 restricted shares of its common stock, $0.001 par value, at $0.56 per share as partial consideration for services provided by the consultant.  The Company recorded consulting expense of $8,088 related to this share issuance in the year ended June 30, 2008.  On April 16, 2008, the Company also issued Hammond Associates, LLC a five-year warrant to purchase 25,000 shares at $0.56 per share as partial consideration for services provided by the consultant.  Using the Black Scholes valuation model, the Company valued the Company’s common stock underlying the warrant at $0.31 per share and recorded additional consulting expense of $7,750 relating to the issuance of the warrant. One sixth of the hourly fee paid to the consultant is payable by the Company in shares of the Company’s common stock, based on the per share market value of the Company’s common stock on the trading day preceding issuance of the shares.  Shares are issued from time-to-time in satisfaction of the Company’s obligation to the consultant.

No other unregistered equity securities were sold or issued by the Company during Fiscal 2008.

(e) Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor any of its affiliates repurchased any of the Company’s equity securities during Fiscal 2008.

Comparison of Cumulative Total Returns

The following table shows a comparison of cumulative total returns on the common stock of the Company from June 30, 2003 through June 30, 2008 with the cumulative total return on the NASDAQ Stock Market-U.S. and the cumulative total return on a group of NASDAQ Fuel Oils Companies (SIC Code 5983) (the “Peer Group”).

Item 6. Selected Financial Data

The following selected financial data presented for Able and its Subsidiaries on a consolidated basis should be read in conjunction with the Consolidated Financial Statements, including the related notes, and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation".

	For the Year Ended June 30,
	2008	2007	2006	2005	2004
Results of Operation Data-Continuing Operations				(1)	(1)(2)

Sales	$276,440,588	$93,641,548	$75,093,104	$61,872,623	$42,847,123
Gross Profit	17,582,654	8,538,014	7,467,895	6,150,470	5,579,654
Operating Loss	(9,749,034)	(4,007,513)	(2,857,627)	(1,928,309)	(2,310,863)
Net Loss	(12,913,233)	(6,632,303)	(6,241,559)	(2,180,091)	(1,732,959)
Depreciation and Amortization	1,888,906	740,203	755,700	1,225,197	1,194,958
Interest Expense	2,213,955	949,016	642,517	449,776	576,578
Basic and Diluted Loss Per Share - Continuing Operations	(0.86)	(1.60)	(2.23)	(1.04)	(0.86)
Basic and Diluted Weighted Average Number of Shares Outstanding	14,953,440	4,133,090	2,800,476	2,094,629	2,013,250

Consolidated Balance Sheet Data

Cash	$3,025,577	$3,034,183	$2,144,729	$1,754,318	$1,309,848
Current Assets	11,514,927	23,143,640	7,164,977	6,100,464	5,531,423
Current Liabilities	24,423,978	26,768,567	7,597,294	6,853,089	5,500,095
Total Assets	34,742,998	48,162,096	13,090,868	12,433,858	12,229,536
Long-Term Liabilities	3,937,230	4,362,542	3,821,488	3,966,041	3,724,692
Total Stockholders’ Equity	6,381,790	17,030,987	1,672,086	1,614,728	3,095,927

Notes
(1)
The consolidated balance sheet data as of June 30, 2005 and 2004 and the consolidated statement of operations data for the years ended June 30, 2005 and 2004 have been derived from the consolidated financial statements for such periods.

(2)	The consolidated results of operations data for the years ended June 30, 2004 have been adjusted to reflect the discontinued operations of Able Propane, LLC.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our Consolidated Financial Statements, and Notes thereto, contained elsewhere in this Annual Report.

Overview

Able was incorporated in Delaware in 1997. Able Oil, a wholly-owned subsidiary of Able, was established in 1989 and sells both residential and commercial heating oil, diesel fuel and complete HVAC service to it heating oil customers. Able NY, a wholly-owned subsidiary of Able, sells residential and commercial heating oil, propane, diesel fuel and kerosene to customers in and around the Warrensburg, NY area. Price Energy, Inc., a majority owned subsidiary of Able, was established in 1999 and has developed a platform that has extended the Company’s ability to sell and deliver liquid fuels and related energy products over the Internet. The Company’s newest subsidiary, All American Plazas, Inc., was formed to operate eleven travel plazas acquired in connection with the Company’s business combination with All American Properties, Inc. (formerly known as All American Plazas, Inc.) which was consummated on May 30, 2007.  These plazas serve the professional and leisure traveler in the mid-Atlantic and northeast regions of the United States of America.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 3 of the consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2008.  The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”, which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 has not had a material effect on the Company's consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets or servicing liabilities.  Adoption is effective after the beginning of the first fiscal year that begins after September 15, 2006.  The application of this statement has not had a material impact on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No.157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in United States generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years.  In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The Company is currently evaluating the impact of adoption of this statement on its financial and nonfinancial assets and liabilities.

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

Results of Operations - Fiscal 2008 Compared to Fiscal 2007

During the year ended June 30, 2008, the Company’s total revenues from its Oil and Travel Plaza Segments were $276.4 million.  The $182.8 million increase in revenue over the same period last year is predominately the result of the business combination with Properties on May 30, 2007.

Oil Segment

Net sales were $74.6 million for the year ended June 30, 2008 compared to $74.1 million in the same period last year, an increase of $0.5 million, or 0.7%. This increase was primarily due to an increase in #2 Heating Oil sales of 5.41%, partially offset by a decrease in other fuel sales of 9.6%.

Gross profit decreased approximately $0.7 million to $6.8 million and gross profit margin percent for the year ended June 30, 2008 decreased to 9.0% from 10.0% last year. The drop in gross profit was primarily attributable to a decrease in #2 heating oil gross profit margin percent of approximately 4.9% points due primarily to out of product situations with some of our vendors and having to purchase product from more expensive suppliers during times of extreme product price volatility.  This was mitigated to some extent by our gross margin on all other fuel and service products.

Selling, general and administrative expense for the year ended June 30, 2008 decreased by $2.7 million to $7.4 million, or 26.7%, compared to the same period in the prior year. This is predominately related to a decrease in the Oil Segment audit and legal fees and reductions in staff.

Total other expenses increased to a net expense of $2.9 million in the year ended June 30, 2008 from $2.6 million last year.

As a result of the above noted performance for the year ended June 30, 2008, net loss improved approximately $1.6 million or 27.2%, to a net loss of $4.4 million.

Travel Plaza Segment

Net sales for the year ended June 30, 2008 were $201.9 million, reflecting our first full year of consolidated reporting of the Travel Plaza Segment, acquired May 30, 2007.

Gross profit for the year ended June 30, 2008 was $10.8 million.

Selling, general and administrative expense for the year ended June 30, 2008 was approximately $17.9 million.

Total other income for the year ended June 30, 2008 was approximately $5,000.

Net loss of the Travel Plaza Segment was $8.5 million for the year ended June 30, 2008.

No comparable information for the Travel Plaza Segment exists for the prior fiscal period since the business combination with Properties was not closed until May 30, 2007 and therefore, the Company was engaged in the travel plaza business for only one month during that period.

Depreciation and Amortization

Depreciation and amortization expense increased from $0.7 million in fiscal 2007 to $1.9 million in fiscal 2008.  The increase was primarily due to $0.5 million in first year amortization of the Company’s option to purchase real estate and $0.6 million relating to the first full year consolidation of operating results for the Travel Plaza Segment.

Liquidity and Capital Resources

We incurred a net loss of $12.9 million and used cash in operations of $3.6 million for the twelve month period ended June 30, 2008. Our principal sources of working capital have been the proceeds from borrowing against the Company’s receivables and credit card sales. During the three month period ended June 30, 2008, the Company issued $0.8 million in notes payable.  During the twelve month period ended June 30, 2008, the Company secured $7.2 million from the proceeds of notes payable. Other than for the day–to-day operations of the Company, nothing was expended for advances to related parties and $6.5 million was expended for repayment of notes payable during the twelve month period ended June 30, 2008.

We had a working capital deficiency of $12.9 million at June 30, 2008 compared to a working capital deficiency of $3.6 million at June 30, 2007. The working capital decrease of $9.3 million was primarily due to decreases in accounts receivable, inventories and advances to related parties, partially offset by a decrease in accounts payable.

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

On May 13, 2005, the Company entered into a $1,750,000 line-of-credit agreement (the “Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”). The loan is secured by certain eligible accounts receivable, inventory and certain other assets as defined in the agreement. The line bears interest at Citibank's prime rate, plus 4% per annum (9.0% at June 30, 2008 and 12.25% at June 30, 2007) not to exceed 24%, with a minimum interest of $9,000 per month. The line also requires an annual facility fee and monthly collateral management fees equal to 2% and 0.025%, respectively. In addition, deposits are not credited to our account until four business days after receipt by EGC. On December 27, 2007 and February 11, 2008 the Company received an Over Advance each in the amount of $250,000 on its line of credit with EGC. Terms on the over advance were thirty days. On December 28, 2007 and February 25, 2008, the Company increased an existing credit line by executing a Fuel Purchase Loan (“FPL”) agreement with EGC.  The increase, in the amount of $0.5 million, is a further extension of credit under an existing May 13, 2005 agreement between the Company and EGC (the “Loan Agreement”) (See Note 10).  In addition to the general terms of the Loan Agreement, under the repayment terms of the FPL, EGC will reduce the loan amount outstanding by applying specific amounts from the Company’s availability under the Loan Agreement.  These amounts start at $2,500 per business day, commencing March 1, 2008, gradually increasing to $10,000 per business day on June 1, 2008 and thereafter until the FPL is paid in full.  In further consideration for making the FPL, commencing February 22, 2008, EGC shall be entitled to receive a revenue share of four cents ($0.04) per gallon of fuel purchased with the FPL funds, subject to a $5,000 per week minimum during the first seven weeks of the program.  The balance due as of June 30, 2008 and June 30, 2007 was $979,818 and $481,602, respectively, with an available balance as of June 30, 2008 of $770,182.  The Agreement renews annually unless terminated by either party, as provided for in the Agreement.

On January 8, 2007, Plazas entered into an Account Purchase Agreement with Crown Financial (“Crown”) whereby Crown advanced $1,444,775 to Plazas in exchange for certain existing accounts receivables and taking ownership of new accounts originated by Plazas.  Repayment of the loan is to be made from the direct payments to Crown from the accounts it purchased from Plazas and a fee equal to 2.5% of the outstanding advance for the preceding period payable on the 15th and 30th day of each month.  The Crown loan is secured by the mortgages on the real property and improvements thereon owned by Properties known as the Strattanville and Frystown Gables truck stop plazas and a personal guarantee by Frank Nocito, an Executive Vice President of the Company and through a family trust the largest shareholder of the Company.  Subsequent to the May 2007 closing of the business combination between the Company and Properties, on July 1, 2007 the Account Purchase Agreement between Plazas and Crown Financial was amended and modified from “Eligible Accounts having a 60 day aging” to a “90 day aging that are not reasonably deemed to be doubtful for collections” and the fee of 2.5% payable on the 15th and 30th day of each month has been modified to 1.375%. The Company has assumed this obligation based on the business combination; however, Properties has agreed to continue to secure this financing with the aforementioned mortgages on real property owned by Properties. The balance due on the Crown note at June 30, 2008 and June 30, 2007 was $817,367 and $1,324,775, respectively.

On March 20, 2007, the Oil Segment entered into a credit card receivable advance agreement with Credit Cash, LLC ("Credit Cash") whereby Credit Cash agreed to loan the Company $1.2 million. The loan is secured by the Company's existing and future credit card collections. Terms of the loan call for a repayment of $1,284,000, which includes a one-time finance charge of $84,000, over a seven-month period. This will be accomplished through Credit Cash withholding 18% of Credit Card collections of Able Oil Company and 10% of Credit Card collections of PriceEnergy.com, Inc. over the seven-month period, which began on March 21, 2007. There are certain provisions in the agreement, which allows Credit Cash to increase the withholding, if the amount withheld by Credit Cash over the seven-month period is not sufficient to satisfy the required repayment of $1,284,000.  On July 18, 2007, August 3, 2007, November 9, 2007, January 18, 2008, February 4, 2008, February 14, 2008, and April 11, 2008, the Company, in accordance with its agreement with Credit Cash, refinanced the loan in the amounts of $250,000, $300,000, $1,100,000, $500,000, $250,000, $500,000 and $800,000, respectively (see Note 10). The outstanding Credit Cash loan as of June 30, 2008 and 2007 was $292,618 and 493,521, respectively.  Please refer to Note 21 – Subsequent Events, found in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report for disclosure relating to additional transactions with Credit Cash subsequent to June 30, 2008, that helped improve or affected the Company’s liquidity.

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

On July 16, 2007, Credit Cash agreed to extend further credit of $400,000 secured by the credit card receivables at the truck stops operated by Plazas.  This July 16, 2007 extension of credit agreement was in addition to and supplemented all previous agreements with Credit Cash. Terms of the original loan and extensions called for repayment of $1,010,933 plus accrued interest which will be repaid through Credit Cash withholding 15% of credit card collections from the operations of the truck stop plazas until the loan balance is paid in full. The interest rate is prime plus 3.75% (8.75% at June 30, 2008). There are certain provisions in the agreement, which allows the Lender to increase the withholding, if the amount it is withholding is not sufficient to satisfy the loan in a timely manner. However, on November 2, 2007 and again on January 18, 2008, Credit Cash again agreed to extend an additional credit in the amount of $1,100,000 and $600,000, respectively. Terms of the agreement are the same as the prior July 16, 2007 financing. The outstanding balance of the loan as of June 30, 2008 and 2007 was $328,474 and $1,160,235, respectively, plus accrued interest.  Please refer to Note 21 – Subsequent Events, found in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report for disclosure relating to additional transactions with Credit Cash subsequent to June 30, 2008, that helped improve or affected the Company’s liquidity.

On October 17, 2007, the Company entered into a loan agreement with S&S NY Holdings, Inc. (“S&S”) for $500,000 to purchase #2 heating fuel. The term of the agreement is for 90 days with an option to refinance at the end of the 90 day period for an additional 90 days. The repayment of the principal amount will be $.10 cents per gallon of fuel sold to the Company’s customers excluding pre-purchase gallons. An additional $.075 per gallon will be paid as interest. The agreement also provides that in each 30 day period the interest amount can be no less than $37,500.00.  The amount outstanding on this note at June 30, 2008 was $362,820.  As of February 15, 2008 the Company had repaid $137,180 and exercised its right to refinance the amount until March 31, 2008.  The Company has provided for repayment of this loan in exchange for granting S&S a 49% interest in Able Energy NY, Inc., a wholly owned subsidiary of the Company, and a 90% interest in the Company’s Easton and Horsham, PA operations (“Able PA”).

On December 20, 2007, the Company entered in to a second loan agreement with S&S for $500,000 to purchase #2 heating fuel.  The term of the agreement is through March 31, 2008.  The repayment of principle is not due until the maturity date.  An additional $0.075 per gallon will be paid as interest. The agreement also provides that in each 30-day period the interest amount can be no less than $37,500.  On July 22, 2008, the Company entered into an agreement with S&S which provided for repayment of the loans from S&S in exchange for granting S&S a 49% interest in Able Energy NY, Inc. (“Able NY”), a wholly owned subsidiary of the Company, and a 90% interest in Able PA. This agreement was subsequently amended on October 31, 2008 granting the Company the right to repurchase S&S’s interests in Able NY and Able PA (“Able PA”). See “S&S Settlement Agreement” and “Amendment to S&S Settlement Agreement” in Note 21 – Subsequent Events, in the Consolidated Financial Statements in Item 8 of this Annual Report.

As of June 30, 2008, the Company had a cash balance of $3.0 million and $0.8 million of available borrowings through its credit line facility, potentially offset by $1.5 million in obligations for funds received in advance under the pre-purchase fuel program. In order to meet our liquidity requirements, the Company continues to explore financing opportunities available to it.

The business combination between Properties and the Company pursuant to which the Company would acquire the businesses, which would constitute the Company’s Travel Plazas Segment, was approved by a special supermajority (as required under Delaware corporate law) of the Company’s unrelated-party shareholders at a special meeting of shareholders held on August 29, 2006. Separately, on August 30, 2006, the Company received a Formal Order of Private Investigation from the SEC pursuant to which the Company and certain of its officers and a director were served with subpoenas requesting certain documents and information.  The Formal Order authorizes an investigation of possible violations of the anti-fraud provisions of the federal securities laws with respect to the offer, purchase and sale of our securities and our disclosures or failures to disclose material information in the Company’s SEC required filings. Upon the Company notifying its then auditors, Marcum & Kliegman, LLP (“M&K”) of the Company’s receipt of the Formal Order and subpoenas, M&K, as a condition to its continued engagement as the Company’s auditors, required that the Company delay the completion of the business combination until after M&K completed the audit for year ended June 30, 2006. The Company acquiesced to that condition. By letter dated September 27, 2006, M&K notified the Company that it would implement new and additional auditing procedures in light of the Formal Order. The audit for the year ended June 30, 2006 was not completed until April 12, 2007. M&K billed approximately 3,500 hours for the audit at a cost in excess of $800,000. In addition, the Company retained outside consultants, Financial Consulting Strategies, LLC (FCS”) to assist with the audit at a cost of more than $175,000. FCS was recommended by M&K to assist the Company since M&K stated it has worked with FCS on audit matters for other clients of M&K.  The fees incurred by the Company in connection with the audit for the year ended June 30, 2006 significantly exceeded the Company’s initial expectations as a result of the events described in this paragraph.

The result of M&K’s condition that the completion of the business combination be delayed until the 2006 audit was completed together with the substantial delay in completing the 2006 audit caused the Company substantial loss of opportunity, substantial expense and resulted in the Company not being current with its SEC filing requirements.

On May 30, 2007, the Company  finally completed its previously announced business combination between Properties and the Company whereby the Company, in exchange for an aggregate of 11,666,667 shares of the Company’s restricted common stock, purchased the operating businesses of eleven truck stop plazas owned and operated by Properties. 10 million shares were issued directly to Properties and the remaining 1,666,667 shares were issued in the name of Properties in escrow pending the decision by the Company’s Board of Directors relating to the assumption of certain Properties secured debentures. The acquisition included all assets comprising eleven truck plazas other than the underlying real estate and the buildings thereon.

Thereafter, as the Company commenced the integration of the two entities, the Company had immediate short-term cash issues resulting from the extraordinary additional legal and accounting expenses relating to the 2006 audit and the SEC investigation.  Those expenses coupled with the Company’s inability to raise debt or equity capital as a result of it being out of SEC filing compliance and the lack of current financial statements left the Company in a precarious position. By the fall of 2007, All American Plazas, Inc. (“Plazas”), the Company’s wholly-owned subsidiary formed to operate the travel plaza businesses acquired in the business combination, was utilizing its current cash to meet not only its needs, but also those of the Company. The Company was also experiencing a substantial decline in its business in the period from September through December 2007 due, in large part, to an unusually warm fall and early winter season. During this period a substantial portion of the Company’s cash requirements were paid by Plazas from operations of the Travel Plazas Segment.  Also during this period, the Travel Plazas Segment started to experience a reduction of truck traffic at its facilities. By the spring of 2008 the Travel Plazas Segment had experienced a reduction of approximately 35% to 40% in its diesel fuel sales. This reduction was the result of a weakening economy and the substantial escalation of the cost of diesel fuel. In addition, with the substantial increase of the cost of the Travel Plazas Segment’s main product, Plazas also experienced an increase in the cost of its credit card processing fees. The fee charged Plazas for processing credit cards at its travel plazas is based upon a multiple of the purchase price. The unprecedented increase in the cost of motor fuel through the summer of 2008 and the concurrent increase in credit card processing fees required the Company to enter into short-term loans with Credit Cash, LLC by financing its credit card receivables to permit the Company to meet its expenses. The costs and rates incurred on these loans were extremely expensive. As a result, the Company’s financial condition rapidly deteriorated.

The Company entered into a fuel supply agreement on May 8, 2008 with Atlantis Petroleum, LLC, which has assisted Plazas in meeting the diesel fuel requirements for the Travel Plaza Segments facilities in Pennsylvania by providing a ten day credit facility for the payment of these fuel purchases.

By September, 2008 the cost of fuel began to decline which has helped the Company with certain of its cash requirements; however, the domestic and global economy has continued to experience a turbulent decline creating great uncertainty in the United States markets and economy. The Company is taking actions to meet this challenge, however, there can be no assurances that the Company will be able to adequately meet the uncertainties of the current economic down-turn.

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

Please refer to Item 1A. Risk Factors, Registration rights agreements for additional disclosure of prior year transactions that may eventually have a negative impact the Company’s future liquidity.

Please also refer to Notes 10, 11 and 12 of the consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for additional disclosures relating to the Company’s potential future payment obligations for notes payable, capital leases and convertible debentures, respectively.

Subsequent to June 30, 2008, the Company executed numerous financing agreements, sold certain assets and engaged in other activities to enhance its liquidity.  Please refer to Note 21 - Subsequent Events, found in the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report, for detailed disclosure of these activities, subsequent to June 30, 2008, that helped to improve the Company’s liquidity

The Company must also bring current each of its SEC filings as part of a plan to raise additional capital. In order to achieve filing compliance, the Company, in addition to the filing of this Form 10-K for the year ended June 30, 2008, must also complete and timely file its Report on Form 10-Q for the quarter ended September 30, 2008.

There can be no assurance that the financing or the cost saving measures as identified above will be satisfactory in addressing the short-term liquidity needs of the Company. In the event that these plans cannot be effectively realized, there can be no assurance that the Company will be able to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

The following schedule summarizes our contractual obligations as of June 30, 2008 in the periods indicated:

		Less Than			More then
Contractual Obligation	Total	1 Year	1-3 Years	3-5 years	5 years

Long term debt	$7,492,942	$4,123,602	$467,576	$211,923	$2,689,842
Capital lease obligations	687,694	366,804	259,186	61,704	-
Operating leases	9,193,883	7,183,883	2,010,000	-	-
Other long term obligations	214,517	141,600	-	-	-
Total contractual obligations	$17,589,035	$11,815,888	$2,736,762	$273,627	$2,689,842

Excluded from the table above are estimated interest payments on long-term debt and capital lease obligations of approximately $534,000, $463,000, $350,000 and $1,684,000 for the periods less than 1 year, 1-3 years, 3-5 years and more than 5 years, respectively.   In addition, excluded from above are unconditional purchase obligations of approximately $0.3 million that the Company entered into subsequent to June 30, 2008.

Additional Factors That May Affect Future Results

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

Not applicable.

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

Subsequent to their dismissal on August 13, 2007, on October 1, 2007, the Company and its Chief Executive Officer (“CEO”) filed an action in New York state court against Marcum & Kliegman, LLP. See, Item 3, “Litigation” of this Report.

The Company engaged Lazar Levine & Felix, LLP (“LLF”) as its new independent registered public accounting firm as of September 21, 2007. Prior to its engagement, LLF had been serving as independent auditors for Properties, an affiliate and the largest stockholder of the Company.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer and several other members of the Company's senior management at June 30, 2008. Based on this evaluation, and as noted below, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, the Company's disclosure controls and procedures were not effective, for the reasons discussed below, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the Reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

The Company had previously identified a weakness during the preparation of its June 30, 2006 Form 10-K. The weakness related to the Company’s loss of its then Chief Financial Officer and the appointment of an Acting Chief Financial Officer. As a result of the SEC’s Formal Order of Private Investigation and the subpoenas issued in connection therewith and the change of the Company’s auditors, the Company became delinquent in filing its SEC Reports During the preparation of the June 30, 2006 Form 10-K, the Company retained independent consultants with experience in public company disclosure requirements to assist the Chief Executive Officer and the then acting Chief Financial Officer in their respective duties during the review, preparation and disclosures required in SEC rules and regulations.  A new Chief Financial Officer was appointed as of September 24, 2007 and the Company continues to engage independent consultants with experience in public company disclosure requirements to assist such officers in their respective duties during the review, preparation and disclosures required in SEC rules and regulations. The Company believes that its appointment of its new Chief Financial Officer, along with the continued retention of independent consultants, will result in its disclosure controls and procedures being sufficiently effective to insure that the Company will become compliant with its SEC reporting requirements.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2008 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In makinig this assessment, the Company's management used the criteria set forth in the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring organizations of the Treadway Commission ("COSO"). Based on the evaluation conducted under the framework in "Internal Control - Integrated Framework" issued by COSO the Company's management concluded that the Company's internal control over financial reporting was not effective as of June 30, 2008. The previously identified weakness pertaining to timely filing of the Company's annual and interim periodic SEC filings has not been remediated as of June 30, 2008. Remediation of the weakness will not occur until the Company is in compliance with all of its periodic filings and has the ability to file future filings on a timely basis.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness into future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls

There have been no changes to the Company’s system of internal control over financial reporting during the year ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s system of controls over financial reporting.

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Item 9B. Other Information

Credit Card Receivable Financing

On April 11, 2008 the Oil Segment of the Company and its subsidiary, PriceEnergy.com, refinanced their loans with Credit Cash, in the aggregate amount of $800,000 with similar terms to that of the original financing..

Fuel Supply

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

Doswell Sale Agreement

On May 12, 2008, Plazas entered into a sale agreement with T.S.O., Inc. (“TSO”) for the sale of Plaza’s assets located at its leased Doswell, VA travel plaza.  In exchange for total consideration to Plazas of approximately $0.4 million, Plazas has agreed to transfer to TSO title to all tangible and intangible assets (excluding corporate records) and liabilities relating to the operations of the Doswell, VA travel plaza.  Under the sale agreement, TSO had until October 12, 2008 to obtain and deliver a firm commitment letter for the purchase price. By letter dated November 6, 2008, the owner of the real property underlying the Doswell travel plaza sent a notice to TSO terminating the contract of sale.  During the period July 12, 2008 through termination of the contract of sale, TSO is obligated to pay the Company rent in the amount of $75,000 per month.

Filing Requirements

This Annual Report on Form 10-K for the year ended June 30, 2008 was filed beyond the applicable filing deadline.

ABLE ENERGY, INC. AND SUBSIDIARIES
Consolidated Financial Statements

For the Years Ended
June 30, 2008 and 2007

Lazar Levine & Felix LLP
CERTIFIED PUBLIC ACCOUNTANTS & BUSINESS CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Able Energy, Inc and Subsidiaries
Rockaway, New Jersey

We have audited the accompanying consolidated balance sheets of Able Energy, Inc. and Subsidiaries (the “Company”) as of June 30, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for the each of the two years in the period ended June 30, 2008.  We have also audited the financial statement schedule listed in the accompanying index.  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and financial statement schedule are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedule, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits  provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2008 and 2007 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has incurred losses from continuing operations of approximately $12,900,000 and $6,600,000 during the years ended June 30, 2008 and 2007, respectively, resulting in an accumulated deficit of approximately $30,600,000 at June 30, 2008.  In addition, the Company has used cash from operations of approximately $3,600,000 and $1,272,000 for the years ended June 30, 2008 and 2007, respectively, and has a working capital deficiency of approximately $12,900,000 at June 30, 2008.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LAZAR LEVINE & FELIX LLP
Morristown, New Jersey
November 14, 2008

ABLE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$3,025,577	$3,034,183
Accounts receivable, net of allowance for doubtful accounts of
$1,283,013 and $744,253, at June 30, 2008 and 2007, respectively	4,088,377	5,648,996
Inventories	2,724,315	4,191,790
Notes receivable - current portion	-	725,000
Advances to related parties	-	8,374,496
Prepaid expenses and other current assets	1,676,658	1,169,175

Total Current Assets	11,514,927	23,143,640

Property and equipment, net	6,414,011	7,603,263
Goodwill	11,046,179	11,139,542
Intangible assets, net	5,531,345	5,970,303
Deferred financing costs, net	159,718	225,430
Security deposits	76,818	79,918
Total Assets	$34,742,998	$48,162,096

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$979,818	$481,602
Notes payable, current portion	4,123,602	3,236,168
Capital leases payable, current portion	366,804	376,042
Convertible debentures and notes payable, net of unamortized debt discounts of $623,962 and $1,784,233 as of June 30, 2008
and 2007, respectively	2,164,094	1,348,267
Accounts payable and accrued expenses	15,152,749	17,711,401
Customer pre-purchase payments and unearned revenue	1,636,911	3,615,087

Total Current Liabilities	24,423,978	26,768,567

Notes payable, less current portion	3,369,340	3,632,726
Capital leases payable, less current portion	320,890	729,816
Deferred income taxes	247,000	-

Total Long Term Liabilities	3,937,230	4,362,542

Total Liabilities	28,361,208	31,131,109

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
Preferred Stock; par value $.001, authorized 10,000,000 shares;
issued - none	-	-
Common Stock; $.001 par value; 75,000,000 and 10,000,000 shares authorized;
at June 30, 2008 and 2007, respectively;
14,965,389 and 14,950,947 shares issued and outstanding
at June 30, 2008 and 2007, respectively	14,966	14,951
Additional paid in capital	37,856,321	37,840,498
Accumulated deficit	(30,584,497)	(17,671,264)
Notes and loans receivable - related parties	(905,000)	(3,153,198)

Total Stockholders' Equity	6,381,790	17,030,987

Total Liabilities and Stockholders' Equity	$34,742,998	$48,162,096

See accompanying notes to the consolidated financial statements

ABLE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended June 30,
	2008	2007

Net Sales	$276,440,588	$93,641,548

Cost of Sales (exclusive of depreciation and amortization shown separately below)	258,857,934	85,103,534

Gross Profit	17,582,654	8,538,014

Operating Expenses:
Selling, general and administrative	25,442,782	11,805,324
Depreciation and amortization	1,888,906	740,203

Total Operating Expenses	27,331,688	12,545,527

Loss from Operations	(9,749,034)	(4,007,513)

Other Income (Expenses)
Interest and other income	518,744	554,767
Interest income - related parties	235,938	280,048
Interest expense	(2,213,955)	(937,345)
Interest expense-related party		(11,671)
Amortization of deferred financing costs	(65,712)	(814,088)
Amortization of debt discounts on convertible debentures and note payable	(1,160,271)	(1,286,135)
Registration rights penalty	(203,263)	(381,542)
Total Other Income (Expenses), Net	(2,888,519)	(2,595,966)

Loss before provision for income taxes	(12,637,553)	(6,603,479)

Provision for income taxes	275,680	28,824

Net Loss	$(12,913,233)	$(6,632,303)

Basic and diluted loss per common share	$(0.86)	$(1.60)

Weighted average number of common shares outstanding-basic and diluted	14,953,440	4,133,090

See accompanying notes to the consolidated financial statements

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For The Years Ended June 30, 2008 and  2007

	Common Stock
	Shares	Amount	Additional Paid - in Capital	Accumulated Deficit	Notes and Loans Receivable-Related Parties	Total Stockholders' Equity
Balance June 30, 2006	3,128,923	$3,129	$14,812,723	$(11,038,961)	$(2,104,805)	$1,672,086
Options granted to outside directors	-	-	439,825	-	-	439,825
Common stock issued in
connection with option exercise	12,500	12	54,488	-	-	54,500
Common stock issued in
connection with Summit settlement	142,857	143	171,286			171,429
Discounts on convertible
debentures and note payable	-	-	3,000,000	-	-	3,000,000
Amortization of deferred compensation	-	-	123,843	-	-	123,843
Notes receivable from related parties
for reimbursement of certain fees	-	-	-	-	(590,000)	(590,000)
Issuance of notes receivable	-
and related accrued interest
receivable upon advance to
stockholders and related party	-	-	-	-	(458,393)	(458,393)
Issuance of stock for the purchase
of the assets of All American
Plaza, Inc.	11,666,667	11,667	19,238,333	-	-	19,250,000
Net loss	-	-	-	(6,632,303)	-	(6,632,303)
Balance June 30, 2007	14,950,947	14,951	37,840,498	(17,671,264)	(3,153,198)	17,030,987
Repayment of notes receivable from
related party					2,473,079	2,473,079
Interest related to notes receivable from
related party					(224,881)	(224,881)
Common stock and warrants issued in
conjunction with consulting
agreement	14,442	15	15,823			15,838
Net loss				(12,913,233)		(12,913,233)
Balance June 30, 2008	14,965,389	$14,966	$37,856,321	$(30,584,497)	$(905,000)	$6,381,790

See accompanying notes to consolidated financial statements

ABLE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2008	2007
Cash flow from operating activities:
Net loss	$(12,913,233)	$(6,632,303)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,888,906	740,203
Provision for bad debts	564,551	107,167
Amortization of discounts on convertible debentures and notes payable	1,160,271	1,286,135
Amortization of deferred financing costs	65,712	814,088
Accrual of interest income on note receivable and loan-related parties	(224,881)	(182,942)
Loss on sale of Able Melbourne assets	121,634	-
Stock - based compensation	-	735,096
Gain on sale of property and equipment	-	(11,964)
Derivative losses	-	926,170
Noncash consulting fees	15,838	-
(Increase) decrease in operating assets:
Accounts receivable	392,507	585,218
Advances to related parties	-	(8,374,496)
Inventories	1,433,805	180,046
Receivable from related parties	-	-
Prepaid expenses and other current assets	(509,409)	(1,255,675)
Security deposits	3,100	5,000
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	6,127,936	10,042,855
Customer pre - purchase payments unearned revenue	(1,978,178)	(236,711)
Deferred income taxes	247,000	-
Net cash used in operating activities	(3,604,441)	(1,272,113)

Cash flows from investing activities:
Purchases of property and equipment	(343,836)	(843,112)
Cash acquired in purchase of Horsham Franchise, net of $128,000 cash paid	-	109,539
Cash acquired in purchase of All American Plazas, Inc	-	2,201,977
Advances\(repayments) (to)\from related parties	2,473,079	(1,580,451)
Collection of notes receivable	725,000	231,878
Net Cash recived on sale of Able Melbourne assets	306,217
Cash received on sale of property and equipment	-	13,884
Net cash provided by investing activities	3,160,460	133,715

Cash flows from financing activities:
Net (repayments) borrowings under line of credit	498,216	(750,038)
Proceeds from notes payable	7,150,000	1,200,000
Repayment of notes payable	(6,501,591)	(1,043,617)
Repayment of capital leases payable	(366,806)	(350,787)
Proceeds from exercise of options	-	54,500
Deferred financing costs	-	(82,207)
Proceeds from sale of convertible debentures and notes payable	-	3,000,000
Repayments of convertible debentures	(344,444)	-
Net cash provided by financing activities	435,375	2,027,851

Net increase in cash and cash equivalents	(8,606)	889,453
Cash and cash equivalents at beginning of period	3,034,183	2,144,729
Cash and cash equivalents at end of period	$3,025,577	$3,034,182

See accompanying notes to the consolidated financial statements

ABLE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED

	For the years ended
	June 30,
	2008	2007

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,075,398	$949,015

Reduction in goodwill since certain liabilities were not assumed by Plazas	$93,363	$-

Transfer of Work in Progress in Property and Equipment from a previous period to Intangible Assets	$312,538	$-

Advance to related party utilized to settle trade payables	$8,374,495	$-

Sale of Melbourne Subsidiary
Net cash selling price	$306,217	$-
Less assets sold (carrying value):
Accounts receivable, net of allowance	$603,561	$-
Inventory	33,670	-
Property, plant and equipment, net	84,977	-
Accounts payable	(218,638)	-
Notes payable	(24,361)	-
Capital lease	(51,358)	-
Net assets sold	$427,851	$-
Non-cash loss on sale of assets	$121,634	$-

Purchase of Horsham franchise from Able Oil Montgomery, Inc.:
Assets acquired and liabilities assumed:
Inventories	$-	$28,000
Property and equipment	-	39,000
Intangible assets-Customer lists	-	697,175
Customer pre-purchase payments	-	(237,539)

Business combination with All American Plazas, Inc.:
Assets acquired and liabilities assumed:
Accounts receivable-net	$-	$2,947,566
Inventories	-	3,667,849
Property and equipment	-	2,443,767
Intangible assets-franchise agreements	-	64,156
Intangible asset-option to acquire Properties real estate	-	5,000,000
Prepaid expenses and other current assets	-	503,708
Goodwill	-	11,139,542
Accounts payable and accrued expenses	-	(5,604,025)
Notes payable	-	(3,114,540)

Property and equipment acquired through the assumption of capital lease obligations	$-	$402,775.00

See accompanying notes to condensed consolidated financial statements

Note 1 - Nature of Operations

Able Energy, Inc. (“Able”) was incorporated on March 13, 1997, in the state of Delaware. Its current wholly-owned subsidiaries are Able Oil Company, Inc. (“Able Oil”), Able Energy New York, Inc. (“Able NY”), Able Oil Melbourne, Inc. (inactive, as of February 8, 2008), (“Able Melbourne”), Able Energy Terminal, LLC, PriceEnergy.com Franchising, LLC (inactive), Able Propane, LLC (inactive), and its majority owned (67.3% as of June 30, 2008) subsidiary, PriceEnergy.com, Inc. (“PriceEnergy”) and All American Plazas, Inc. (“Plazas”).  Able, together with its operating subsidiaries, are hereby also referred to as the Company.

On February 8, 2008, (the “Closing Date”) the Company and Able Melbourne executed an Asset Purchase Agreement (“APA”) with Able Oil of Brevard, Inc. (“Able Brevard”), a Florida corporation, owned by a former employee of Able Melbourne.  For consideration in the amount of $375,000, (net of cash retained of $68,783) the APA provided for the sale to Able Brevard of all of the tangible and intangible assets (excluding corporate books and records), liabilities and lease obligations of Able Melbourne, as is, on the Closing Date resulting in a loss of $121,634.

Since the Company’s business combination with All American Plazas, Inc. (now known as All American Properties, Inc.) on May 30, 2007 (see Note 4), the Company is engaged in two primary business activities, organized in two segments; the Oil segment and the Travel Plaza segment.

The Company’s Oil Segment, consisting of Able Oil, Able NY, Able Energy Terminal, LLC and PriceEnergy, is engaged in the retail distribution of, and the provision of services relating to, #2 home heating oil, propane gas, kerosene and diesel fuels. In addition to selling liquid energy products, the Company offers complete heating, ventilation and air conditioning (“HVAC”) installation and repair and other services and also markets other petroleum products to commercial customers, including on-road and off-road diesel fuel, gasoline and lubricants.  Please refer to Note 21 - Subsequent Events, for disclosure relating to the July 22, 2008 sale of 49% of the common stock of Able NY and the sale of a portion of the Company’s Oil Segment operations in Easton and Horsham PA (“Able PA”) and the October 31, 2008 agreement pursuant to which the Company was granted the right to repurchase those shares of stock in Able NY and the interest in Able PA.

The Company’s Travel Plaza Segment, operated by Plazas, is engaged in the retail sale of food, merchandise, fuel, personal services, onsite and mobile vehicle repair, services and maintenance to both the professional and leisure driver through a current network of ten travel plazas, located in Pennsylvania, New Jersey, New York and Virginia.

Note 2 - Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern and assume realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from continuing operations during the years ended June 30, 2008 and 2007 of approximately, $12.9 million and $6.6 million, respectively, resulting in an accumulated deficit balance of approximately $30.6 million as of June 30, 2008.  Net cash used in operations during the years ended June 30, 2008 and 2007 was approximately $3.6 million and $1.3 million, respectively.  At June 30, 2008, the Company has a working capital deficiency of $12.9 million.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

On May 30, 2007, the Company completed a business combination with All American Plazas, Inc., now known as All American Properties, Inc. (“Properties”) (See Note 14).  The Company is pursuing sales initiatives, cost savings and credit benefits as contemplated in the business combination including consolidation of business operations where management of the Company deems appropriate for the combined entity. In order to conserve its capital resources and to provide incentives for the Company’s employees and other service vendors, the Company expects to continue to issue, from time to time, common stock and stock options to compensate employees and non-employees for services rendered. The Company is focusing on expanding its distribution programs and new customer relationships to increase demand for its products. In addition, the Company is pursuing other lines of business, which include expansion of its current commercial business into other products and services such as bio-diesel, solar energy and other energy related home services. The Company is also evaluating, on a combined basis, all of its product lines for cost reductions, consolidation of facilities and efficiency improvements. There can be no assurance, however, that the Company will be successful in achieving its operational improvements which would enhance its liquidity situation.

Note 2 - Going Concern and Management’s Plans – continued
The Company’s net loss for the year ended June 30, 2008 was approximately $12.9 million, including non-cash charges totaling approximately $3.8 million. The Company has been funding its operations through an asset-based line of credit and the issuance of notes payable.

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

The Company will require some combination of the collection of Properties notes receivable, new financing, restructuring of existing financing, improved receivable collections and/or improved operating results in order to maintain adequate liquidity over the course of the year ending June 30, 2009.   The Company must also bring current each of its Securities and Exchange Commission (“SEC”) filings as part of a plan to raise additional capital.  In addition to the filing of this Form 10-K for the year ended June 30, 2008, the Company must also complete and timely file its Form 10-Q for the quarter ended September 30, 2008.

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

	June 30,
Product	2008	2007

#2 heating oil	$131,418	$327,757
Diesel fuel	36,351	59,086
Kerosene	20,115	10,176
Propane	37,632	15,980
Parts, supplies, equipment and other	201,823	213,484
Fuels	791,674	1,260,653
Non-fuel, merchandise, etc.	1,505,302	2,304,654

Total	$2,724,315	$4,191,790

Note 3 - Summary of Significant Accounting Policies-continued

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is provided by using the straight-line method based upon the estimated useful lives of the assets as follows:

Vehicles, Machinery and Equipment, Office Furniture, Fixtures and Equipment	5-10 years
Fuel Tanks	10 years
Cylinders – Propane	20 years
Buildings	20-40 years
Building Improvements	20 years
Leasehold Improvements	Lesser of useful life or life of lease

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

The option to purchase the real estate of Properties is being amortized over 10 years, the life of the lease, including automatic renewal options.

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

Note 3 - Summary of Significant Accounting Policies – continued

Goodwill

Goodwill information is as follows:

	Year ended June 30,
	2008	2007

Goodwill-beginning of year	$11,139,542	$-
Acquired	-	11,139,542
Adjustments	(93,363)	-
Goodwill-end of year	$11,046,179	$11,139,542

Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires that purchased goodwill and indefinite-lived intangibles not be amortized.  Rather, goodwill and indefinite-lived intangible assets are subject to at least an annual assessment for impairment by applying a fair value-based test.

SFAS No. 142 requires a two-step approach to testing goodwill for impairment for each reporting unit.  Our reporting units are determined by the components that constitute a business for which both, (1) discreet financial information is available and, (2) management of the reporting Segment regularly reviews the operating results of that component.  The first step tests for impairment by applying fair value-based tests at the reporting Segment level.  The second step (if necessary) measures the amount of impairment by applying fair value-based tests to individual assets and liabilities within each reporting unit.  We completed our annual goodwill impairment testing as of June 30, 2008 and found no indicators of impairment of our recorded goodwill.

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

The Company records adjustments to the minority interests in PriceEnergy for the allocable portion of income or loss to which the minority interest holders are entitled.  The Company suspends allocation of losses to minority interest holders when the minority interest balance for a particular minority interest holder is reduced to zero.  Any excess loss above the minority interest holder’s balance is not charged to minority interests as the minority interest holders have no obligation to fund such losses.  Thus, the Company suspended the allocation of minority interest in fiscal 2008 and 2007.

Joint Ventures

The Company may from time to time enter into joint venture arrangements with third parties.   For 50% or less joint venture interests, the Company will reflect its investment in the joint venture as investments in non-consolidating subsidiaries on the consolidated balance sheet.   For 51% or more interests, the Company consolidates the joint venture results with that of the Company.  The Company has not entered into any joint ventures during the two year period ended June 30, 2008.

Note 3 - Summary of Significant Accounting Policies – continued

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

Concentrations of Credit Risk

Cash: The Company maintains its cash with various financial institutions in excess of the federally insured limit.  At June 30, 2008 and 2007, the Company had cash on deposit of approximately $1.4 million and $1.6 million, respectively, in excess of federally insured limits.

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

Advertising

Advertising costs are expensed at the time the advertisement takes place.  Advertising expense was approximately $908,000 and $500,000 for the years ended June 30, 2008 and 2007, respectively.

Shipping and Handling Costs

Shipping and handling costs incurred by the Company in connection with the purchase and delivery of fuel oil inventory and fuels were approximately $1,520,000 and $351,000 for the years ended June 30, 2008 and 2007, respectively, and are recognized as a component of cost of sales within the consolidated statement of operations.

Note 3 - Summary of Significant Accounting Policies – continued

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

The Company believes that these futures contracts for fuel oil have been effective during their term to offset changes in cash flow attributable to the hedged risk. The Company performs a prospective and retrospective assessment of the effectiveness of the futures contracts at least on a quarterly basis. All unrealized gains or losses on the futures contracts at each reporting date are included in accumulated other comprehensive loss in the equity section of the condensed consolidated balance sheet and in comprehensive loss until the related fuel purchases being hedged are sold at which time such gains or losses are recorded in cost of sales in the consolidated statements of operations. However, if the Company expects at any time that continued reporting of a loss in accumulated other comprehensive income would lead to recognizing a net loss on the combination of the futures contracts and the hedged transaction in one or more future periods, a loss is reclassified into cost of goods sold for the amount that is not expected to be recovered. All contracts were closed as of June 30, 2007.  As of June 30, 2007, all realized losses on futures contracts were recorded in cost of goods sold in the consolidated statement of operations in the amount of approximately $900,000. There were no such gains or losses in the year ended June 30, 2008.

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

The total common shares issuable upon the exercise of stock options and warrants, and conversion of convertible debentures (along with related accrued interest) excluded from comparative diluted loss per share was 7,127,524 and 7,102,524 shares at June 30, 2008 and  2007, respectively.

Presentation of Motor Fuel Taxes Remitted to Government Authorities

The Company’s Travel Plaza Segment is charged motor fuel taxes by its suppliers, and these suppliers remit these taxes to government agencies.  The Travel Plaza Segment then collects these taxes from consumers at the time of sale.  Net sales and cost of sales in our consolidated statements of operations included fuel taxes of $30.0 million and $3.4 million for the years ended June 30, 2008 and 2007, respectively.

Note 3 - Summary of Significant Accounting Policies – continued

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces APB No. 20 and SFAS 6, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company applied these requirements to any accounting changes after the implementation date. The application of SFAS 154 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In February 2006, the FASB issued SFAS No. 155 - “Accounting for Certain Hybrid Financial Instruments”, which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 has not had a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets or servicing liabilities.  Adoption is effective after the beginning of the first fiscal year that begins after September 15, 2006.  The application of this statement has not had a material impact on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in United States generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years.  In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The Company is currently evaluating the impact of adoption of this statement on its financial and nonfinancial assets and liabilities.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”  Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006, and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Reclassifications

Certain reclassifications have been made to the June 30, 2007 consolidated financial statements in order to conform to the current year presentation.

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

The Company recorded no stock-based employee compensation expense relating to the Company’s stock option plan (See Note 13) for either of the years ended June 30, 2008 and 2007.  At June 30, 2008, there was no unamortized value of employee stock options under SFAS 123R because all outstanding stock options at June 30, 2007 were fully vested.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the EITF Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or In  Conjunction  with Selling,  Goods or Services” which require that such equity instruments are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value determined is then amortized over the applicable service period.  The Company recorded no stock-based compensation for non-employees accounted for under EITF 96-18 in either of the years ended June 30, 2008 and 2007 (See Note 13). At June 30, 2008, there was no unamortized value of non-employee stock options.

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

Note 4 - Acquisitions

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

Purchase of Horsham franchise from Able Oil Montgomery, Inc.:
Assets acquired and liabilities assumed:
Cash	$237,539
Inventories	28,000
Property and equipment	39,000
Intangible assets - Customer lists	697,175
Customer pre - purchase payments	(237,539)
Total purchase price	$764,175
Less: Cash paid to purchase Horsham Franchise	(128,000)
Non-cash consideration due to seller	$636,175
Non - cash consideration consisted of:
Note payable due to seller	$345,615
Forgiveness of note receivable, accrued interest receivable and other receivable due from seller	290,560
$636,175

The accompanying consolidated financial statements include the results of Horsham franchise operations from December 13, 2006, the effective date of acquisition, to June 30, 2008.

On May 30, 2007, the Company completed the purchase of certain of the assets and assumed certain liabilities of its largest shareholder, All American Plazas, Inc., a Pennsylvania corporation, for a purchase price of $19,250,000. The consideration for the purchase price was the issuance of 11,666,667 shares of the Company’s common stock at a price of $1.65 per share, the market price of the Company’s common stock on the day of issuance.  Prior to the purchase transaction, All American Plazas, Inc. owned approximately 31.8% of the Company’s common stock.  After consummation of the purchase transaction, All American Plazas, Inc., owned approximately 85.5% of the Company’s outstanding common stock.  Approximately 85% of the outstanding stock of All American Plazas, Inc. is beneficially held by the Chelednik Family Trust by Mr. Frank Nocito, our Vice President of Business Development, and his wife, Sharon Chelednik, for the benefit of their family members, including seven children.  Mr. Nocito is also a Vice President of All American Plazas, Inc.  In addition, pursuant to an agreement between the Chelednik Family Trust and Gregory Frost, Our Chief Executive Officer (“CEO”) and Chairman, through an entity controlled by him (Crystal Heights, LLC), is the beneficial holder of approximately 15% of the outstanding common stock of All American Plazas, Inc.  Subsequent to the business combination, All American Plazas, Inc. changed its name to All American Properties, Inc. (“Properties”). This business combination resulted in the Company acquiring the operating assets of eleven multi-use truck stop plazas, formerly operated by Properties, and assuming certain of Properties debt.  Properties retained ownership of the underlying real property on which each of the acquired travel plazas was situated.  The Company formed a new wholly-owned subsidiary, All American Plazas, Inc. (“Plazas”), a Delaware corporation, to operate the acquired plazas which constitute the Company’s Travel Plaza Segment.

Note 4 - Acquisitions-continued

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

This acquisition was also accounted for pursuant to SFAS 141 which requires that the total purchase price be allocated to the fair value of the assets acquired, including the intangible assets and liabilities, if any, assumed based on their fair values at the acquisition date.  Accordingly, under the purchase method of accounting, the assets acquired by the Company were recorded at their respective fair values as of the date of acquisition, as adjusted during the year ended June 30, 2008, summarized as follows:

Business combination with All American Plazas, Inc.:
Assets acquired and liabilities assumed :
Cash and cash equivalents	$2,201,977
Accounts receivable-net	2,947,566
Inventories	3,667,849
Property and equipment	2,443,767
Intangible assets-franchise agreements	64,156
Intangible asset-option to acquire Properties real estate	5,000,000
Prepaid expenses and other current assets	503,708
Goodwill	11,046,179
Accounts payable and accrued expenses	(5,519,662)
Notes payable	(3,114,540)
Total purchase price	$19,250,000

The accompanying consolidated financial statements include the results of Plaza’s operations from June 1, 2007, the effective date of acquisition, to June 30, 2008.

The following unaudited proforma statements of operations represent consolidated results of operations of the Company had the acquisition of All American Plazas, Inc. and Able Oil Montgomery, Inc. occurred for the current and proceeding fiscal years, summarized as follows:

(Unaudited)	For the Year Ending
June 30, 2007

Net revenue	$282,241,850
Net loss	$(12,291,420)
Basic and diluted loss per share	$(0.83)

The above unaudited proforma information does not purport to be indicative of what would have occurred had the acquisitions been made as of such date or the results which may occur in the future.

Note 5 - Notes Receivable

On March 1, 2004, the Company entered into two notes receivable totaling $1.4 million related to the sale of its subsidiary, Able Propane, LLC. The notes are secured by substantially all the assets of Able Propane, LLC. One note for $500,000 bears interest at a rate of 6% per annum and the other note for $900,000 is non-interest bearing. Principal is payable in annual installments and interest is paid quarterly with the final maturity date of March 1, 2008 for both notes.  The balance outstanding of these two notes as of June 30, 2008 and 2007 was zero and $725,000, respectively. Interest earned on the interest-bearing note for the years ended June 30, 2008 and 2007 was $20,000 and $30,000, respectively.  The principal and interest due on the notes was paid-in-full on March 6, 2008.

The Company had a note receivable from Able Montgomery, Inc. (“Able Montgomery”) and Andrew Schmidt (the owner of Able Montgomery) related to the sale of Able Montgomery and certain assets to Mr. Schmidt. The note was dated June 15, 2000 for $170,000. The note bore interest at 9.5% per annum and payments commenced October 1, 2000. The note was secured by the stock of Able Montgomery, Able Montgomery’s assets, as well as a personal guarantee of Mr. Schmidt. The balance outstanding on this note at June 30, 2007 was zero.  On December 13, 2006, the Company purchased the assets of Able Montgomery (See Note 4).  Included in the purchase consideration was the forgiveness of the principal balance due and accrued interest on the above noted note receivable.

Note 6 - Property and Equipment

Property and equipment was comprised of the following at June 30, 2008 and 2007:

	June 30,
	2008	2007
Land	$479,346	$479,346
Buildings	1,674,124	1,674,124
Building improvements	791,166	906,685
Trucks and autos	4,349,790	4,552,651
Machinery and equipment	1,848,895	1,988,777
Office furniture, fixtures and equipment	1,371,183	1,359,241
Fuel tanks	984,461	1,008,129
Cylinders - propane	525,501	486,309
Construction in progress	219,829	-
	$12,244,295	$12,455,263
Less: accumulated depreciation	(5,830,284)	(4,852,000)
Property and equipment, net	$6,414,011	$7,603,263

At June 30, 2008 and 2007 equipment held under the capital leases, included above, had a net book value of $1,152,967 and $1,398,361, respectively.

Depreciation of property and equipment, including the depreciation of equipment held under capital leases, was $1,143,609 and $622,518 for the years ended June 30, 2008 and 2007, respectively.

Note 6 - Property and Equipment-continued

Closure of Strattanville Travel Plaza

One of the Travel Plazas Segments facilities, Strattanville, Pennsylvania, was shut-down in April, 2008 due to unprofitable operations at that site.  Management is exploring business opportunities relating to this site.  All of the equipment at this facility could be transferred and utilized at other locations.  As of June 30, 2008, $158,520 of equipment has been classified as an idle asset and is no longer being depreciated.

Doswell Sale Agreement

On May 12, 2008, the Company entered into a sale agreement with T.S.O. Inc. (“TSO”) for the sale of the Company’s operating assets located at its leased Doswell, VA travel plaza.  In exchange for total consideration to the Company of approximately $0.4 million, the Company has agreed to transfer to TSO title to all tangible and intangible assets (excluding corporate records) and liabilities relating to the operations of the Doswell, VA travel plaza.  TSO had until October 12, 2008 to obtain and deliver a firm commitment letter for the purchase price.  By letter dated November 6, 2008, Properties, the owner of the real property underlying the Doswell travel plaza, sent a notice to TSO terminating the contract of sale.  During the period July 12, 2008 through the termination of the contract of sale, TSO is obligated to pay the Company rent in the amount of $75,000 per month.

Note 7 - Intangible Assets

Intangible assets were comprised of the following:

	For theYear Ended June 30,
	2008				2007
	Weighted				Weighted
	Average				Average
	Remaining				Remaining
	Useful	Carrying	Accumulated		Useful	Carrying	Accumulated
	Life (Yrs)	Amount	Amortization	Net	Life (Yrs)	Amount	Amortization	Net
Customer lists	7.7	$1,308,025	$552,903	$755,122	8.3	$1,308,025	$464,374	$843,651
Website development costs	4.2	312,538	52,086	260,452	3.0	2,394,337	2,331,324	63,013
Franchise agreements	9.1	64,155	6,717	57,438	9.1	64,155	516	63,639
Option to purchase real estate	9.0	5,000,000	541,667	4,458,333	10.0	5,000,000	-	5,000,000
Total	8.6	$6,684,718	$1,153,373	$5,531,345	9.7	$8,766,517	$2,796,214	$5,970,303

The estimated amortization of customer lists, website development costs, franchise agreements and the option to purchase real estate for the five years ending June 30, 2013 and thereafter, is as follows:

		Website		Option to
	Customer	Development	Franchise	Purchase
For the years ending June 30,	Lists	Costs	Agreements	Real Estate	Total

2009	$88,530	$62,508	$6,200	$500,000	$657,238
2010	85,209	62,508	6,200	500,000	653,917
2011	84,545	62,508	6,200	500,000	653,253
2012	59,167	62,508	5,811	500,000	627,486
2013	46,478	10,420	4,595	500,000	561,493
Thereafter	391,193	-	28,432	1,958,333	2,377,958
	$755,122	$260,452	$57,438	$4,458,333	$5,531,345

Note 7 - Intangible Assets - continued

Information related to intangible assets for the years ended June 30, 2008 and 2007 is as follows:

	Twelve Months Ended June 30,
	2008	2007
Balance-Beginning of year	$5,970,303	$326,658
Amounts capitalized	312,538	5,761,330
Amortization	(751,496)	(117,685)
Balance-End of year	$5,531,345	$5,970,303

Amortization expense for intangible assets was $751,496 and $117,685 for the years ended June 30, 2008, and 2007, respectively. In fiscal 2008, the Company capitalized from work in progress $312,538 of software development costs.  In connection with the purchase of Horsham, the Company recorded a customer list asset with a preliminary value of $697,175.  In connection with the All American Plazas, Inc. now known as All American Properties, Inc. (“Properties”) business combination in May 2007, the Company assigned a fair value of $5.0 million for the contractual right to purchase certain travel plaza real estate assets and the assumption of real estate mortgages.  The Company also recognized a franchise agreement intangible asset of $64,155 in conjunction with the business combination with Properties.

Also in conjunction with the business combination with Properties, the Company acquired a ten-year option to acquire any of the travel plaza real estate owned by Properties, providing that the Company assume all existing debt obligations related to the applicable properties.  The option has been valued at $5.0 million and is exercisable as long as the leases held by the Company's subsidiary, All American Plazas, Inc. (“Plazas”), relating to the applicable real estate remain in effect.  Plazas’ leases automatically renew, upon the mutual consent of Plazas and Properties, for consecutive one-year terms so that the total term of each lease shall be for a period of ten years.

At June 30, 2008, the weighted average remaining life of the intangible assets was 8.6 years.

Note 8 - Deferred Financing Costs and Debt Discounts

The Company incurred deferred financing costs in conjunction with the sale of convertible debentures on July 12, 2005, July 5, 2006 and August 8, 2006 (See Note 12), notes payable on May 13, 2005 (See Note 10), and a line of credit on May 13, 2005 (See Note 9).  These costs were capitalized to deferred financing costs and are being amortized over the term of the related debt.  Amortization of deferred financing costs was $65,712 and $814,088 for the years ended June 30, 2008 and 2007, respectively. The 2007 amount includes $715,000 charged to amortization of deferred financing costs since the financing did not occur.

Additionally, in accordance with EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”, the Convertible Debentures issued on July 12, 2005, July 5, 2006 and August 8, 2006 were considered to have a beneficial conversion premium feature. The Company recorded a debt discount of $5,500,000 related to this conversion premium and warrants issued in connection with the financing.  The Company amortized $1,160,271 and $1,286,135 of debt discount during the years ended June 30, 2008 and 2007, respectively.

Note 9 - Line of Credit

On May 13, 2005, the Company entered into a $1,750,000 line-of-credit agreement (the “Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”). The loan is secured by certain eligible accounts receivable, inventory and certain other assets as defined in the agreement. The line bears interest at Citibank's prime rate, plus 4% per annum (9.0% and 12.25% at June 30, 2008 and 2007, respectively) not to exceed 24%, with a minimum interest of $9,000 per month. The line also requires an annual facility fee and monthly collateral management fees equal to 2% and 0.025%, respectively. In addition, deposits were not credited to our account until four business days after receipt by EGC.  On December 28, 2007 and February 11, 2008 the Company received over advances on this line in the amounts of $250,000 for each date.  Repayment of these advances were each 30 days.  Therefore, the effective interest rate for the year ended June 30, 2008 and 2007 was 29.4% and 21.0%, respectively, and the average amount outstanding against the line of credit at June 30, 2008 and 2007 was $549,396 and $730,689, respectively.  The balance due as of June 30, 2008 and 2007 was $979,818 and $481,602, respectively, and $770,182 was available under the line of credit at June 30, 2008.  The Agreement renews annually unless terminated by either party, as provided for in the Agreement.

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

Note 10 - Notes Payable and Notes Payable-Related Party

On May 13, 2005, the Oil Segment entered into a term loan with Northfield Savings Bank for $3,250,000.  Principal and interest are payable in monthly installments of approximately $21,400, commencing on July 1, 2005.  The note is secured by Company owned real property located in Rockaway, New Jersey with a net book value of $839,057 at June 30, 2008 and an assignment of leases and rents at such location. The initial interest rate is 6.25% per annum on the unpaid principal balance for the first five (5) years, to be redetermined every fifth anniversary date (reset date) at 300 basis points over the five (5) year United States Treasury rate, but not lower than the initial rate; at that time the monthly payment will be redetermined. The interest rate on default is 4% per annum, charged at the bank’s option, above the interest rate then in effect.  At the maturity date of June 1, 2030, all amounts owed are due and payable. As of June 30, 2008 and 2007, the Company was in default of two non-financial covenants under the agreement for which the Company has received a waiver.  The balance outstanding on this note at June 30, 2008 and 2007 was $3,071,844 and $3,134,990, respectively.

On August 27, 1999, the Oil Segment entered into a note related to the purchase of equipment and facilities from B&B Fuels, Inc.  The total original principal balance of the note was $145,000.  The note is payable in the monthly amount of principal and interest of $1,721 with an interest rate of 7.5% per annum through August 27, 2009.  The note is secured by a mortgage granted by Able Energy New York, Inc. on properties at 2 and 4 Green Terrace and 4 Horicon Avenue, Town of Warrensburg, Warren County, New York.  The balance due on this note at June 30, 2008 and 2007 was $23,003 and $41,186, respectively.

On December 13, 2006, the Oil Segment entered into a 5 year note agreement relating to the purchase of the Horsham Franchise in the amount of $345,615 (See Note 4).  The interest rate is 7.0% per annum and principal and interest is payable in monthly installments of $6,844 which commenced on January 13, 2007. The balance due on this note at June 30, 2008 and 2007 was $254,275 and $316,225, respectively.

Note 10 - Notes Payable and Notes Payable-Related Party – continued

On January 8, 2007, Plazas entered into an Account Purchase Agreement with Crown Financial (“Crown”) whereby Crown advanced $1,444,775 to Plazas in exchange for certain existing accounts receivables and taking ownership of new accounts originated by Plazas.  Repayment of the loan is to be made from the direct payments to Crown from the accounts it purchased from Plazas and a fee equal to 2.5% of the outstanding advance for the preceding period payable on the 15th and 30th day of each month.  The Crown loan is secured by the mortgages on the real property and improvements thereon owned by Properties known as the Strattanville and Frystown Gables truck stop plazas and a personal guarantee by Frank Nocito.  Subsequent to the May 2007 closing of the business combination between the Company and Properties, on July 1, 2007 the Account Purchase Agreement between Plazas and Crown Financial has been amended and modified from “Eligible Accounts having a 60 day aging” to a “90 day aging that are not reasonably deemed to be doubtful for collections” and the fee of 2.5% payable on the 15th and 30th day of each month has been modified to 1.375%. The Company has assumed this obligation based on the business combination; however, Properties has agreed to continue to secure this financing with the aforementioned real estate mortgages. The balance due on this note at June 30, 2008 and 2007 was $817,367 and $1,324,775, respectively.

On March 20, 2007, the Oil Segment entered into a credit card receivable advance agreement with Credit Cash whereby Credit Cash agreed to loan the Company $1,200,000. The loan is secured by the Company's existing and future credit card collections.  Terms of the loan call for a repayment of $1,284,000, which includes the one-time finance charge of $84,000, over a seven-month period. This will be accomplished through Credit Cash withholding 18% of credit card collections of Able Oil Company and 10% of credit card collections of PriceEnergy.com, Inc. over the seven-month period which began on March 21, 2007. There are certain provisions in the agreement which allows Credit Cash to increase the withholding, if the amount withheld by Credit Cash over the seven-month period is not sufficient to satisfy the required repayment of $1,284,000. On July 18, 2007, August 3, 2007, November 7, 2007, January 18, 2008, February 14, 2008 and April 11, 2008, the Company, in accordance with its agreement with Credit Cash, refinanced the loan in the amounts of $250,000, $300,000, $1,100,000, $500,000, $500,000 and $800,000, respectively (see Note 10). The outstanding Credit Cash loan as of June 30, 2008 and 2007 was $292,619 and $493,521, respectively.  Please refer to Note 21 - Subsequent Events, below for disclosure relating to disclosure of additional transactions with Credit Cash, subsequent to June 30, 2008, that helped to improve or affected the Company’s liquidity.

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

On August 31, 2006, Plazas entered into a loan agreement with EGC/Credit Cash, relating to the processing of its credit card transactions, in the initial amount of $1,000,000.  The interest rate is prime plus 3.75%.  The balance due on this note at June 30, 2008 and 2007 was $328,474 and $1,160,235, respectively.

On July 16, 2007, Credit Cash agreed to extend further credit of $400,000 secured by the credit card receivables at the truck stops operated by Plazas.  This July 16, 2007 extension of credit agreement was in addition to and supplemented all previous agreements with Credit Cash. Terms of the original loan and extensions called for repayment of $1,010,933 plus accrued interest which will be repaid through Credit Cash withholding 15% of credit card collections from the operations of the truck stop plazas until the loan balance is paid in full. The interest rate is prime plus 3.75% (12% at June 30, 2008). There are certain provisions in the agreement, which allows the Lender to increase the withholding, if the amount it is withholding is not sufficient to satisfy the loan in a timely manner. However, on November 2, 2007 and again on January 18, 2008, Credit Cash again agreed to extend an additional credit in the amount of $1,100,000 and $600,000, respectively. Terms of the agreement are the same as the prior July 16, 2007 financing. On January 18, 2008 the Travel Plaza segment of the Company refinanced its loan with Credit Cash for an additional amount of $600,000.  There are certain provisions in the agreement, which allows Credit Cash to increase the withholding, if the amount it is withholding is not sufficient to satisfy the loan in a timely manner. This repayment percentage was increased to 20% in April 2008 due to suspension of diesel sales in several locations due to pricing and cash flow issues.  This 20% was renegotiated in August 2008 down to 12%.

Note 10 - Notes Payable and Notes Payable-Related Party - continued

The outstanding balance of the loan as of June 30, 2008 was $328,474 plus accrued interest. Please refer to Note 21 - Subsequent Events, below for disclosure relating to disclosure of additional transactions with Credit Cash, subsequent to June 30, 2008, that helped to improve or affected the Company’s liquidity.

From June 1, 2007 through June 30, 2007, during the post-closing period of the business combination between the Company and Properties, Plazas made $8,374,495 in payments to its fuel supplier, TransMontaigne, on behalf of Properties.  These payments were not made from any capital infusion or advances made by Plazas, but rather were generated from revenues from the ongoing operations of the Travel Plaza Segment. These payments of $8.4 million were included in the advances to related parties balance at June 30, 2007. On October 5, 2007, Plazas along with Properties entered into an agreement with TransMontaigne to provide for the continued supply of fuel for the travel plazas, to extend a credit facility of $2.0 million to Plazas to purchase fuel on a pre-paid basis and for Properties to provide certain real property as collateral for its outstanding obligation to TransMontaigne for its fuel purchases prior to the closing of the business combination. As a result of this agreement, trade payables of $8.4 million owed by Plazas to TransMontaigne for fuel purchased after the closing of the business combination, as well as payments made by Plazas during that time period for obligations to TransMontaigne owed by Properties for fuel purchases prior to the closing, were reclassified and booked as obligations of Properties. This reclassification correspondingly reduced Plazas obligations to TransMontaigne by the amount of the payments it had made to TransMontaigne during the period from June 1, 2007 through June 30, 2007 on behalf of Properties referred to above. Thereafter, on November 30, 2007, the parties amended their agreement and entered into an Amended and Restated Note Agreement (the “Agreement”), which reduced Plazas’ line of credit for the purchase of fuel on a cash delivery basis to $1,550,000. This reduced line of credit was evidenced by a promissory note (the “Note”) in that amount and is outstanding at June 30, 2008. The Note does not accrue interest until November 15, 2009 at which point, if the Note is not paid, it accrues interest at 8% per annum. In addition to Plazas’ obligation to TransMontaigne pursuant to the Note, as of November 30, 2007, Plazas owed TransMontaigne the sum of $1.6 million in trade payables for additional fuel it purchased from TransMontaigne after the closing of the business combination. Any payment of these trade payables will correspondingly reduce Properties obligations to TransMontaigne under the Agreement. As part of the Agreement, Properties also made a note to TransMontaigne in an amount, which in accordance with the reclassification, included the payments made by Plazas to TransMontaigne on behalf of Properties during the post-closing transition period. Collateral for the Note and Properties’ obligations to TransMontaigne under the Agreement are certain real property owned by Properties. The Company and Properties are currently in the process of renegotiating the terms of the Agreement.

On October 17, 2007, the Oil Segment entered into a loan agreement with S&S NY Holdings, Inc. (“S&S”) for $500,000 to purchase #2 heating fuel. The term of the agreement was for 90 days with an option to refinance at the end of the 90-day period for an additional 90 days. The repayment of the principal amount was $0.10 cents per gallon of fuel sold to the Company’s customers excluding pre-purchase gallons. An additional $0.075 per gallon was paid as interest. The agreement also provides that in each 30-day period the interest amount can be no less than $37,500. As of February 15, 2008 the Company had repaid $137,180 and exercised its right to refinance the amount until March 31, 2008. The amount outstanding on this note at June 30, 2008 was $362,820.

On December 20, 2007, the Oil Segment entered in to a second loan agreement with S&S for $500,000 to purchase #2 heating fuel.  The term of the agreement was through March 31, 2008.  The repayment of principle was not due until the maturity date.  An additional $0.075 per gallon was paid as interest. The agreement also provides that in each 30-day period the interest amount can be no less than $37,500.  The outstanding balance on this note was $500,000 at June 30, 2008.  On July 22, 2008, the Company entered into an agreement with S&S which provided for repayment of the loans from S&S in exchange for granting S&S a 49% interest in Able Energy New York, Inc. (“Able NY”), a wholly owned subsidiary of the Company, and a 90% interest in the Company’s Able PA operations (“Able PA”).  This agreement was amended on October 31, 2008, granting the Company the right to repurchase S&S’s interest in Able NY and Able PA.  See, Note 21 Subsequent Events for disclosure relating to the July 22, 2008 “S&S Settlement Agreement” and the October 31, 2008 “Amendment to the S&S Settlement Agreement”.

Note 10 - Notes Payable and Notes Payable-Related Party - continued

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

In addition, the Company has entered into 17 miscellaneous loan agreements and notes that, as of June 30, 2008, the total amount due on all 17 items was $292,540 with interest rates ranging from 0.97% to 15.2% and maturity dates ranging from October 2009 to July 2011.

Maturities on notes payable as of June 30, 2008 are as follows:

For the Year Ending
June 30, 2008	Amount

2009	$4,123,602
2010	257,879
2011	209,696
2012	125,714
2013	86,210
Thereafter	2,689,841
Total	$7,492,942

Note 11 - Capital Leases Payable

The Company has entered into various capital leases for equipment expiring through December 2012. The capital leases bear interest at rates ranging between 8% and 12% per annum. During the year ended June 30, 2007, the Company purchased equipment under five capital leases amounting to $402,775.  There were no such purchases in the year ended June 30, 2008.

The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2008

For the Year
Ending June 30,	Amount

2009	$351,393
2010	212,320
2011	144,328
2012	63,367
2013	-
Total minimum lease payments	$771,409
Less: amounts representing interest	83,715
Present value of net minimum lease payments	$687,694
Less: current portion	366,804
Long-term portion	$320,890

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

During the year ended June 30, 2006, Convertible Debentures totaling $2,367,500 in principal amount, plus accrued interest totaling $49,563, were converted into 371,856 shares of the Company’s common stock. Amortization of the debt discounts on this Convertible Debenture for the years ended June 30, 2008 and 2007 were $7,737 and $63,016, respectively.

As of June 30, 2008, the outstanding principal on the Convertible Debentures was $132,500, and the debt discount was fully amortized.

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

Note 12 - Convertible Debentures-continued

On July 5, 2006, the Company closed a Securities Purchase Agreement entered into on June 30, 2006 whereby it sold a non-redeemable $1,000,000 convertible term note, due June 30, 2009, to Laurus Master Fund, Ltd. ("Laurus") and issued a 5 year warrant for 160,000 shares of the Company’s common stock. The Company paid fees of $49,000 to Laurus and received net proceeds of $951,000. The Company incurred escrow fees of $1,500.   In conjunction with this issuance, the Company agreed that within sixty (60) days from the date of issuance of the convertible term note payable and warrant that it would file a registration statement with the SEC covering the resale of the shares of the Company's convertible term common stock issuable upon conversion of the note and the exercise of the warrant. This registration statement would also cover any additional shares of common stock issuable to Laurus as a result of any adjustment to the fixed conversion price of the note or the exercise price of the warrant.   The agreement does not provide any formula for liquidated damages.  The Company did not file a registration statement by August 29, 2006 covering the common stock issuable upon conversion of the convertible term note and the exercise of warrants issued to Laurus.  As of June 30, 2008, the Company had yet to file that registration statement.  Consequently, the Company is in breach of its registration obligations to Laurus although the Company has not received any notice from Laurus regarding this registration rights default and or the assessment of any penalties that might have resulted therefrom.  The Company’s breach of its registration obligations constitutes a default under the agreement, which enables the holders to declare the convertible debentures immediately due and payable.  Therefore, as of June 30, 2008, this debt is classified as short-term on the Company’s consolidated balance sheet.

In accordance with EITF 00-27 “Application of Issue #98-5 to Certain Convertible Instruments” and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios", on a relative fair value basis, the warrants were recorded at a value of $472,000. The conversion feature, utilizing an effective conversion price and market price of the common stock on the date of issuance of $3.00 and $7.70, per share, respectively, was valued at $723,000, which was then limited to $528,000, the remaining undiscounted value of the proceeds of the convertible term note. Accordingly, the Company has recorded a debt discount related to the warrants of $472,000 and a beneficial conversion feature of the convertible term note of $528,000, which amounts are amortizable utilizing the interest method over the three year term of the convertible term note. Amortization of debt discounts on this convertible note payable amounted to approximately $271,000 and $330,000 for the years ended June 30, 2008 and 2007, respectively.

The note is convertible at the option of Laurus into shares of the Company's common stock, at an initial fixed conversion price of $6.50 per share.  The conversion rate of the note is subject to certain adjustments and limitations as set forth in the note.  As of June 30, 2008 and 2007, the convertible debt principal outstanding on the Laurus note was $805,556 and $1,000,000, respectively, which was then offset by an unamortized debt discount of approximately $399,000 and $670,000 at June 30, 2008 and 2007, respectively.

On August 8, 2006, the Company issued $2,000,000 of convertible debentures to certain investors, due August 8, 2008 and issued 5 year non-redeemable warrants to purchase 672,667 shares of the Company’s common stock. While no formal notice of default has been received, the Company is currently negotiating to extend the terms of this agreement.  In conjunction with this issuance, the Company had agreed to file a registration statement within forty-five (45) days, or by September 22, 2006, covering the resale of the shares of common stock underlying the debentures and warrants issued to the investors, and by October 15, 2006, to have such registration statement declared effective.  The registration rights agreement with the investors provides for partial liquidated damages in the case that these registration requirements are not met.    From the date of violation, the Company is obligated to pay liquidated damages of 2% per month of the outstanding amount of the convertible debentures, up to a total of 24% of the initial investment, or $0.5 million.  As of June 30, 2008, the Company had not yet filed a registration statement regarding these securities.   Accordingly, through June 30, 2008, the Company incurred and recorded a liquidated damages obligation of $0.5 million, none of which has been paid.    In addition, the Company is obligated to pay 18% interest per annum on any damage amount not paid in full within 7 (seven) days.  Through June 30, 2008, the Company has incurred an interest obligation of approximately $0.1 million, none of which has been paid.  The holders have not waived their rights under this agreement.  Additionally, the Company’s breach of its registration obligations constitutes a default under the agreement, which enables the holders to declare the convertible debentures immediately due and payable.  Therefore, as of June 30, 2008, this debt is classified as short-term on the Company’s consolidated balance sheet.  The Company has not received any notice from the purchasers of the convertible debentures regarding this registration rights default or any other default notice.

Note 12 - Convertible Debentures-continued

The convertible debentures are convertible into shares of the Company's common stock at a conversion price of $6.00 per share, which was the market value of the Company's common stock on the date of issuance. The Company received net proceeds of $1,820,000 and incurred expenses of legal fees of $40,000 and broker fees of $140,000 in connection with this financing that were recorded as deferred financing costs and amortized on a straight-line basis over the two year term of the convertible debentures. The convertible debentures bear interest at the greater of either LIBOR (2.46% as of June 30, 2008) plus 6.0%, or 12.5%, per annum, and such interest is payable quarterly to the holder either in cash or in additional convertible debentures at the Company’s option.

At any time, the holder may convert the convertible debenture into shares of common stock at $6.00 per share, or into 333,333 shares of common stock, which represents a conversion at the face value of the convertible debenture.

On May 30, 2007, upon consummation by the Company of the business combination transaction with Properties, the Company may redeem the convertible debentures at a price of 120% of the face amount, plus any accrued but unpaid interest and any unpaid liquidated damages or under certain conditions, the Company may redeem the amount at 120% of the face amount in cash, or redeem through the issuance of shares of common stock at the lower of the existing conversion price or 90% of the volume weighted average price, as stipulated in the agreement.

The investors may elect to participate in up to 50% of any subsequent financing of the Company by providing written notice of intention to the Company.

The investors also were issued 333,333, 166,667 and 172,667 five-year warrants to purchase additional shares of the Company's common stock at $4.00, $6.00 and $7.00 per share, respectively. These warrants were valued at $3,143,000 using the Black-Scholes model, applying an interest rate of 4.85%, volatility of 98.4%, dividends of 0% and a term of five years. In accordance with EITF 00-27 and EITF 98-5, on a relative fair value basis, the warrants were recorded at a value of $1,222,000. The beneficial conversion feature, utilizing an effective conversion price and market price of the common stock on the date of issuance of $2.00 and $6.00, per share, respectively, was valued at $1,333,000 which, was then limited to $778,000, the remaining undiscounted value of the convertible term note. Accordingly, the Company has recorded a debt discount related to the warrants of $1,222,000, the beneficial conversion feature of the convertible term note of $778,000, which amounts are amortizable over the two-year term of the convertible debenture.  Amortization of debt discount on these convertible debentures was approximately $883,000 and $893,000 for the years ended June 30, 2008 and 2007, respectively. As of June 30, 2008 and 2007, the convertible debt principal outstanding on this debt was $1,850,000 and $2,000,000, respectively, which was then offset by an unamortized debt discount of approximately $225,000 and $1,107,000 at June 30, 2008 and 2007, respectively.

As of June 30, 2008, the Company’s future debt discount to be amortized in 2009 was $623,962.

Note 13 - Stockholders Equity

Stock-Based Compensation

On December 15, 2005, the Company entered into a consulting agreement, which included the issuance of options to purchase 25,000 shares of the Company’s common stock at an exercise price of $8.09, the market price on the date of the agreement. The options were valued at $174,430 using the Black-Scholes option-pricing model and were amortized over the initial 3-year life of the consulting agreement.  Stock-based compensation was zero and $115,607 for the years ended June 30, 2008 and 2007, respectively, relating to this agreement. The Company terminated this consulting agreement in December, 2006.

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

Note 13 - Stockholders Equity-continued

Stock-Based Compensation-continued

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

On June 29, 2007, the Company issued options to four outside members of its Board of Directors to purchase an aggregate of 321,040 shares of the Company’s common stock at an exercise price of $1.90, the market price on the day of grant.  The options were valued at $439,825 using the Black-Scholes option-pricing model and were fully vested and exercisable when issued.   Black Scholes variables used were 5 year term, risk free interest rate of 4.30% and volatility of 91%.

A summary of the Company's stock option activity and related information for the years ended June 30, 2007 and 2008 is as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding June 30, 2006	91,500	$5.92
Granted	371,040	2.26
Exercised	(12,500)	4.36
Forfeited	(50,000)	4.55
Outstanding June 30, 2007	400,040	2.74
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding June 30, 2008	400,040	2.74

During the years ended June 30, 2008 and 2007, zero options and 12,500 options were exercised for proceeds of zero and $54,500 respectively.

Note 13 - Stockholders Equity-continued

Stock-Based Compensation-continued

Options exercisable are as follows:

	Number of Options	Weighted Average Exercise Price

June 30, 2007	400,040	$2.74

June 30, 2008	400,040	$2.74

The weighted-average fair value of options granted during the year ended June 30, 2007 was $1.67.  There were no options granted in the year ended June 30, 2008.

The following is a summary of stock options outstanding and exercisable at June 30, 2008 by exercise price range:

Exercise Price Range	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Intrinsic Value
$2.55 - $ 4.36	30,000	0.5	$2.86	$101,675
$8.09 - $ 8.32	49,000	2.6	8.20	-
$1.90	321,040	9.0	1.90	536,137
Totals	400,040	7.6	$2.74	$637,812

Stock Options

The estimated weighted average fair values of the options at the date of grant using the Black-Scholes option-pricing model as promulgated by SFAS 123 and the related assumptions used to develop the estimates are as follows:

	Years Ended
	2008	2007	2006
Risk-free interest rate	(a)	4.3%	4.3%
Expected volatility	(a)	91.0%	90.9%
Dividend yield	(a)	-	-
Expected life	(a)	5 years	3.5 years

Note:
(a)  There were no options granted in the year ended June 30, 2008.

The weighted average fair value of options granted during the years ended June 30, 2007 was $2.74.

Equity Plans

The Able Energy, Inc.’s 1999 Employee Stock Option Plan, as amended, permits stock option awards up to 700,000 shares of the Company's common stock to be granted to directors, employees and consultants of the Company.  This plan states that unless otherwise determined by the Board of Directors, an option shall be exercisable for ten years after the date on which it was granted.  Vesting terms are set by the Board of Directors.  There are 84,250 options remaining available for issuance under this plan at June 30, 2008.

Note 13 - Stockholders Equity-continued

Stock-Based Compensation-continued

The Able Energy, Inc. 2000 Employee Stock Purchase Plan, which was approved by the stockholders on June 23, 2000, permits stock option awards up to 350,000 shares of the Company's common stock to be granted to employees of the Company. There are 350,000 shares remaining available for issuance under this plan at June 30, 2008.

The Able Energy, Inc. 2000 Stock Bonus Plan, which was approved by the stockholders on June 23, 2000, permits restricted stock awards up to 350,000 shares of the Company's common stock to be granted to directors, employees and consultants of the Company. There are 338,000 shares remaining available for issuance under this plan at June 30, 2008.

The Able Energy, Inc. 2005 Incentive Stock Plan, which was approved by the stockholders on May 25, 2005, permits stock option, common stock, and restricted common stock purchase offer awards of up to 1,000,000 shares of the Company's common stock to be granted to directors, employees and consultants of the Company.  There are 678,960 shares remaining available for issuance under this plan at June 30, 2008.

Warrants

A summary of the Company’s stock warrant activity, and related information for the years ended June 30, 2007 and 2008 is as follows:

	Number of Warrants	Weighted Average Exercise Price

Outstanding June 30, 2006	5,332,309	$7.49
Granted	832,667	5.32
Exercised	-	-

Outstanding June 30, 2007	6,164,976	7.20
Granted	25,000	0.56
Exercised	-	-

Outstanding June 30, 2008	6,189,976	$7.17

During the years ended June 30, 2008 and 2007, no warrants were exercised.

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

Note 13 - Stockholders Equity-continued

Voluntary NASDAQ Delisting

On October 4, 2006, the Company announced its intention to voluntarily delist the Company's common stock from the NASDAQ Capital Market, effective as of the start of trading on October 13, 2006. The Company's common stock is currently quoted on the Pink Sheets. The management of the Company has indicated that the Company will seek to have its common stock quoted on the OTC Bulletin Board as soon as it qualifies for listing following the filing of this June 30, 2008 Annual Report on Form 10-K and the September 30, 2008 Quarterly Report on Form 10-Q.

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

The Company’s Oil Segment, consisting of Able Oil, Able NY, Able Energy Terminal, LLC and PriceEnergy, is engaged in the retail distribution of, and the provision of services relating to, #2 home heating oil, propane gas, kerosene and diesel fuels. In addition to selling liquid energy products, the Company offers complete heating, ventilation and air conditioning (“HVAC”) installation and repair and other services and also markets other petroleum products to commercial customers, including on-road and off-road diesel fuel, gasoline and lubricants.

Note 14 - Segment reporting – continued

The Company’s Travel Plaza Segment, operated by of Plazas, is engaged in the retail sale of food, merchandise, fuel, personal services, onsite and mobile vehicle repair, services and maintenance to both the professional and leisure driver through a current network of ten travel plazas, located in Pennsylvania, New Jersey, New York and Virginia.

	Year Ended June 30,
	2008	2007
Revenues

Oil Segment:
#2 heating oil	$54,677,747	$51,848,720
Gasoline, diesel fuel, kerosene, propane & other lubricants	17,637,567	19,508,552
Equipment, sales & installation	2,255,439	2,712,048

Total Oil Segment	$74,570,753	$74,069,320

Travel Plaza Segment:
Fuels	$174,578,455	$16,721,454
Non-Fuels	27,291,380	2,850,774

Total Travel Plaza Segment	$201,869,835	$19,572,228

Total revenues	$276,440,587	$93,641,548

Depreciation & amortization
Oil Segment	$754,263	$692,754
Travel Plaza Segment	1,134,643	47,449

Total depreciation and amortization	$1,888,906	$740,203

Interest Expense
Oil Segment	$1,501,931	$862,034
Travel Plaza Segment	712,024	86,982

Total interest expense	$2,213,955	$949,016

Segment Loss
Oil Segment	$(4,381,058)	$(6,019,591)
Travel Plaza Segment	(8,532,175)	(612,712)

Total segment loss	$(12,913,233)	$(6,632,303)

Inventories
Total Oil Segment	$427,339	$626,483
Total Travel Plaza Segment	2,296,976	3,565,307

Inventory	$2,724,315	$4,191,790

Goodwill
Oil Segment	$-	$-
Travel Plaza Segment	11,046,179	11,139,542

Total goodwill	$11,046,179	$11,139,542

All Other Assets
Oil Segment	10,259,230	$11,176,463
Travel Plaza Segment	10,713,274	21,654,301

Total all other assets	$20,972,504	$32,830,764

Total Assets
Oil Segment	$10,686,569	$11,802,946
Travel Plaza Segment	24,056,429	36,359,150

Total assets	$34,742,998	$48,162,096

Note 14 - Segment reporting – continued

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

The Company signed its first franchise agreement in December 1998. As of June 30, 2008, there was one Able Energy franchise in operation, located in East Stroudsburg, Pennsylvania.

On June 29, 2001, PriceEnergy.com Franchising, LLC signed its first franchise agreement.  As of June 30, 2008, PriceEnergy.com Franchising, LLC has one franchise in operation in Norwalk, Connecticut.

The Company stopped actively selling franchises in March 2002 and has not sold any franchises since that time.  Franchise fee revenues were zero and $14,783 for the years ended June 30 2008 and 2007, respectively.

Note 16 - Income Taxes

Components of the provision for income taxes associated with continuing operations are as follows:

	For the Years Ended June 30,
	2008	2007
Current:
Federal	$-	$-
State	28,680	28,824
	28,680	28,824
Deferred:
Federal	215,000	-
State	32,000	-
	247,000	-
	$275,680	$28,824

The provision for (benefit from) income taxes associated with continuing operations using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	For the Years Ended June 30,
	2008	2007
Federal income taxes at statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(0.3)%	(5.0)%
Permanent differences	10.0%	9.6%
Change in valuation allowance	24.3%	29.4%
Other	- %	- %
Effective income tax rate	- %	- %

Note 16 - Income Taxes-continued

Temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to deferred tax assets and liabilities and their approximate tax effects are as follows:

	June 30,
	2008	2007
Net operating loss carry forwards	$9,663,224	$5,642,722
Allowance for doubtful accounts	504,632	293,365
Stock-based compensation	300,177	294,000
Deferred tax assets - gross	10,468,033	6,230,087
Property and equipment	(169,499)	(194,718)
Goodwill	(247,000)	(19,000)
Deferred tax asset - net	10,051,534	6,016,369
Less: Valuation allowance	(10,051,534)	(6,016,369)

Total	$-	$-
Increase (decrease) in valuation allowance	$4,035,165	$1,471,429

The Company has federal net operating loss (“NOL”) carry forwards of approximately $24,800,763 and $14,455,000 as of June 30, 2008 and 2007, respectively. The federal NOL carry forwards expire between June 30, 2021 and 2028.  Able Energy, Inc, Able Oil Company and PriceEnergy.Com, Inc. have aggregate New Jersey NOL carry forwards of approximately $24,619,313 and $13,732,000 as of June 30, 2008 and 2007, respectively.  The New Jersey net operating loss carry forwards expire between June 30, 2009 and 2015.  The federal and state NOL carry forwards at June 30, 2008 and 2007 include approximately $3,933,000 related to windfall tax deductions for which a benefit will be recorded to additional paid-in capital when realized.  The Company’s ability to use its federal NOL carry forwards may be subject to an annual limitation in future years pursuant to Section 382 of the Internal Revenue Code (“IRC”).

These carry forward losses are available to offset future taxable income, if any.  The Company’s utilization of this carry forward against future taxable income is subject to the Company having profitable operations or a profitable sale of Company assets, which creates taxable income. Due to the uncertainty surrounding the realization of the benefits associated with the carry forward losses and the other temporary differences, the Company has provided a valuation allowance for the entire amount of the net deferred tax assets as of June 30, 2008 and 2007.

Note 17 - 401(k) Plan

Able Oil Company, included in the Oil Segment, established a Qualified Profit Sharing Plan under IRC Section 401(k).  The Able Oil Company is obligated to match 25% of qualified employee contributions up to 6% of salary.  The 401(k) matching contribution expense was approximately $26,600 and $29,300 for the years ended June 30, 2008 and 2007, respectively.

While the Travel Plaza Segment’s 401(k) Savings Plan provides for matching contributions, at managements discretion, no such matching contributions have been made since the inception of the plan in 2005.

Note 18 - Related Party Transactions

PriceEnergy.com

At June 30, 2008, a total of four current officers, a former officer and a related party of the Company own 32.7% of the common stock of the subsidiary, PriceEnergy.com, which was incorporated in November 1999. The remaining shares of PriceEnergy.com are held by the Company.

Note 18 - Related Party Transactions-continued

Acquisition of Assets of Properties

At June 30, 2008, Properties owns approximately 84.7% of the Company’s outstanding common stock.  Approximately 85.0% of the common stock of Properties is owned by the Chelednik Family Trust, a trust established by Mr. Nocito, an officer of the Company and his wife for the benefit of their family.   The balance of the outstanding common stock of Properties is owned by a limited liability company owned by Gregory D. Frost, the Chief Executive Officer and Chairman of the Board of the Company, and his wife.

The Company entered into a Stock Purchase Agreement on June 16, 2005 with  All American Plazas, Inc. now known as All American Properties, Inc. (“Properties”) (which was subsequently amended and restated into the Asset Purchase Agreement as of the same date) ("Purchase Agreement") with Properties in connection with the Company’s acquisition of the assets of Properties. This transaction was approved on August 29, 2006 at a special meeting of the Company’s stockholders.  The closing occurred on May 30, 2007.  Under the terms of the Purchase Agreement, the Company delivered to the Sellers 11,666,667 shares of the Company’s restricted common stock, par value $.001 per share, at $1.65 per share for an aggregate purchase price of approximately $19.3 million.

The Company also acquired a ten-year option to acquire any of the travel plaza real estate owned by Properties, providing that the Company assume all existing debt obligations related to the applicable properties.  The option has been valued at $5.0 million and is exercisable as long as the leases of the Company's subsidiary, All American Plazas, Inc. (“Plazas”), relating to the applicable real estate remain in effect.  Plazas’ leases automatically renew, upon the mutual consent of Plazas and Properties, for consecutive one-year terms so that the total term of each lease shall be for a period of ten years.

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

Note 18 - Related Party Transactions-continued

Properties Financing-continued

In consideration for the loan, Properties granted the Company an option, (the “Option") exercisable in the Company's sole discretion, to acquire 80% of the CCIG stock Properties acquired from CCIG pursuant to a Share Exchange Agreement. In addition, in the event that the Company exercises the Option, 80% of the outstanding principal amount of the Properties note will be cancelled and shall be deemed fully paid and satisfied. The remaining principal balance of the Properties note and all outstanding and accrued interest on the loan shall be due and payable one year from the exercise of the Option. The Option must be exercised in whole and not in part and the Option expires on July 5, 2008. The Company did not exercise the Option prior to its expiration.  In the event the Company does not exercise the Option, the Properties note shall be due in two years, on July 6, 2008, unless the Company has issued a declaration of intent not to exercise the Option, in which case the Properties note shall be due one year from such declaration. The Company has determined, that given the lack of liquidity in the shares of CCIG and the lack of information in regard to the financial condition of CCIG that this option has no value and has not been recorded by the Company.

The Company loaned Properties $1,730,000 as evidenced by a promissory note dated July 27, 2005 with a maturity date of June 15, 2007. Subsequent to an extension of the maturity date of the note, this note and related interest receivable was paid in -full as of June 30, 2008.    The interest income related to this note for the years ended June 30, 2008 and 2007 was $152,721 and $164,350, respectively.  The note and accrued interest receivable in the amount of $1,964,925 were classified as contra-equity on the Company’s consolidated balance sheet as of June 30, 2007.

During December 2006, the Company entered into a Fuel Purchase agreement with Properties. Under the agreement, the Company pre-paid $350,000 to Properties in exchange for fuel purchased pursuant to this agreement to be provided by Properties at a $.05 per gallon discount from the Newark, New Jersey daily spot market price. Properties satisfied $338,942 of its obligations under this agreement as of June 30, 2007 and the balance of $11,058 was satisfied as of June 30, 2008.  The prepaid balance under the agreement at June 30, 2007 was $11,058 and was included as a receivable from a related party in the consolidated balance sheet at June 30, 2007.

The Company receives rent from Properties for office space occupied by Properties in the Company’s New York City offices.  The Company has reduced gross rent expense included in sales, general and administrative expenses in the consolidated statements of operations in the amount of $114,041 and $110,615 for the years ended June 30, 2008 and 2007, respectively.

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

Note 18 - Related Party Transactions-continued

Properties Financing-continued

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

During June 2007, the Company paid $8.4 million of fuel invoices on behalf of Properties to TransMontaigne Product Services, Inc., (“TransMontaigne”).  This advance was reflected in current assets at June 30, 2007.  As a result of an October, 2007 series of transactions involving Properties, Plazas and TransMontaigne, these amounts were offset and Plazas executed a $1.6 million note payable to TransMontaigne for advance amounts under the fuel supply agreement for Plazas.

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

Note 18 - Related Party Transactions-continued

Note Receivable-Related Parties

In connection with two loans entered into by the Company in May 2005, fees in the amount of $167,500 were paid to Unison Capital Corporation (“Unison”), a company controlled by Mr. Nocito, an officer of the Company. This individual also has a related-party interest in Properties.  Subsequent to the payments being made and based on discussions with Unison, it was determined the $167,500 was an inappropriate payment and Unison agreed to reimburse this amount to the Company over a twelve month period beginning in October 2005. As of June 30, 2008 the note and interest due was paid in full.  The Company received interest in the amount of $5,865 for the year ended June 30, 2008.

Subsequent to June 30, 2007, related party receivables from Properties were reduced by approximately $2.2 million, net.  This reduction occurred from offsets of rent owed to Properties by the Company’s wholly-owned subsidiary, Plazas, in connection with its leasing of the real property underlying the truck stops operated from July 2007 through June 2008 in the amount of approximately $1.1 million, and from cash payments made by Properties in the amount of $1.5 million resulting from refinancing and settlements by Properties in December, 2007, January, 2008 and March, 2008.

Notes and Loans Receivable Related Parties
Years Ending June 30, 2007 and 2008

	Beginning Balance	Additions	Payments	Adjustments	Ending Balance
	2007
Notes Receivable-Properties	$1,730,000	$-	$-	$-	$1,730,000
Interest Receivable-Properties	70,575	164,350	-	-	234,925
Notes Receivable-Unison Capital	167,500				167,500
Interest Receivable Unison Note	11,730	10,050	-	-	21,780
Laurus Notes Receivable-Properties	-	905,000			905,000
Interest Receivable- Laurus Note	-	102,784	(94,242)	-	8,542
Fuel Supply Contract-Properties	-	361,058	(350,000)	-	11,058
Manns Agreement-Properties	125,000	590,000	-	(715,000)	-
New York Office Rent-Properties	-	110,615	(36,221)	-	74,394

Total	$2,104,805	$2,243,857	$(480,463)	$(715,000)	$3,153,198

	2008
Notes Receivable-Properties	$1,730,000	$-	$(1,730,000)	$-	$-
Interest Receivable-Properties	234,925	152,721	(387,646)	-	-
Notes Receivable-Unison Capital	167,500	-	(167,500)	-	-
Interest Receivable Unison Note	21,780	5,865	(27,645)	-	-
Laurus Notes Receivable-Properties	905,000	-	-	-	905,000
Interest Receivable- Laurus Note	8,542	77,353	(85,895)	-	-
Fuel Supply Contract-Properties	11,058	-	(11,058)	-	-
New York Office Rent-Properties	74,394	114,041	(188,435)	-	-

Total	$3,153,198	$349,980	$(2,598,178)	$-	$905,000

Note 18 - Related Party Transactions-continued

Consulting Agreements

The Company entered into a consulting agreement with its former CEO, Timothy Harrington, on February 16, 2005. The agreement was for two years and provided for annual fees of $60,000 to be paid in monthly installments.

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

On September 24, 2007, the Company’s Board of Directors appointed (i) Richard A. Mitstifer, the former President of  Properties as President of the Company; (ii) William Roger Roberts, the former Chief Operating Officer of Properties, as the Company’s Chief Operating Officer; (iii) Daniel L. Johnston, the former Controller of Properties, as Chief Financial Officer of the Company; and (iv) Louis Aponte, the President of All American Industries, Inc. and all American Realty and Construction Corp., which are affiliates of  Properties specializing in real estate development and construction, as the Company’s Vice-President of Special Projects. The Board also promoted Frank Nocito, the Company’s Vice-President of Business Development, to Executive Vice-President and expanded his duties to include heading the Company’s expansion into alternative and clean energy fuels and products. Mr. Nocito is the controlling person of the Cheldnick Family Trust, the largest shareholder of Properties which, in turn, is the largest shareholder of the Company. Messrs. Mitstifer, Roberts and Aponte were officers of Properties in June 2005 when the Company entered into an asset purchase agreement with Properties, pursuant to which the Company agreed to acquire substantially all of Properties’ assets and assume all liabilities of Properties other than mortgage debt liabilities. They were also officers of Properties at the time the transaction closed in May 2007. Effective September 24, 2007, Christopher P. Westad stepped down as President of the Company and Jeffrey Feld stepped down as Acting Chief Financial Officer of the Company. The Board subsequently appointed Mr. Westad as the President of the Company’s home heating Oil Segment subsidiaries, Able Oil, Inc., Able Energy New York, Inc. and Able Oil Melbourne, Inc.

Note 19 - Commitments and Contingencies

Employment Agreements

On July 1, 2004, the Company entered into a three-year employment agreement with Christopher Westad, the President of the Company’s home heating Oil Segment subsidiaries, Able Oil, Inc., Able Energy New York, Inc. and Able Oil Melbourne, Inc.  Pursuant to the agreement, he will be compensated at an annual salary of $141,600 and will be eligible for an annual bonus and stock option grants, which will be separately determined by the Compensation Committee of the Board of Directors.  The term of the agreement may be extended by mutual consent of the Company and Mr. Westad, and the annual salary is subject to periodic increases at the discretion of the Board of Directors.  On November 26, 2006, the Compensation Committee of the Board of Directors renewed Mr. Westad’s employment agreement for a period of three years until November 25, 2009.  As of June 30, 2008, the total commitment under this employment agreement was $283,200.

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

On October 12, 2005, the Company entered into a one-year employment agreement with Gregory Frost, the Company’s CEO (who was on a paid leave of absence from September 28, 2006 through May 23, 2007). Pursuant to the agreement, he was compensated at an annual salary of $250,000 and will be eligible for an annual bonus and stock option grants, which will be separately determined by the Compensation Committee of the Board of Directors.  Pursuant to the agreement, the employment with Mr. Frost was automatically renewed through October 11, 2009.  As of June 30, 2008, the total commitment under this employment agreement was approximately $323,000.

Engagement of Consultant

On January 11, 2008, the Company executed a consulting agreement with Hammond Associates, LLC to provide consulting services in connection with satisfying the Company’s SEC reporting requirements.  On April 30, 2008, the Company issued 14,442 restricted shares of its common stock, $0.001 par value, at $0.56 per share as partial consideration for services provided by the consultant.  The Company recorded consulting expense of $8,088 related to this share issuance in the year ended June 30, 2008.  On April 16, 2008, the Company also issued Hammond Associates, LLC a five-year warrant to purchase 25,000 shares at $0.56 per share as partial consideration for services provided by the consultant.  Using the Black Scholes valuation model, the Company valued the Company’s common stock underlying the warrant at $0.31 per share and recorded additional consulting expense of $7,750 relating to the issuance of the warrant.

Operating Leases

The Company is obligated under certain property and equipment non-cancelable operating lease agreements.  The rental properties include a lease of the Company’s headquarters in Rockaway, New Jersey, office space in New York City, office space in Easton, Pennsylvania and eleven full service travel plaza facilities located in Pennsylvania, New York, New Jersey and Virginia. These leases currently expire at various dates through May, 2010 but automatically renew for consecutive one-year terms so that the total term of each lease shall be for a period of ten years.  Rent expense was $7,357,798 and $881,829 for the years ended June 30, 2008 and 2007, respectively. Future minimum payments due under these leases are as follows:

For the Year Ending June 30,	Amount
2009	$7,177,109
2010	2,010,000
Total minimum lease payments	$9,187,109

Note 19 - Commitments and Contingencies

Purchase Commitments

The Company’s Oil Segment is obligated to purchase #2 heating oil under various contracts with its suppliers. As of June 30, 2008 total open commitments under these contracts are approximately $0.3 million and expire on various dates through the end of July 2008.  The Company’s Travel Plaza Segment has no open commitments for purchases.

Major Vendors

The Company’s Oil Segment purchases fuel supplies on the spot market. During the year ended June 30, 2008, the Oil Segment satisfied its inventory requirements through eleven different suppliers, the majority of which have significant domestic fuel sources, and many of which have been suppliers to us for over seven years.

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

On June 26, 2007, the Company and its affiliate, Properties (together with the Company the “Claimants”), filed a Demand for Arbitration and Statement of Claim in the Denver, Colorado office of the American Arbitration Association against Manns Haggerskjold of North America, Ltd. (“Manns”), Scott Smith and Shannon Coe (collectively the “Respondents”), Arbitration Case No. 77 148 Y 00236 07 MAV. The Statement of Claim filed seeks to recover fees of $1.2 million paid to Manns to obtain financing for the Company and Properties. The Claimants commenced the Arbitration proceeding based upon the Respondents breach of the September 14, 2006 Commitment letter from Manns to Plazas that required Manns to loan Plazas $150 million. The Statement of Claim sets forth claims for breach of contract, fraud and misrepresentation and lender liability. On July 23, 2007,

Note 19 - Commitments and Contingencies-continued

Litigation – continued

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

Management believes it has adequate insurance coverage to cover material legal settlements, if any, and material litigation expenses.  Management does not believe that legal accruals are required at June 30, 2008, and none have been recorded.  The Company has been involved in non-material lawsuits in the normal course of business. These matters are handled by the Company’s insurance carrier.  The Company believes that the outcome of the above mentioned legal matters will not have a material effect on the Company’s consolidated financial statements.

Note 19 - Commitments and Contingencies-continued

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

Environmental Contingencies

Environmental matters relating to the Oil Segment include the following:

Related to its 1999 purchase of the property on Route 46 in Rockaway, New Jersey, the Company settled a lawsuit with a former tenant of the property and received a lump sum settlement of $397,500. This sum was placed in an attorney’s escrow account for payment of all environmental remediation costs. Through June 30, 2008, Able Energy Terminal, LLC has been reimbursed for approximately $310,500 of costs and another $87,000 are not reimbursed and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet included elsewhere in this filing and must be presented to the attorney for reimbursement. The environmental remediation is currently in progress on this property.  The majority of the “free standing product” has been extracted from the underground water table.  The remainder of the remediation will be completed over the course of the next eight to ten years using natural attenuation and possible bacterial injection.

Note 19 - Commitments and Contingencies-continued

Environmental Contingencies-continued

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

Frystown All American

This site is subject to an ongoing groundwater cleanup program that started in 1998 when the old tanks and fuel islands were replaced.  Tanks were not leaking, but lines in the fuel island area had leaked and created the need for soil removal and groundwater cleanup.  It is also believed that a heating oil tank removed in the early 90’s was an additional source of contamination.  The site was accepted by USTIF for 100% coverage.  The groundwater pump and treat system was activated in December, 2001 and was shut down in October, 2005, as the monitoring wells came into compliance.  The quarterly well monitoring period was started in December, 2005 and the final well sampling event in September 2007 was uneventful.   The contractor is currently preparing the final site closure report, which will be submitted to the PA DEP for final closure and concurrence that no further remedial activities are necessary.

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

Doswell All American

Note 19 - Commitments and Contingencies-continued

Environmental Contingencies-continued

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

Other Contingencies

On December 8, 2006, the Company commenced an action in the Superior Court of California, for the County of Los Angeles against Summit Ventures, Inc. (“Summit”), Mark Roy Anderson (“Anderson”), the principal of Summit and four other companies controlled by Anderson, Camden Holdings, Inc., Summit Oil and Gas, Inc. d/b/a Nevada Summit Oil and Gas, Harvest Worldwide, LLC and Harvest Worldwide, Inc. seeking to compel the return of 142,857 shares (the “Shares”) of the Company’s common stock issued to Summit.  The Shares were issued to Summit in connection with a consulting agreement the Company had entered into with Summit in January 2005. The complaint also sought damages as a result of Summit’s and Anderson’s breach of contract, fraud and misrepresentation with respect to the consulting agreement.  On June 28, 2007, Summit and Anderson interposed a cross-complaint against the Company, Greg Frost, the Company’s Chief Executive Officer and Chairman, Chris Westad, the President of the Company’s home heating Oil Segment subsidiaries, Able Oil, Inc., Able Energy New York, Inc. and Able Oil Melbourne, Inc., Frank Nocito, Vice President of Business Development for the Company, Stephen Chalk, a Director of the Company and Timothy Harrington, the former Chief Executive Officer of the Company. On October 10, 2007, the Company settled the Anderson Litigation, which included the issuance of 142,857 shares of the Company’s common stock to Summit.  The shares were treated as issued on June 30, 2007.

SEC Formal Order of Private Investigation

On September 7, 2006, the Company received a Formal Order of Private Investigation from the SEC pursuant to which the Company, certain of its officers and a director were served with subpoenas requesting certain documents and information. The Formal Order authorizes an investigation of possible violations of the anti-fraud provisions of the federal securities laws with respect to the offer, purchase and sale of the Company's securities and the Company's disclosures or failures to disclose material information. The Company believes that it did not violate any securities laws and intends to cooperate fully with and assist the SEC in its inquiry. The Company produced all responsive documents to the subpoenas.

On August 31, 2007, the Company was served with a second subpoena duces tecum (the “Second Subpoena”) from the SEC pursuant to the Formal Order of Investigation issued by the SEC on September 7, 2006. The Company continues to gather, review and produce documents to the SEC and is cooperating fully with the SEC in complying with the Second Subpoena. As of the date of this Report, the Company has produced and will, if required, continue to produce responsive documents and intends to continue cooperating with the SEC in connection with the investigation.  On May 13, 2008, the Company received correspondence from the SEC requesting the Company respond, in writing, to eleven questions proffered by the SEC staff.  The Company provided its responses to the eleven questions to the SEC on May 21, 2008.  The responsive correspondence was signed by the Company’s outside SEC counsel, Buchanan Ingersoll & Rooney, PC, after it was reviewed by the Company’s senior management, as well as the Company’s outside financial consultants.  The Company has produced and continues to produce responsive documents and intends to continue cooperating with the SEC in connection with the investigation (See Note 21 - Subsequent Events, below).

Note 20 - Selected Quarterly Financial Data (Unaudited and Restated)

The following tables set forth our unaudited consolidated financial results for the last eight fiscal quarters ended June 30, 2008:

	For the Year Ended June 30, 2008

(Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$66,993,371	$78,020,375	$78,364,259	$53,062,583

Gross profit	$3,432,256	$5,340,277	$5,712,066	$3,098,055

Net loss	$(4,309,905)	$(2,468,493)	$(2,203,330)	$(3,931,505)

Basic and diluted loss per share
Continuing operations:	$(0.29)	$(0.17)	$(0.15)	$(0.26)

Basic and diluted average number of
common shares outstanding:	14,950,947	14,950,947	14,950,947	14,960,945

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

Note 20 - Selected Quarterly Financial Data (Unaudited and Restated) - continued

The selected quarterly financial data for the periods within the fiscal year ended June 30, 2007, as presented below, have been restated and correct errors relating to the amortization of deferred financing costs associated with the Manns financing (See Note 18).

	For the Year Ended June 30, 2007

(Unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Restated)	(Restated)
Net sales as previously reported	$12,835,553	$19,266,016	$29,366,596	$32,173,383
Adjustments	N.A.	N.A.	N.A.	N.A.
Restated net sales	$12,835,553	$19,266,016	$29,366,596	$32,173,383

Gross profit as previously reported	$1,193,930	$1,723,192	$3,665,916	$1,954,976
Adjustments	N.A.	N.A.	N.A.	N.A.
Restated gross profit	$1,193,930	$1,723,192	$3,665,916	$1,954,976

Net income (loss) as previously reported	$(1,639,875)	$(1,462,397)	$553,030	$(3,368,061)
Adjustments	(540,000)	(175,000)	N.A.	N.A.
Restated net income (loss)	$(2,179,875)	$(1,637,397)	$553,030	$(3,368,061)

Basic and diluted earnings per share
Continuing operations:
Net income (loss) as previously reported	$(0.52)	$(0.47)	$0.18	$(0.47)
Adjustments	(0.18)	$(0.05)	N.A.	N.A.
Net income (loss) as restated	$(0.70)	$(0.52)	$0.18	$(0.47)

Basic and diluted average number of common shares outstanding:
As previously reported	3,133,731	3,141,423	3,141,423	7,117,352
Adjustments	N.A.	N.A.	N.A.	N.A.
As restated	3,133,731	3,141,423	3,141,423	7,117,352

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

Note 21 - Subsequent Events (Unaudited)

Lease of Newton Facility

On July 14, 2008, the Company executed a triple net lease agreement with North Jersey Oil, Inc. (North Jersey) for the use of the Company’s idled Newton, NJ fuel terminal facility. The term of the lease is for thirty years.  Upon execution, the lease agreement provides for a $250,000 cash payment to the Company and the receipt of a $250,000 Tenant’s Promissory Note (together, the “Basic Rent”). The note provides for interest at 8% and twelve monthly payments.  Payments are to commence on the date that North Jersey receives all of the necessary permits to conduct its operations at the Newton site.  If within six months of the execution date of the lease agreement North Jersey is unable to secure the necessary operating permits or during the same time North Jersey is advised that its applications for the necessary operating permits have been denied, the Company will be obligated to return the Basic Rent to North Jersey and terminate the lease agreement.  The status of the operating permits as of the filing date of this Annual Report on Form 10-K is not known.  The lease agreement also provides both the Company and North Jersey with storage and throughput rights at their respective terminals at a cost to the user of $0.05 per gallon.

Note 21 - Subsequent Events (Unaudited)-continued

Lease of Newton Facility-continued

In addition, North Jersey is obligated to provide the Company with an initial six-month, $0.5 million fuel purchase credit facility at a cost to the Company of $0.02 per gallon financed.  The lease agreement also provides North Jersey with a $1.00 purchase option, which North Jersey can exercise upon payment in full, in cash, of all the Basic Rent.

Credit Card Receivable Financing

On August 14, 2008 and November 5, 2008, the Oil Segment of the Company and its subsidiary, PriceEnergy.com, refinanced their loans with Credit Cash, in the amounts of $500,000 and $250,000 respectively.  Also on August 14, 2008, Plazas refinanced its loan with Credit Cash in the amount of $900,000.  (See Note 10). The outstanding Credit Cash loan for the Company as of June 30, 2008 was $621,093.

SEC Formal Order of Private Investigation

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

S&S Settlement Agreement

Effective July 22, 2008, the Company and S&S NY Holdings, Inc (“S&S”) executed a settlement agreement.  In exchange for total consideration of approximately $1.5 million, consisting of principal and interest due S&S, S&S assumption of a specific liability and the purchase of existing inventory, the Company transferred to S&S 49% of the common stock of its subsidiary, Able Energy New York, Inc. (“Able NY”) and 90% of its interest in its Easton and Horsham, PA operations (“Able PA”).   Under specific situations, the Company’s filing for bankruptcy or default on payment of specific debt, S&S has a call option on the remaining 51% of Able NY for an additional $1.0 million and other valuable consideration.  For a period of one year from the execution of the settlement agreement, S&S has an option to purchase the remaining 10% of Able PA for $50,000 and other valuable consideration.  Able NY has also entered into a consulting agreement with S&S under which S&S will be paid five percent of Able NY’s gross profit for its management services provided to Able NY.

Amendment To S&S Settlement Agreement

On October 31, 2008, the Company and S&S NY Holdings, Inc. (“S&S”) entered into an agreement amending (the “Amendment”) the Settlement Agreement. The Amendment provides that the Company has the right to repurchase S&S’s interest in Able PA for the sum of $548,910 payable $250,000 upon the signing of the Amendment and the balance ten business days thereafter. In the event that the balance is not paid within the time period specified, S&S shall retain the initial payment of $250,000 and its interest in Able PA.  The Amendment further provides that the Company may repurchase S&S’s 49% interest in Able NY for the sum of $550,000 payable $150,000 within thirty days after the repurchase of Able PA; commencing thirty days after such payment, eight (8) equal monthly installments each in the amount of $30,000; and the balance of $160,000 to be made thirty days after the final monthly installment is paid. S&S shall retain its interest in Able NY as security for such payments. However, as long as Able is not in default of such payments, S&S shall have no rights whatsoever with respect to its shares of stock in Able NY, including, but not limited to, any distribution of any revenues, profits or net profits of Able NY.  In the event that Able defaults in making such payments and fails to timely cure such default, S&S shall retain full ownership with all attendant shareholder rights thereto of its shares of stock in Able NY, provided, however, S&S’s ownership percentage of Able NY will be reduced by the percentage of payments made to Able NY prior to the default as applied to the total purchase price for S&S’s interest in Able NY. The Amendment also cancelled the Consulting Agreement which was to be entered into pursuant to the terms of the Settlement Agreement between Able NY and S&S in exchange for a payment of $60,000 to be made at the time the final payment is due for payment of the Able NY shares.

Note 21 - Subsequent Events (Unaudited) - continued

Litigation

On September 17, 2008 an action was commenced in the Common Court of Pleas in Northumberland County, Pennsylvania against All American Plazas, Inc. (“Plazas”) by SCC3, LLC. The action arises out of a note (the “Note”) made by Milton Properties, Inc. (“Milton”), the owner of the real property (the “Property”) underlying the Milton travel plaza which is leased to, and operated by, Plazas, to Silar Special Opportunities Fund, L.P.(“Silar”) and a mortgage (the “Mortgage”) granted by Milton to Silar on the Property to secure the Note. Silar subsequently assigned the Note and Mortgage to the plaintiff, SCC3, LLC.  As further security for Milton’s obligations under the Note, Milton assigned to Silar its lease with Plazas for the Property and the rents therefor (the “Assignment of Leases and Rent”). The lease (the “Lease”) for the property will expire in 2013.  Silar also assigned its rights under the Assignment of Leases and Rents to the plaintiff.  The complaint alleges that Milton is in default of its obligations under the Note and Mortgage. As a result, plaintiff alleges that it has exercised its rights under the Assignment of Lease and Rents and revoked Milton’s right to collect rent for the Property. The plaintiff further alleges that Plazas is in default of its obligations under the Lease and that pursuant to the Assignment of Lease and Rents plaintiff has the right to enforce the Lease and declare all rent for the remainder of the term of the Lease to be due and payable. Plaintiff is seeking damages in the amount of $17,855,024 representing the balance of rent due under the term of the Lease.  Plazas has filed an answer denying the allegations of the complaint. Plazas intends to make vigorously defend this action and will make a motion to dismiss the complaint.

On October 7, 2008 a complaint was filed in the United States District Court for the Western District of Texas by Petro Franchise Systems, LLC and TA Operating, LLC, Plaintiffs, against All American Properties, Inc.(“Properties”), All American Plazas, Inc. (“Plazas”) and The Chelednik Family Trust (the “Trust”), (collectively the “Defendants”). The complaint seeks monetary damages and injunctive relief arising out of Properties’ and Plazas’ alleged breach of Petro franchise agreements for the Petro travel centers located in Breezewood and Milton, Pennsylvania and the Trust’s guaranty of the Milton franchise agreement.  Plaintiffs are seeking damages in the amounts of $149,851 and $154,585 for the alleged breach of the Breezewood and Milton franchise agreements, respectively. In addition, the complaint is requesting damages for violations of the Lanham Act, including the continued purported improper use by Properties and Plazas of the registered Petro trademarks and the dilution of those trademarks; unfair competition and unjust enrichment; trademark infringement under Texas state law; and, conversion. As of the date of this Report, the complaint has not been served upon the defendants.

PriceEnergy.com, Inc.

On September 22, 2008, the Company was granted additional shares of common stock of its majority owned subsidiary, PriceEnergy.com, Inc., in exchange for satisfaction of $3.8 million of debt owed to the Company, increasing its ownership interest in Price Energy to 92%.

Change in Officer Status

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

Fuel Supply Agreement

On October 31, 2008, All American Plazas, Inc. (“Plazas”) entered into agreements with UCP Capital Management, LLC (“UCP”) pursuant to which UCP will arrange for the consignment and distribution of gasoline obtained from Gulf Oil or Valero Oil terminals and motor diesel fuel at the travel plazas operated by Plazas. Once delivered, Plazas will have complete control over the product delivered including the retail prices at which the gasoline is sold. UCP will retain the cost of the fuel as determined by the Gulf or Valero Branded Rack price for the gasoline or its cost of the diesel fuel plus two cents plus all applicable taxes and delivery charges per gallon for each gallon of gasoline delivered by UCP and sold by Plazas in a given month. Plazas will retain the difference between the amount retained by UCP and the price per gallon of gasoline or diesel fuel sold. Pursuant to this agreement the gasoline islands at the travel plazas operated by Plazas will be branded with either the Gulf or Valero tradename. The term of the agreements shall be effective on November 1, 2008 and run through October 31, 2013.

Note 21 - Subsequent Events (Unaudited) – continued

Sublease of Travel Plazas

Effective November 1, 2008, All American Plazas, Inc. subleased the operation of the Carlisle Gables, Harrisburg Gables and Frystown Gables plazas to independent third parties each for a term of three years. Plazas determined the sublease of these facilities would cut its costs, but Plazas also maintained the right to supply the fuel to these plazas on a cost plus basis which it believes will result in a net profit to the Company. Each of the subleases provides for the purchase of the existing inventory and the Frystown Gables sublease provides for a three month abatement of rent.

PART III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS

As of June 30, 2008, the directors and executive officers of the Company are as follows:

Name	Age	Title	Compensation Committee	Audit Committee	Governance and Nominating Committee
Gregory D. Frost, Esq.	61	Chairman, Chief Executive Officer & Director
Richard A. Mitstifer	51	President
William Roger Roberts	55	Chief Operating Officer
Daniel L. Johnston	46	Chief Financial Officer
Frank Nocito	61	Executive Vice-President
Christopher P. Westad	55	President, Home Heating Oil Unit
John L.Vrabel	55	Chief Operating Officer, Price Energy Unit
Stephen Chalk	63	Director
Solange Charas	46	Director	**	*
Edward C. Miller, Jr.	41	Director		*
Patrick O'Neill	48	Director	*		*
Alan E. Richards	71	Director		**	*

* Member
** Chair
Note:
On October 22, 2008, Louis Aponte was appointed as President of the Company’s Home heating oil subsidiaries, in place of Christopher P. Westad.  See, Note 21-Subsequent Events, to the Consolidated Financial Statements in Item 8 of this Annual Report.

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

RICHARD A. MITSTIFER became President of the Company on September 24, 2007.  Mr. Mitstifer graduated from Muhlenberg College in 1979 with degrees in Business Administration and Accounting. He entered the banking industry in 1979, where he had a sixteen-year career in commercial lending, gaining exposure to several types of businesses from retail to manufacturing. He joined All American Properties, Inc., formerly known as All American Plazas, Inc., in 1995 as Vice-President of Finance, where he oversaw all banking, insurance, human resources and accounting functions. He became President of All American Properties, Inc. in 2003.

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

FRANK NOCITO became Vice President Business Development of the Company in April 2005 and was appointed Executive Vice-President, Business Development on September 24, 2007.   Previously, from 2003 and through April 2005, Mr. Nocito was Vice President of All American Plazas, Inc., which is now known as All American Properties, Inc. (“Properties”), which owned and operated ten truck plazas located in Pennsylvania, New York, New Jersey and Virginia.  On May 30, 2007, the Company acquired the operating assets of these plazas and Properties retained ownership of the underlying real estate upon which the plazas are located, together with any buildings and improvements on the respective properties.  Properties own approximately 74% of the outstanding common stock of our Company.  In 2003, Mr. Nocito, as Vice President of All American Industries Corp., acquired all of the issued and outstanding stock of Properties.  In 2004, Mr. Nocito and his wife created, for the benefit of their family members, including seven children, the Chelednik Family Trust, and approximately 85% of the issued and outstanding stock of Properties is beneficially owned by the Trust.  In 2002, as a consultant to two start-up corporations, American Truck Stop of Belmont Inc. and American Truck Stop of Carney Inc., Mr. Nocito assisted the new entities in acquiring two truck plazas located in the Northeast.  Subsequent to the purchase of these two truck plazas, he became in November 2003, and remains, a vice president of both corporations.  In 2001, Mr. Nocito was employed by WDF/Keyspan, Inc., as a supervisor in charge of multi-million dollar conversion projects for the New York City School System, converting school facilities from coal to oil and gas systems.  In 1996, under cover of a 1994 sealed indictment that had never been acted upon, an indictment was issued against Mr. Nocito for conspiracy to commit money laundering.  The charge was the result of his political activities as part of the Republican Party and events arising out of the United States Government's support of the Nicaraguan Government under the Sandinista regime.  In late 1998, Mr. Nocito accepted a plea offer that resulted in his serving a 19-month detention plus three years probation, which ended May 2004.  Mr. Nocito's educational background includes his attending Syracuse University, Marymount College/Fordham University and Nova University.

CHRISTOPHER P. WESTAD became President of the Company in 1998, and a Director when the Company went public in 1999.  His current employment contract runs through November 25, 2009.  He is currently responsible for the Company’s special projects.  From May 23, 2007 to October 22, 2008, he served as the President of all of the Company’s Oil Segment subsidiaries.  From September 28, 2006 to May 23, 2007, he served as Acting Chief Executive Officer of the Company.  He also served as the Company’s Chief Financial Officer from 2000 to August 2005, and again from July 2006 through September 2006.  Since September 1996, Mr. Westad had also served as the President of Able Propane until the sale of that subsidiary in March, 2004.  From 1991 through 1996, Mr. Westad was Market Manager and Area Manager for Ferrellgas Partners, L.P., a company engaged in the retail sale and distribution of liquefied petroleum gas.  From 1977 through 1991, Mr. Westad served in a number of management positions with RJR Nabisco.  In 1975, Mr. Westad received a Bachelor of Arts in Business and Public Management from Long Island University, Southampton, New York.

JOHN L. VRABEL became Chief Operating Officer of the Company in August 2003.  His employment contract expired July 1, 2007.  While his employment contract was not renewed, he continues to be employed by the Company in the same capacity.  From 2000 through the present, he has served as Vice President Business Development of the Company’s PriceEnergy subsidiary.  From 1996 to 2000, Mr. Vrabel was Vice President of Business Development of Connective Holdings Vital Services, LLC, a subsidiary of Connective Holdings in the energy products and services sector.  He received a B.A. from the University of Houston in 1976, and participated in an Executive MBA from Baldwin-Wallace College in 1982 and 1983.

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

Based solely on a review of copies of the Forms 3, 4 and 5 received by the Company or representations from certain reporting persons, the Company believes that, during the year ended June 30, 2008, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were met in a timely manner, except that All American Properties, Inc. failed to timely file four Reports on Form 4 regarding the transfer of shares to seven individuals and one entity to pay for services rendered and certain outstanding loans.  All of these reports were subsequently filed.

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

COMPENSATION OF DIRECTORS

In fiscal 2008, for their service on the Board of Directors, the Company accrued aggregate compensation in the amount of $121,000, none of which was paid, to its outside directors: Mr. O’Neill, Mr. Miller, Mr. Richards and Ms. Charas.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In fiscal 2008, the members of the Audit Committee were Mr. Richards (chair), Mr. Miller and Ms. Charas.  The Board of Directors has determined that each of the members of the Audit Committee is independent as defined by Section 10A(m)(3) of the Exchange Act.  In addition, the Board of Directors has determined that Mr. Richards is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K under the Exchange Act.  The Audit Committee adopted an Audit Committee Charter during fiscal 2006, a copy of which is available on the Company’s Internet website, www.ableenergy.com. The Audit Committee reviews and reassesses the Audit Committee Charter annually.

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

The Committee met seven times during fiscal 2008. The Committee schedules its meetings with a view to ensuring that it devotes appropriate attention to all of its tasks. The Committee's meetings include, whenever appropriate, executive sessions with the Company's independent registered public accountants without the presence of the Company's management.

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

The Audit Committee discussed with the independent registered public accountants their independence from the Company and its management, including the matters, if any, in the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions With Audit Committees) and received from the independent registered public accountants. The Audit Committee also considered whether the independent registered public accountant’s provision of audit and non-audit services to the Company is compatible with maintaining the auditors' independence. The Audit Committee discussed with the Company's independent registered public accountants the overall scope and plans for their audit. The Audit Committee met with the independent registered public accountants, with and without management present, to discuss the results of their audit, the evaluations of the Company's internal controls, disclosure controls and procedures and the overall quality and integrity of the Company's financial reporting. Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board, and the Board has approved, that the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the year ended June 30, 2008, for filing with the Securities and Exchange Commission.

Members of the Audit Committee

Alan E. Richards, Chairman
Edward C. Miller, Jr.
Solange Charas

Governance and Nominating Committee

In Fiscal 2008, the members of the Committee were Mr. O’Neil and Mr. Richards. As the Company is not listed on a national exchange it has determined to be guided by the independence requirements of the American Stock Exchange (“AMEX”). See, Item 13, “Director Independence”, below. Using the AMEX rules as a guideline the Company believes that each member of the Committee is independent. The Governance and Nominating Committee, among other duties, determines the slate of director candidates to be presented for election at the Company’s annual meeting of shareholders.

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

As of June 30, 2008, there were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

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

The Compensation Committee's goal is to develop executive compensation policies that offer competitive compensation opportunities for all executives which are based on personal performances, individual initiative and achievement, as well as assisting the Company in attracting and retaining qualified executives. The Compensation Committee also endorses the position that stock ownership by management and stock-based compensation arrangements are beneficial in aligning management’s and stockholders’ interests in the enhancement of stockholder value.

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

The Company has certain broad-based employee benefit plans in which all employees, including the named executives, are permitted to participate on the same terms and conditions relating to eligibility and subject to the same limitations on amounts that may be contributed. During the year ended June 30, 2008, the Oil Segment also made matching contributions to the 401(k) Savings Plan for its employees.  While the Travel Plaza Segment’s 401(k) Savings Plan provides for matching contributions at managements discretion, no such matching contributions have been made since the inception of the plan in 2005.

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

Summary Compensation Table

The following table sets forth certain summary information with respect to the compensation paid to the Company's former Chief Executive Officer, current Acting Chief Executive Officer, Chief Operating Officer and Chief Financial Officer for services rendered in all capacities to the Company for the fiscal years ended June 30, 2008 and 2007. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)(1)		Total ($)
Gregory D. Frost,	2008	255,770	--	--	--	--	--	7,950	(1)	263,720
Chief Executive Officer and Director (2)	2007	254,808	--	--	--	--	--	7,701	(1)	262,509

Christopher P. Westad,	2008	144,867	--	--	-	--	--	--		144,867
Vice President, Special Projects	2007	144,323	--	--	--	--	--	--		144,323

John Vrabel,	2008	144,866	--	--	--	--	--	7,419	(1)	152,285
Chief Operating Officer, PriceEnergy Unit	2007	144,323	--	--	--	--	--	6,708	(1)	151,131

Frank Nocito,	2008	122,769	--	--	--	--	--	--		122,769
Vice President of Business Development	2007	122,308	--	--	--	--	--	--		122,308

William R. Roberts,	2008	109,946	--	--	--	--	--	5,581	(1)	115,527
Chief Operating Officer

Notes:
(1)	Represents car allowance and travel expense reimbursements pursuant to his employment agreement with the Company.
(2)	Mr. Frost served as Chief Executive Officer from August 13, 2005 to September 28, 2006 and May 24, 2007 to present.
(3)	Mr. Westad served as Acting Chief Financial Officer from June 23, 2006 to September 28, 2006. Mr. Westad also served as Acting Chief Executive Officer from September 28, 2006 through May 24, 2007.

The Summary Compensation Table above, together with the accompanying notes, provides information sufficient to accurately reflect the payments to the officers named in this table. With the exception of Mr. Frost, the Company’s CEO at the time of the filing of this Annual Report, and Mr. Westad no written employment agreement has been entered into with the Company’s officers which is in effect as of the date of this Annual Report.  For additional information regarding the employment agreements of Mr. Frost and Mr. Westad, please see the narrative below under the heading “Employment Agreements” under this Item 11.  The periods reflected on the Summary Compensation table reflects the commencement date of the year of employments.  Thus, the reference to the year “2007” reflects the period July 1, 2007 to June 30, 2008.  Amounts paid to the named executive officers reflect discretionary adjustments made by the Company’s Board of Directors in order to adjust for cost-of-living increases and are not payment based on bonus payments.  To the extent that payments in the Summary Compensation Table reflect actual reimbursements to named officers, the Company disclaims such portion as actual taxable compensation to such officers, subject to withholding obligations.  The named executive officers did not receive grants of any options or other incentive grants during the stated terms. The Company does, however, maintain a stock option plan and shares remain reserved for issuance under such plan.

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

No equity or non-equity incentive plan awards or options were granted during fiscal year 2008 to the Company’s Chief Executive Officer, Chief Financial Officer or any of the Company’s most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 2008.

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

The Company maintains an option plan for employees and has granted options in the past as a means to incentivize certain employees.  The Company’s current employee stock option plan is incorporated by reference under Exhibit 4.3 of the Annual Report.  During this reporting period, no options have been granted to any company employees.  The Board determined that it was not advisable to issue any options during this period primarily because of market conditions and the status of the Company’s current noncompliance with the reporting requirements of the Securities Exchange Act of 1933, as amended.

3.  Option exercises and stock vested table.

Name	Option awards		Stock awards
	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
(a)	(b)	(c)	(d)	(e)
PEO	--	--	--	--
PFO	--	--	--	--

A	--	--	--	--

B	--	--	--	--

C	--	--	--	--

No option exercises occurred or shares vested during fiscal year 2008 to the Company’s Chief Executive Officer, Chief Financial Officer or any of the Company’s most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 2008.

    4.  Pension benefits.

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
(a)	(b)	(c)	(d)	(e)
PEO	--	--	--	--
PFO	--	--	--	--

A	--	--	--	--

B	--	--	--	--

C	--	--	--	--

There were no pension plans in-place during fiscal year 2008 for the Company’s Chief Executive Officer, Chief Financial Officer or any of the Company’s most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 2008.

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

There were no nonqualified defined contribution and other nonqualified deferred compensation plans in place during fiscal year 2008 for the Company’s Chief Executive Officer, Chief Financial Officer or any of the Company’s most highly compensated executive officers whose compensation exceeded $100,000 for Fiscal 2008.

6.  Director Compensation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compens -ation ($)	Total ($)
Gregory D. Frost	--	--	--	--	--	--	--
Christopher P. Westad	--	--	--	--	--	--	--
Patrick O'Neill	$27,000	--	$30,000	--	--	--	$57,000
Edward C. Miller, Jr.	$27,000	--	$30,000	--	--	--	$57,000
Steven Chalk	-	--	-	--	--	--	--
Alan E. Richards	$34,500	--	$30,000	--	--	--	$64,500
Solange Charas	$32,500	--	$30,000	--	--	--	$62,500

Non-independent directors and directors who are employed as executive officers receive no additional compensation for service on the board.  All directors are reimbursed for travel and other expenses relating to attendance at board and committee meetings. Effective July 1, 2007, each non-employee independent director is to receive an annual retainer of $27,000 (payable monthly), a $7,500 annual retainer for the Audit Committee Chairperson, a $5,500 annual retainer for the Compensation Committee Chairperson and a $4,000 annual retainer for the Governance/Nominating Committee Chairperson (presently vacant).  At June 30, 2008, the above noted independent director fess were accrued but unpaid.   Each committee member is also to receive an annual grant of a ten-year option to purchase $3,000 worth of shares of the Company’s common stock (“Committee Fee Options”).  In addition, all independent directors received $30,000 worth (inclusive of the Committee Fee Options) of shares of the Company’s common stock on June 29, 2007, applicable to the 2008 fiscal year, which was expensed in fiscal year 2007.

There are no current disputes with any Board members regarding past fees or option grants.

EMPLOYMENT ARRANGEMENTS

Gregory D. Frost, on October 12, 2005, entered into a one-year employment agreement, as Chief Executive Officer of the Company at an annual salary of $250,000.  The term of the agreement is automatically renewable and has been renewed through October 11, 2009.  The annual salary is subject to periodic increases at the discretion of the Board of Directors.  Mr. Frost is entitled to bonuses pursuant to his employment agreement if the Company meets certain financial targets based on sales, profitability and the achievement of certain goals as established by the Board of Directors or the Compensation Committee.  Such bonuses, plus all other bonuses payable to the executive management of the Company, shall not exceed in the aggregate, a "Bonus Pool" which shall equal up to 20% of the Company's earnings before taxes (“EBT”), provided the Company achieves at least $1,000,000 of EBT in such bonus year.  If the Company meets or exceeds $1,000,000 of EBT for that fiscal year, then the executive shall be entitled to 20% of such Bonus Pool.  The employment agreement also provides for reimbursement of reasonable business expenses.  In the event the agreement is terminated by Mr. Frost for reason, or by the Company for other than cause, death or disability, Mr. Frost shall receive a lump sum severance payment of one year’s salary, and any unvested stock options shall be deemed to have vested at the termination date.

Christopher P. Westad has a three-year employment agreement, effective through November 25, 2009, at an annual salary of $141,600.  The term of the agreement may be extended by mutual consent of the Company and Mr. Westad, and the annual salary is subject to periodic increases at the discretion of the Board of Directors.  Mr. Westad is entitled to bonuses pursuant to his employment agreements if the Company meets certain financial targets based on sales, profitability and the achievement of certain goals as established by the Board of Directors or the Compensation Committee. Such bonuses, plus all other bonuses payable to the executive management of the Company, shall not exceed in the aggregate, a "Bonus Pool" which shall equal up to 20% of the Company's earnings before taxes (“EBT”), provided the Company achieves at least $1,000,000 of EBT in such bonus year.  If the Company meets or exceeds $1,000,000 of EBT for that fiscal year, then the executive shall be entitled to 20% of such Bonus Pool.   The employment agreement also provides for reimbursement of reasonable business expenses.  In the event the agreement is terminated by Mr. Westad for reason, or by the Company for other than cause, death or disability, Mr. Westad shall receive a lump sum severance payment of one year’s salary, and any unvested stock options shall be deemed to have vested at the termination date.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth below under the heading “Executive Compensation – Compensation Discussion and Analysis” with management. Based on this review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

The Members of the Compensation Committee

Solange Charas, Chairperson
Patrick O’Neil

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of June 30, 2008, the amount of the Company’s common stock beneficially owned (unless otherwise indicated) by (i) each person known by the Company to own 5% or more of the Company’s stock, (ii) each Director, (iii) each executive officer named in the Summary Compensation Table in Item 11 above and (iv) all Directors and executive officers as a group.

Name and Address*	Aggregate Number of Shares Beneficially Owned (1)			Percent of Class Outstanding (2)
Gregory D. Frost	-	(3	)(10)	-%
Frank Nocito	11,001,113	(5)		73.5%
Christopher P. Westad	35,000	(4)		**
Solange Charas	85,260	(8)		0.1%
Alan E. Richards	85,260	(8)		0.1%
Stephen Chalk	3,000	(8)		**
Edward C. Miller, Jr.	85,260	(8)		0.1%
Patrick O'Neill	85,260	(8)		0.1%
John L.Vrabel	2,300	(6)		**
Daniel L. Johnston	100	(11)		**
All American Properties, Inc.	-	(9	)(10)	-%
Officers and Directors as a Group (9 persons)	11,382,553	(7)		76.0%

*	Unless otherwise indicated, the address for each stockholder is c/o Able Energy, Inc., 198 Green Pond Road, Rockaway, New Jersey 07866.
**	Represents less than 1% of the outstanding common stock.

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

(2)
The percentage ownership for each stockholder is calculated by dividing (a) the total number of shares beneficially owned by the stockholder on June 30, 2008 by (b) 14,965,389 shares (the number of shares of our common stock outstanding on June 30, 2008), plus any shares that the stockholder has the right to acquire within 60 days after June 30, 2008.

(3)
Includes 11,001,113 shares owned by All American Properties, Inc. (“Properties”), of which Mr. Frost disclaims beneficial ownership.  Approximately 85% of the outstanding common stock of Properties is beneficially held by the Chelednik Family Trust.  In addition, pursuant to an agreement between Mr. Frost and the Chelednik Family Trust, Mr. Frost, through Crystal Heights, LLC, an entity controlled by Mr. Frost and his wife, is the beneficial holder of the balance of the outstanding common stock of Properties.  See Note (9) below.

(4)	Includes 5,000 shares owned outright and 30,000 shares, which may be acquired upon the exercise of outstanding stock options.

(5)
Includes 11,001,113 shares of Properties, of which Mr. Nocito disclaims beneficial ownership.  Mr. Nocito is Vice President of Properties, and approximately 85% of the outstanding common stock of Properties, is beneficially held by the Chelednik Family Trust, a trust established by Mr. Nocito and his wife for the benefit of their family members.  See Note (9), below.

(6)	Includes 2,300 shares owned outright.

(7)
Includes 7,300 shares owned by the officers and directors and 54,000 shares, which may be obtained upon the exercise of outstanding options held by the officers and directors.  Also includes 11,001,113 shares owned by Properties of which Messrs. Frost and Nocito disclaim beneficial ownership.  See Note (9) below.

(8)	Shares which may be acquired pursuant to currently exercisable stock options (or options that will become exercisable within sixty (60) days of June 30, 2008).

(9)
Includes 11,001,113 shares owned by Properties.  Approximately 85% of the outstanding common stock of Properties is beneficially held by the Chelednik Family Trust, a trust established by Mr. Nocito and his wife for the benefit of their family members.  In addition, pursuant to an agreement between Mr. Frost and the Chelednik Family Trust, Mr. Frost, through Crystal Heights, LLC an entity controlled by Mr. Frost and his wife, is the beneficial owner of the balance of the outstanding common stock of Properties.

(10)	Gregory D. Frost and Properties are also beneficial owners of the 11,001,113 shares beneficially owned by Frank Nocito.

(11)	Includes 100 shares owned outright.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth the information regarding the Company’s equity compensation plans as of June 30, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	-0-	Not applicable	-0-
Equity compensation plans approved by security holders (1)	30,000	$2.86	1,833,750
Total	30,000	$2.86	1,833,750

(1) Includes the 1999 Employee Stock Option Plan, the 2000 Stock Bonus Plan, the 2000 Employee Stock Purchase Plan and the 2005 Stock Option Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth hereafter, there have been no material transactions, series of similar transactions or currently proposed transactions during 2007 and 2008, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for its last two completed fiscal years in which any director or executive officer or any security holder who is known to the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Business Combination with Properties

We entered into an asset purchase agreement with All American Plazas, Inc., now known as All American Properties, Inc. (“Properties”) in June 2005, pursuant to which we agreed to acquire substantially all of Properties assets and assume all liabilities of Properties other than mortgage debt liabilities.  In exchange for these assets, we issued Properties 11,666,667 restricted shares of our common stock.  Our stockholders approved this transaction with Properties at a special meeting held on August 29, 2006, and the transaction closed on May 30, 2007.  The acquisition was completed upon the Company’s issuance of 11.7 million shares of common stock at $1.65 per share for total consideration of $19.3 million.

Properties currently own approximately 74% of our outstanding shares.  Approximately 85% of the outstanding stock of Properties is beneficially held by the Chelednik Family Trust by Mr. Frank Nocito, our Executive Vice-President of Business Development, and his wife, Sharon Chelednik, for the benefit of their family members.  Mr. Nocito is also President of Properties.  In addition, pursuant to an agreement between the Chelednik Family Trust and Gregory Frost, our Chief Executive Officer ("CEO") and Chairman of our Board of Directors, through an entity controlled by him (Crystal Heights, LLC), is also the beneficial holder of the balance of the outstanding common stock of Properties.

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

•
The Director, or an immediate family member, is employed as an executive officer of another entity where at any time during the most recent three fiscal years any of the Company’s executives serve on that entity’s compensation committee; or

•
The Director, or an immediate family member, is a current partner of the Company’s outside auditors, or was a partner or employee of the Company’s outside auditors who worked on the Company’s audit at any time during the past three years.

The following additional categorical standards were employed by the Board in determining whether a director qualified as independent to serve on the Audit Committee and provide that a director will not qualify if:

•	The Director directly or indirectly accepts any consulting, advisory, or other compensatory fee from the Company or any of its subsidiaries; or

•	The Director is an affiliated person of the Company or any of its subsidiaries.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional services rendered by the independent public accounting firms of Lazar, Levine & Felix, LLP, and Simontacchi & Company, LLP for the Company during the years ended June 30, 2008 and 2007.

	For the Year Ended June 30,
	2008	2007
Audit Fees (1)	$695,535	$618,024
Audit-Related Fees (2)	-	-
Tax Fees (3)	24,250	4,350
All Other Fees (4)	6,460	22,830
Total	$726,245	$645,204

_____________________
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

The Audit Committee reviews and pre-approves all audit, review or attest engagements of, and non-audit services to be provided by, the independent registered public accounting firm (other than with respect to the de minimis exception permitted by the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated thereunder).  The Audit Committee pre-approved all auditing services and permitted non-audit services rendered by Lazar, Levine & Felix, LLP, and Simontacchi & Company, LLP for the years ended June 30, 2008 and 2007.

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

4.21
Form of Secured Debenture, dated January 20, 2006, made by All American in favor of the Purchasers (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated January 20, 2006, filed with the SEC on January 23, 2006 (the “January 2006 Form 8-K”)).

4.22	Form of Additional Investment Right (incorporated herein by reference to Exhibit 99.3 to the January 2006 Form 8-K).

4.23
Common Stock Purchase Warrant, dated June 30, 2006, issued by Able Energy, Inc. to Laurus Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated June 30, 2006, filed with the SEC on July 7, 2006 (the “June 2006 Form 8-K”)).

4.24	Convertible Term Note, dated June 30, 2006, made by Able Energy, Inc. in favor of Laurus Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.2 to the June 2006 Form 8-K).

4.25	Registration Rights Agreement, dated June 30, 2006, between Able Energy, Inc. and Laurus Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.4 to the June 2006 Form 8-K).

4.26
Form of Variable Rate Secured Debenture (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated August 8, 2006, filed with the SEC on August 14, 2006 (the “August 2006 Form 8-K”)).

4.27	Registration Rights Agreement, dated as of August 8, 2006, by and among the Company and the Purchasers named therein (incorporated herein by reference to Exhibit 4.2 to the August 2006 Form 8-K).

4.28	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.3 to the August 2006 Form 8-K).

10.1	Lease of Company's Facility at 344 Route 46, Rockaway, New Jersey (incorporated herein by reference to Exhibit 10.3 to the 1998 Form SB-2).

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

10.3	Promissory Note, dated May 13, 2005, made by the Company in favor of Northfield Savings Bank, (incorporated herein by reference to Exhibit 10.27 to the 2005 Form 10-K).

10.4	Securities Purchase Agreement, by and among All American Plazas, Inc., dated as of June 1, 2005 (incorporated herein by reference to Exhibit 99.1 to the June 2005 Form 8-K).

10.5	Form of Securities Assumption, Amendment and Issuance Agreement by and among the Purchasers named therein and the Company (incorporated herein by reference to Exhibit 99.4 to the June 2005 Form 8-K).

10.6
Stock Purchase Agreement, by and between the Sellers named therein and the Company, dated as of June 16, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 16, 2005, filed with the SEC on June 16, 2005).

10.7	1999 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to the 1998 Form SB-2).

10.8
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

10.22	Securities Purchase Agreement, dated as of August 8, 2006, by and among the Company and the Purchasers (incorporated herein by reference to Exhibit 10.1 to the August 2006 Form 8-K).

10.23	Security Agreement, dated as of August 8, 2006, by and among the Company, the Company's subsidiaries and the Purchasers (incorporated herein by reference to Exhibit 10.2 to the August 2006 Form 8-K).

10.24
Account Purchase Agreement between All American Plazas, Inc. and Crown Financial, LLC dated January 8, 2007 (incorporated herein by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008 (the “September 30, 2007 Form 10-Q”)).

10.25
Account Purchase Agreement Modification between All American Plazas, Inc. and Crown Financial, LLC dated June 29, 2007 effective July 1, 2007 (incorporated herein by reference to Exhibit 10.26 to the September 30, 2007 Form 10-Q).

10.26	Receivables Financing Agreement between All American Plazas, Inc. and Credit Cash, LLC dated July 16, 2007 (incorporated herein by reference to Exhibit 10.27 to the September 30, 2007 Form 10-Q).

10.27	Consulting Agreement between PriceEnergy.com, Inc. and Axis Consulting Services dated August 27, 2007 (incorporated herein by reference to Exhibit 10.28 to the September 30, 2007 10-Q).

10.28
Fuel Financing agreement dated October 17, 2007 between the Company and S&S NY Holdings Inc together with First Amendment thereto dated February 5, 2007 (incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2008 (the “December 31, 2007 Form 10-Q”)).

10.29
Credit Card Receivables Purchase Agreement between All American Plazas, Inc and Credit Cash, LLC dated November 2, 2007  (incorporated herein by reference to Exhibit 10.30 to the December 31, 2007 Form 10-Q).

10.30	Credit Card Receivables Advance Agreement between Able Oil Company and Credit Cash, LLC dated November 7, 2007 (incorporated herein by reference to Exhibit 10.31 to the December 31, 2007 10-Q).

10.31
Credit Card Receivables Advance Agreement between PriceEnergy.com Inc and Credit Cash, LLC dated November 7, 2007  (incorporated herein by reference to Exhibit 10.32 to the December 31, 2007 Form 10-Q).

10.32
Amended and Restated Note Agreement dates as of November 30, 2007 between the Company, All American Plazas, Inc. All American Properties, Inc and TransMontaigne Product Services Inc.  (incorporated herein by reference to Exhibit 10.33 to the December 31, 2007 Form 10-Q).

10.33	Fuel Financing Agreement dated December 20, 2007 between the Company and S&S NY Holdings Inc. (incorporated herein by reference to Exhibit 10.34 to the December 31, 2007 Form 10-Q).

10.34
Over Advance Agreement between the Company, Able Oil Company, Able Energy New York, Inc., Able Energy Terminal, LLC, Able Propane, LLC and Entrepreneur Growth Capital, LLC dated December 28, 2007  (incorporated herein by reference to Exhibit 10.35 to the December 31, 2007 Form 10-Q).

10.35
Consulting Agreement between Hammond Associates, LLC and the Company dated January 11, 2008 (incorporated herein by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008 (the “March 31, 2008 Form 10-Q”)).

10.36
Credit Card Receivables Purchase Agreement between All American Plazas, Inc. and Credit Cash, LLC dated January 18, 2008 (incorporated herein by reference to Exhibit 10.37 to the March 31, 2008 Form 10-Q).

10.37	Credit Card Receivables Advance Agreement between Able Oil Company and Credit Cash, LLC dated January 18, 2008 (incorporated herein by reference to Exhibit 10.38 to the March 31, 2008 Form 10-Q).

10.38
Over Advance Agreement between the Company, Able Oil Company, Able Energy New York, Inc., Able Energy Terminal, LLC, Able Propane, LLC and Entrepreneur Growth Capital, LLC dated February 11, 2008 (incorporated herein by reference to Exhibit 10.39 to the March 31, 2008 Form 10-Q).

10.39
Credit Card Receivables Advance Agreement between PriceEnergy.com, Inc. and Credit Cash, LLC dated February 14, 2008 (incorporated herein by reference to Exhibit 10.40 to the March 31, 2008 Form 10-Q).

10.40
Fuel Purchase Loan between Able Energy, Inc., Able Oil Company, Able Energy New York, Inc., Able Energy Terminal, LLC, Able Propane, LLC and Entrepreneur Growth Capital, LLC dated February 25, 2008 (incorporated herein by reference to Exhibit 10.41 to the March 31, 2008 10-Q).

10.41
Asset Purchase Agreement between Able Oil Melbourne, Inc., Able Energy, Inc. and Able Oil of Brevard, Inc. dated February 8, 2008 (incorporated herein by reference to Exhibit 10.42 to the March 31, 2008 Form 10-Q).

10.42	Credit Card Receivables Purchase Agreement between Able Oil Company and Credit Cash, LLC dated April 11, 2008.*

10.43	Credit Card Receivables Purchase Agreement between PriceEnergy.com, Inc. and Credit Cash, LLC dated April 11, 2008.*

10.44	Fuel Supply Agreement between the Company and Atlantis Petroleum, LLC dated May 8, 2008.*

10.45	Contract of Sale between All American Properties, Inc., All American Plazas, Inc. and T.S. O., Inc. dated May 12, 2008*

14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 17, 2004).

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

21.1	List of Subsidiaries of Registrant (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350*

FINANCIAL STATEMENT SCHEDULES

Schedule II-Valuation and Qualifying Accounts

__________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2008	Able Energy, Inc.

	By:	/s/ Gregory D. Frost
Gregory D. Frost
Chairman & Chief Executive Officer

	By:	/s/ Daniel L. Johnston
Chief Financial Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gregory D. Frost	Chairman & Chief Executive Officer	November 17, 2008
Gregory D. Frost	(Principal Executive Officer)

/s/ Daniel L. Johnston	Chief Financial Officer	November 17, 2008
Daniel L. Johnston	(Principal Accounting Officer)

/s/ Stephen Chalk	Director	November 17, 2008
Stephen Chalk

/s/ Solange Charas	Director	November 17, 2008
Solange Charas

/s/ Edward C. Miller, Jr.	Director	November 17, 2008
Edward C. Miller, Jr.

/s/ Patrick O'Neill	Director	November 17, 2008
Patrick O'Neill

/s/ Alan E. Richards	Director	November 17, 2008
Alan E. Richards

/s/ Christopher P. Westad	Director	November 17, 2008
Christopher P. Westad

Able Energy, Inc. and Subsidiaries
Schedule II-Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning			End
	of Period	Additions	Deductions	of Period
Description

Year ended June 30, 2008
Deferred tax asset valuation allowance	$-	$10,051,534	$(10,051,534)	$-
Allowance for doubtful accounts	$744,253	$659,844	$(121,084)	$1,283,013

Year ended June 30, 2007
Deferred tax asset valuation allowance	$-	$6,016,369	$(6,016,369)	$-
Allowance for doubtful accounts	$462,086	$455,157	$(172,990)	$744,253