Form 10-Q
period 2008-09-30
ABLE ENERGY INC
filed 2008-11-20
CIK 1065728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2008

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  14,965,389 as of November 19, 2008

ABLE ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q

For the Three Months Ended September 30, 2008

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2008	2008
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$3,727,399	$3,025,577
Accounts receivable, net of allowance for doubtful accounts of
$1,260,345 and $1,283,013 at September 30, 2008 and June 30, 2008, respectively	2,107,107	4,088,377
Inventories	2,795,004	2,724,315
Prepaid expenses and other current assets	1,328,709	1,676,658

Total Current Assets	9,958,219	11,514,927

Property and equipment, net	6,209,576	6,414,011
Goodwill	11,046,179	11,046,179
Intangible assets, net	5,367,035	5,531,345
Deferred financing costs, net	143,413	159,718
Security deposits	76,818	76,818
Total Assets	$32,801,241	$34,742,998

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$539,234	$979,818
Notes payable, current portion	4,205,757	4,123,602
Capital leases payable, current portion	267,474	366,804
Convertible debentures and notes payable, net of unamortized debt discounts of $497,812 and $623,962 as of September 30, 2008
and June 30, 2008, respectively	2,290,244	2,164,094
Accounts payable and accrued expenses	13,525,990	15,152,749
Customer pre-purchase payments and unearned revenue	3,180,477	1,636,911

Total Current Liabilities	24,009,176	24,423,978

Notes payable, less current portion	3,301,799	3,369,340
Capital leases payable, less current portion	329,802	320,890
Deferred income taxes	304,000	247,000

Total Long Term Liabilities	3,935,601	3,937,230

Total Liabilities	27,944,777	28,361,208

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
Preferred Stock; par value $.001, authorized 10,000,000 shares;
issued-none	-	-
Common Stock; $.001 par value; 75,000,000 shares authorized;
14,965,389 shares issued and outstanding
at September 30, 2008 and June 30, 2008, respectively	14,966	14,966
Additional paid in capital	37,856,321	37,856,321
Accumulated deficit	(32,116,902)	(30,584,497)
Notes and loans receivable-related parties	(897,921)	(905,000)

Total Stockholders' Equity	4,856,464	6,381,790

Total Liabilities and Stockholders' Equity	$32,801,241	$34,742,998

See accompanying notes to the condensed consolidated financial statements

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,
	2008	2007

Net Sales	$53,010,607	$66,993,371

Cost of Sales (exclusive of depreciation and amortization shown separately below)	49,339,453	63,561,115

Gross Profit	3,671,154	3,432,256

Operating Expenses:
Selling, general and administrative	4,768,982	6,504,137
Depreciation and amortization	413,248	558,247

Total Operating Expenses	5,182,230	7,062,384

Loss from Operations	(1,511,076)	(3,630,128)

Other Income (Expenses)
Interest and other income	564,044	251,005
Interest income - related parties	14,411	80,385
Interest expense	(378,553)	(436,133)
Amortization of deferred financing costs	(16,304)	(17,131)
Amortization of debt discounts on convertible debentures and note payable	(126,150)	(343,734)
Registration rights penalty	(21,777)	(138,168)
Total Other Income (Expenses), Net	35,671	(603,776)

Loss before provision for income taxes	$(1,475,405)	$(4,233,905)

Provision for income taxes	57,000	76,000

Net Loss	$(1,532,405)	$(4,309,905)

Basic and diluted loss per common share	$(0.10)	$(0.29)

Weighted average number of common shares outstanding-basic and diluted	14,965,389	14,950,947

See accompanying notes to the condensed consolidated financial statements

ABLE ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	September 30,
	2008	2007
Cash flow from operating activities:
Net loss	$(1,532,405)	$(4,309,905)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	413,248	558,247
Provision for bad debts	(22,668)	(5,547)
Amortization of discounts on convertible debentures and notes payable	126,150	343,734
Amortization of deferred financing costs	16,304	17,131
Accrual of interest income on note receivable and loan-related parties	(14,411)	(69,327)
(Increase) decrease in operating assets:
Accounts receivable	2,005,178	(16,804)
Inventories	(70,689)	86,477
Prepaid expenses and other current assets	346,708	(829,675)
Security deposits	-	(900)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,626,863)	3,663,299
Customer pre-purchase payments unearned revenue	1,543,566	1,313,050
Deferred income taxes	57,000	76,000
Net cash provided by operating activities	1,241,118	825,780

Cash flows from investing activities:
Purchases of property and equipment	(44,398)	(178,728)
Advances to related parties	21,490	491,331
Net cash provided by (used in) investing activities	(22,908)	312,603

Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(440,584)	(152,281)
Proceeds from notes payable	1,400,000	-
Repayment of notes payable	(1,385,386)	(354,402)
Repayment of capital leases payable	(90,418)	(93,155)
Repayments of convertible debentures	-	(83,333)
Net cash used in financing activities	(516,388)	(683,171)

Net increase in cash and cash equivalents	701,822	455,212
Cash and cash equivalents at beginning of period	3,025,577	3,034,183
Cash and cash equivalents at end of period	$3,727,399	$3,489,395

Supplemental disclosure of cash flow information:
Cash paid during the quarter for interest	$378,553	$436,133

Reduction in goodwill since certain liabilities were not assumed by Plazas	$-	$93,363

Transfer of work in progress in property and equipment from a previous period to intangible assets	$-	$312,538

See accompanying notes to condensed consolidated financial statements

ABLE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements of Able Energy, Inc. and Subsidiaries (the "Company") have been prepared in accordance with United States generally accepted accounting principles applicable for interim financial information. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. These condensed consolidated financial statements include the accounts of Able Energy, Inc. and its wholly owned subsidiaries Able Oil Company, Inc. (“Able Oil”), Able Energy New York, Inc. (as of July 22, 2008 the Company owns 51%.  See Note 18) (“Able NY”), Able Oil Melbourne, Inc. (inactive as of February 8, 2008, see Note 15), (“Able Melbourne”), Able Energy Terminal, LLC, PriceEnergy.com Franchising, LLC (inactive), Able Propane, LLC (inactive), and its majority owned (92%) subsidiary, PriceEnergy.com, Inc. (“PriceEnergy”) and All American Plazas, Inc. (“Plazas”).  Able, together with its operating subsidiaries, are hereby also referred to as the “Company”. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed for the year ended June 30, 2008.

Since the Company’s business combination with All American Plazas, Inc. (now known as All American Properties, Inc.) on May 30, 2007, the Company is engaged in two primary business activities, organized in two segments; the Oil segment and the Travel Plaza segment.

The Company’s Oil Segment, consisting of Able Oil, Able NY, Able Melbourne, Able Energy Terminal, LLC and PriceEnergy, is engaged in the retail distribution of, and the provision of services relating to, #2 home heating oil, propane gas, kerosene and diesel fuels. In addition to selling liquid energy products, the Company offers complete heating, ventilation and air conditioning (“HVAC”) installation and repair and other services and also markets other petroleum products to commercial customers, including on-road and off-road diesel fuel, gasoline and lubricants.  Please refer to Note 15 for disclosure relating to the February 8, 2008 sale of the Able Melbourne assets and liabilities; to Note 11 for disclosure relating to the July 22, 2008 Settlement Agreement between the Company and S&S NY Holdings, Inc. (“S&S”) pursuant to which S&S was granted 49% of the issued and outstanding shares of stock of Able NY and a 90% interest in the Company’s Easton and Horsham, Pennsylvania operations (“Able PA”) in exchange for repayment of debt owed by the Company to S&S in the amount of $997,789; and to Note 18 – Subsequent Events for disclosure relating to the subsequent rights granted to the Company on October 31, 2008 to repurchase S&S’s interest in Able NY and Able PA.

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

Note 2 - Going Concern, Liquidity and Capital Resources and Management’s Plans

The Company has incurred losses from continuing operations during the three months ended September 30, 2008 of approximately, $1.5 million resulting in an accumulated deficit balance of approximately $32.1 million as of September 30, 2008.  Net cash provided by operations during the three months ended September 30, 2008, was approximately $1.3 million.  The Company had a working capital deficiency of $14.1 million.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The Company has been funding its operations through an asset-based line of credit and other financing facilities. Through the quarter ended September 30, 2008, the Company has issued notes receivable and loans to other affiliates and to Properties, its largest stockholder, with a balance at September 30, 2008 of approximately $0.9 million.  The Company has granted Properties a series of extensions of the maturity of these obligations.  These obligations are recorded as contra equity within these condensed consolidated financial statements.

The Company will require some combination of the collection of Properties notes receivable and loans, new financing, restructuring of existing financing, improved receivable collections and/or improved operating results in order to maintain adequate liquidity over the course of the year ending June 30, 2009.  With bringing current all of its Securities and Exchange Commission (“SEC”) filings the Company plans to raise additional capital as another means of securing the liquidity.

There can be no assurance that the financing or the cost saving measures as identified above will be satisfactory in addressing the short-term liquidity needs of the Company.  In the event that these plans cannot be effectively realized, there can be no assurance that the Company will be able to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

There were no material changes to Significant Accounting Policies since the filing of our Annual Report on Form 10-K for the year ended June 30, 2008.

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

Note 5 - Net Loss per Share

Basic and diluted net loss per common share is computed based on the weighted average number of shares outstanding during the periods presented. Common stock equivalents, consisting of stock options, warrants, and convertible debentures and notes payable as further discussed in the notes to the condensed consolidated financial statements, were not included in the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

The total common shares available for issuance upon the exercise of stock options and warrants, and conversion of convertible debentures and note payables excluded from the comparative diluted loss per share was 7,127,524 and 7,102,524 for the three months ended September 30, 2008 and 2007, respectively.

Note 6 - Inventories

Inventories consisted of the following at:

	September 30,	June 30,
Inventories	2008	2008
Oil Segment:	(Unaudited)
#2 heating oil	$275,976	$131,418
Diesel fuel	17,220	36,351
Kerosene	20,816	20,115
Propane	57,320	37,632
Parts, supplies and equipment	200,182	201,823

Total Oil Segment	$571,514	$427,339

Travel Plaza Segment:
Fuels	$682,277	$791,674
Non-fuel	1,541,213	1,505,302

Total Travel Plaza Segment	$2,223,490	$2,296,976

Total	$2,795,004	$2,724,315

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

Note 8 - Property and Equipment

Property and equipment was comprised of the following:

	September 30,	June 30,
	2008	2008
	(Unaudited)
Land	$479,346	$479,346
Buildings	1,674,124	1,674,124
Building improvements	791,166	791,166
Trucks and autos	4,349,790	4,349,790
Machinery and equipment	1,863,260	1,848,895
Office furniture, fixtures and equipment	1,371,183	1,371,183
Fuel tanks	984,461	984,461
Cylinders – propane	532,731	525,501
Construcion in Progress	242,632	219,829
	12,288,693	12,244,295
Less: accumulated depreciation	(6,079,118)	(5,830,284)
Property and equipment, net	$6,209,576	$6,414,011

At September 30, 2008, the Company had equipment under capital leases with a net book value of approximately $1,107,931 which is included in the above.

Depreciation expense of property and equipment was $248,834 and $301,228 (which includes a write off of $15,846 in the three months ended September 30, 2007) for the three months ended September 30, 2008 and 2007, respectively.

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

Doswell Sale Agreement

On May 12, 2008, the Company entered into a sale agreement with T.S.O, Inc. (“TSO”) for the sale of the Company’s operating assets located at its leased Doswell, VA travel plaza.  In exchange for total consideration to the Company of approximately $0.4 million, the Company has agreed to transfer to TSO title to all tangible and intangible assets (excluding corporate records) and liabilities relating to the operations of the Doswell, VA travel plaza.  TSO had until October 12, 2008 to obtain and deliver a firm commitment letter for the purchase price.  By letter dated November 6, 2008, Properties, the owner of the real property underlying the Doswell travel plaza, sent a notice to TSO terminating the contract of sale.  During the period July 12, 2008 through the termination of the contract of sale, TSO was obligated to pay the Company rent in the amount of $75,000 per month.

Note 9 – Deferred Financing Costs and Debt Discounts

The Company incurred deferred financing costs in conjunction with the sale of convertible debentures on July 12, 2005, July 5, 2006 and August 8, 2006 (see Note 13), and notes payable on May 13, 2005 (see Note 11), These costs were capitalized to deferred financing costs and are being amortized over the term of the related debt.  Amortization of deferred financing costs was $16,304 and $17,131 for the three month period ended September 30, 2008 and 2007, respectively.

Additionally, in accordance with EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”, the Convertible Debentures issued on July 12, 2005, July 5, 2006 and August 8, 2006 was considered to have a beneficial conversion premium feature. The Company recorded a debt discount of $5,500,000 related to this conversion premium and warrants issued in connection with the financing.  The Company amortized $126,150 and $343,734 of debt discount for the three months ending September 30, 2008, and 2007, respectively.

Note 10 - Line Of Credit

On May 13, 2005, the Company entered into a $1,750,000 line-of-credit agreement (the “Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”). The loan is secured by certain eligible accounts receivable, inventory and certain other assets as defined in the agreement. The line bears interest at Citibank's prime rate, plus 4% per annum (8.0% at September 30, 2008 and 9.0% at June 30, 2008) not to exceed 24%, with a minimum interest of $9,000 per month. The line also requires an annual facility fee and monthly collateral management fees equal to 2% and 0.025%, respectively. In addition, deposits are not credited to our account until four business days after receipt by EGC. The balance due as of September 30, 2008 and June 30, 2008 was $539,234 and $979,818, respectively, with an available balance as of September 30, 2008 of $1,210,766.  The Agreement renews annually unless terminated by either party, as provided for in the Agreement.

Note 11 - Notes Payable

On May 13, 2005, the Oil Segment entered into a term loan with Northfield Savings Bank for $3,250,000.  Principal and interest are payable in monthly installments of approximately $21,400, commencing on July 1, 2005.  The note is secured by Company owned real property located in Rockaway, New Jersey with a net book value of $829,912 at September 30, 2008 and an assignment of leases and rents at such location. The initial interest rate is 6.25% per annum on the unpaid principal balance for the first five (5) years, to be redetermined every fifth anniversary date (reset date) at 300 basis points over the five (5) year United States Treasury rate, but not lower than the initial rate; at that time the monthly payment will be redetermined. The interest rate on default is 4% per annum, charged at the bank’s option, above the interest rate then in effect.  At the maturity date of June 1, 2030, all amounts owed are due and payable. As of September 30, 2008, the Company was in default of two non-financial covenants under the agreement. The covenants are measured on a six month and annual basis.  The Company has received a waiver covering the fiscal year ends of June 30, 2007 and June 30, 2008.  The balance outstanding on this note at September 30, 2008 and June 30, 2008 was $3,055, 462 and $3,071,844, respectively.

On December 13, 2006, the Oil Segment entered into a five-year note agreement relating to the purchase of the Horsham Franchise in the amount of $345,615.  The interest rate is 7.0% per annum and principal and interest is payable in monthly installments of $6,844 which commenced on January 13, 2007. The balance due on this note at September 30, 2008 and June 30, 2008 was $238,100 and $254,275, respectively.

On January 8, 2007, Plazas entered into an Account Purchase Agreement with Crown Financial (“Crown”) whereby Crown advanced $1,444,775 to Plazas in exchange for certain existing accounts receivables and taking ownership of new accounts originated by Plazas.  Repayment of the loan is to be made from the direct payments to Crown from the accounts it purchased from Plazas and a fee equal to 2.5% of the outstanding advance for the preceding period payable on the 15th and 30th day of each month.  The Crown loan is secured by the mortgages on the real property and improvements thereon owned by Properties known as the Strattanville and Frystown Gables truck stop plazas and a personal guarantee by Frank Nocito, an Executive Vice President of the Company and through a family trust the largest shareholder of the Company.  Subsequent to the May 2007 closing of the business combination between the Company and Properties, on July 1, 2007 the Account Purchase Agreement between Plazas and Crown Financial was amended and modified from “Eligible Accounts having a 60 day aging” to a “90 day aging that are not reasonably deemed to be doubtful for collections” and the fee of 2.5% payable on the 15th and 30th day of each month has been modified to 1.375%. The Company has assumed this obligation based on the business combination; however, Properties has agreed to continue to secure this financing with the aforementioned mortgages on real property owned by Properties. The balance due on the Crown note at September 30, 2008 and June 30, 2008 was $473,558 and $817,367, respectively.

The Company has similar credit card financing agreements for the Oil Segment and the Travel Plaza Segment as explained below respectively.

On March 20, 2007, the Oil Segment entered into a credit card receivable advance agreement with Credit Cash, LLC whereby Credit Cash agreed to loan the Company $1,200,000. The loan is secured by the Company's existing and future credit card collections.  Terms of the loan call for a repayment of $1,284,000, which includes the one-time finance charge of $84,000, over a seven-month period. This will be accomplished through Credit Cash withholding 18% of credit card collections of Able Oil Company and 10% of credit card collections of PriceEnergy.com, Inc. over the seven-month period which began on March 21, 2007. On August 14, 2008 the Oil segment of the Company and its subsidiary, PriceEnergy.com, refinanced their loan with Credit Cash in the amount of $500,000.   There are certain provisions in the March 2007 agreement that allow Credit Cash to increase the withholding, if the amount withheld by Credit Cash over the seven-month period is not sufficient to satisfy the required repayment of $1,284,000. The balance due on this advance agreement at September 30, 2008 and June 30, 2008 was $349,814 and $292,619, respectively (See Note 18).

Prior to the business combination between All American Plazas, Inc. now known as All American Properties, Inc. (“Properties”) and the Company, Properties entered into a loan agreement with Credit Cash, which was an advance against credit card receivables at the travel plazas then operated by Properties.  As a result of the business combination, this obligation was assumed by the Company’s newly formed, wholly-owned subsidiary, All American Plazas, Inc. (“Plazas”), as it became the operator of the truck stop plazas. Credit Cash, while acknowledging the business combination, has continued to obligate both Properties and Plazas in their loan documents as obligors of the loan. On August 31, 2006, Plazas entered into a loan agreement with Credit Cash, relating to the processing of its credit card transactions, in the initial amount of $1,000,000.  The interest rate is prime plus 3.75%. On July 16, 2007, Credit Cash agreed to extend further credit of $400,000 secured by the credit card receivables at the travel plazas operated by Plazas.  This July 16, 2007 extension of credit agreement was in addition to and supplemented all previous agreements with Credit Cash. Terms of the original loan and extensions called for repayment of $1,010,933 plus accrued interest which will be repaid through Credit Cash withholding 15% of credit card collections from the operations of the truck stop plazas until the loan balance is paid in full. The interest rate is prime plus 3.75% (12% at September 30, 2008). On August 14, 2008 the Travel Plaza segment of the Company refinanced its loan with Credit Cash for an additional amount of $900,000.  There are certain provisions in the agreement, which allows Credit Cash to increase the withholding, if the amount it is withholding is not sufficient to satisfy the loan in a timely manner. This repayment percentage was increased to 20% in April 2008 due to suspension of diesel sales in several locations due to pricing and cash flow issues.  This 20% was renegotiated in August 2008 down to 12%.  The outstanding balance of the loan as of September 30, 2008 and June 30, 2008 was $696,750 and $328,474, respectively (See Note 18).

On October 17, 2007, the Oil Segment entered into a loan agreement with S&S NY Holdings, Inc. (“S&S”) for $500,000 to purchase #2 heating fuel. The term of the agreement is for 90 days with an option to refinance at the end of the 90 day period for an additional 90 days. The repayment of the principal amount will be $.10 cents per gallon of fuel sold to the Company’s customers excluding pre-purchase gallons. An additional $.075 per gallon will be paid as interest. The agreement also provides that in each 30 day period the interest amount can be no less than $37,500.00.  As of February 15, 2008 the Company had repaid $137,180 and exercised its right to refinance the amount until March 31, 2008.  The amount outstanding on this note at September 30, 2008 and June 30, 2008 was $362,820.

On December 20, 2007, the Oil Segment entered in to a second loan agreement with S&S for $500,000 to purchase #2 heating fuel.  The term of the agreement was through March 31, 2008.  The repayment of principle was not due until the maturity date.  An additional $0.075 per gallon was to be paid as interest. The agreement also provided that in each 30-day period the interest amount can be no less than $37,500.  The outstanding balance on this loan was $500,000 at September 30, 2008 and June 30, 2008.

On July 22, 2008 the Company and S&S entered into a Settlement Agreement which provided for repayment of the October 17, 2007 and December 20, 2007 loans made by S&S to the Company in exchange for S&S receiving 49% of the issued and outstanding shares of stock of Able Energy, NY, Inc. (“Able NY”) and a 90% interest in the Company’s Easton and Horsham Pennsylvania operations (“Able PA”). See, Note 18 – Subsequent Events, to the Consolidated Financial Statements in this Report for disclosure relating to the October 31, 2008 amendment to the Settlement Agreement granting the Company the right to repurchase S&S’s interest in Able NY and Able PA.

From June 1, 2007 through June 30, 2007, during the post-closing period of the business combination between the Company and Properties, Plazas made $8,374,495 in payments to its fuel supplier, TransMontaigne, on behalf of Properties.  These payments were not made from any capital infusion or advances made by Plazas, but rather were generated from revenues from the ongoing operations of the Travel Plaza Segment. These payments of $8.4 million were included in the advances to related parties balance at June 30, 2007. On October 5, 2007, Plazas along with Properties entered into an agreement with TransMontaigne to provide for the continued supply of fuel for the travel plazas, to extend a credit facility of $2.0 million to Plazas to purchase fuel on a pre-paid basis and for Properties to provide certain real property as collateral for its outstanding obligation to TransMontaigne for its fuel purchases prior to the closing of the business combination. As a result of this agreement, trade payables of $8.4 million owed by Plazas to TransMontaigne for fuel purchased after the closing of the business combination, as well as payments made by Plazas during that time period for obligations to TransMontaigne owed by Properties for fuel purchases prior to the closing, were reclassified and booked as obligations of Properties. This reclassification correspondingly reduced Plazas obligations to TransMontaigne by the amount of the payments it had made to TransMontaigne during the period from June 1, 2007 through June 30, 2007 on behalf of Properties referred to above. Thereafter, on November 30, 2007, the parties amended their agreement and entered into an Amended and Restated Note Agreement (the “Agreement”), which reduced Plazas’ line of credit for the purchase of fuel on a cash delivery basis to $1,550,000. This reduced line of credit was evidenced by a promissory note (the “Note”) in that amount and is outstanding at September 30, 2008. The Note does not accrue interest until November 15, 2009 at which point, if the Note is not paid, it accrues interest at 8% per annum. In addition to Plazas’ obligation to TransMontaigne pursuant to the Note, as of November 30, 2007, Plazas owed TransMontaigne the sum of $1.6 million in trade payables for additional fuel it purchased from TransMontaigne after the closing of the business combination. Any payment of these trade payables will correspondingly reduce Properties obligations to TransMontaigne under the Agreement. As part of the Agreement, Properties also made a note to TransMontaigne in an amount, which in accordance with the reclassification, included the payments made by Plazas to TransMontaigne on behalf of Properties during the post-closing transition period. Collateral for the Note and Properties’ obligations to TransMontaigne under the Agreement are certain real property owned by Properties. The Company and Properties are currently in the process of renegotiating the terms of the Agreement.

In addition, the Company has entered into miscellaneous loan agreements with outstanding balances totaling $281,052, as of September 30, 2008.

Maturities on notes payable as of September 30, 2008 are as follows:

For the Period Ending September 30, 2008

2009	$4,205,757
2010	247,294
2011	196,940
2012	102,565
2013	87,564
Thereafter	2,667,436
Total	7,507,556
Less, current portion	(4,205,757)
Long-term portion	$3,301,799

Note 12 - Capital Leases Payable

The Company has entered into various capital leases for equipment expiring through January 2012, with current aggregate monthly payments of approximately $26,000.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2008:

For the Period Ending September 30, 2008
Year	Amount
2009	$306,806
2010	190,900
2011	131,059
2012	38,277
Total Minimum Lease Payments	667,042
Less amount representing interest (ranging from 8-12%)	69,766
Present value of net minimum lease payments	597,276
Less Current portion	(267,474)
Net long term minimum lease payments	$329,802

Note 13 - Convertible Debentures and Convertible Notes Payable

On July 12, 2005, the Company consummated a financing in the amount of $2,500,000 through the sale of Variable Rate Convertibles Debentures (the "Convertible Debentures"). As of September 30, 2008, the convertible debt outstanding on the Convertible Debentures was $132,500. The debt discount associated with this was fully amortized as of September 30, 2007. Amortization of the debt discounts in this convertible note payable amounted to approximately zero and $7,700 for the three month periods ended September 30, 2008 and September 30, 2007, respectively.

On July 5, 2006, the Company closed a Securities Purchase Agreement entered into on June 30, 2006 whereby it sold a $1.0 million convertible term note, due June 30, 2009, to Laurus Master Fund, Ltd. ("Laurus") and issued a 5 year warrant for 160,000 shares of the Company’s common stock. As of September 30, 2008 the convertible debt outstanding on the convertible debenture was approximately $805,000.  Amortization of debt discounts on this convertible note payable amounted to $51,563 and $84,000 for the three month periods ended September 30, 2008 and September 30, 2007, respectively.

On August 6, 2006, the Company issued $2,000,000 of convertible debentures to certain investors, due on August 8, 2008 and issued 5 year warrants to purchase 672,667 shares of the Company’s common stock.  As of September 30, 2008, the convertible debt outstanding on the Convertible debenture was $850,000.  Amortization of debt discount on these convertible debentures was approximately $75,000 and $252,000 for the three month periods ended September 30, 2008 and September 30, 2007, respectively. The discount associated with this was fully amortized at September 30, 2008.  The Company is currently negotiating a forbearance agreement with the investors regarding the passing of the due date.

Note 14 - Stockholders’ Equity

For The Three Months Ended September 30, 2008

	Common Stock
(Unaudited)	Shares	Amount	Additional Paid - in Capital	Accumulated Deficit	Notes and Loans Receivable - Related Parties	Total Stockholders' Equity
Balance June 30, 2008	14,965,389	$14,966	$37,856,321	$(30,584,497)	$(905,000)	$6,381,790

Reduction in notes receivable from related
parties for reimbursement of certain fees	-	-	-	-	21,490	21,490
Increase in notes receivable
for accrued interest	-	-	-	-	(14,411)	(14,411)
Net loss	-	-	-	(1,532,405)	-	(1,532,405)

Balance September 30, 2008	14,965,389	$14,966	$37,856,321	$(32,116,902)	$(897,921)	$4,856,464

Stock Options

A summary of the Company's stock option activity and related information for the three month period ended September 30, 2008 is as follows:
	Number of Options	Weighted Average Exercise Price
Outstanding June 30, 2008	400,040	$2.74
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding September 30, 2008	400,040	$2.74

During the three month period ended September 30, 2008, no options or warrants were issued or exercised.

The following is a summary of stock options outstanding and exercisable at September 30, 2008 by exercise price range:

Exercise Price Range	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Intrinsic Value
$2.55 - $ 4.36	30,000	1.5	$2.86	$101,675
$8.09 - $ 8.32	49,000	3.6	8.20	-
$1.90	321,040	10.0	1.90	536,137
Totals	400,040	8.6	$2.74	$637,812

Equity Plans

The Able Energy, Inc.’s 1999 Employee Stock Option Plan, as amended, permits stock option awards up to 700,000 shares of the Company's common stock to be granted to directors, employees and consultants of the Company.  This plan states that unless otherwise determined by the Board of Directors, an option shall be exercisable for ten years after the date on which it was granted.  Vesting terms are set by the Board of Directors.  There are 84,250 shares remaining available for issuance under this plan at September 30, 2008.

The Able Energy, Inc. 2000 Employee Stock Purchase Plan, which was approved by the stockholders on June 23, 2000, permits stock option awards up to 350,000 shares of the Company's common stock to be granted to employees of the Company. There are 350,000 shares remaining available for issuance under this plan at September 30, 2008.

The Able Energy, Inc. 2000 Stock Bonus Plan, which was approved by the stockholders on June 23, 2000, permits restricted stock awards up to 350,000 shares of the Company's common stock to be granted to directors, employees and consultants of the Company. There are 338,000 shares remaining available for issuance under this plan at September 30, 2008.

The Able Energy, Inc. 2005 Incentive Stock Plan, which was approved by the stockholders on May 25, 2005, permits stock option, common stock, and restricted common stock purchase offer awards of up to 1,000,000 shares of the Company's common stock to be granted to directors, employees and consultants of the Company.  There are 678,960 shares remaining available for issuance under this plan at September 30, 2008.

Warrants

A summary of the Company’s stock warrant activity, and related information for the quarter ended September 30, 2008 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding June 30, 2008	6,189,976	$7.17

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding September 30, 2008	6,189,976	$7.17

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

Voluntary NASDAQ Delisting

On October 4, 2006, the Company announced its intention to voluntarily delist the Company's common stock from the NASDAQ Capital Market, effective as of the start of trading on October 13, 2006. The Company's common stock is currently quoted on the Pink Sheets. The management of the Company has indicated that the Company will seek to have its common stock quoted on the OTC Bulletin Board as soon as it qualifies for listing following the filing of this Quarterly Report on Form 10-Q.

Note 15- Commitments and Contingencies

Employment Agreements

On July 1, 2004, the Company entered into a three-year employment agreement with Christopher Westad.  Pursuant to the agreement, he will be compensated at an annual salary of $141,600 and will be eligible for an annual bonus and stock option grants, which will be separately determined by the Compensation Committee of the Board of Directors.  The term of the agreement may be extended by mutual consent of the Company and Mr. Westad, and the annual salary is subject to periodic increases at the discretion of the Board of Directors.  On November 26, 2006, the Compensation Committee of the Board of Directors renewed Mr. Westad’s employment agreement for a period of three years until November 25, 2009.

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

Operating Leases

The Company is obligated under certain property and equipment non-cancelable operating lease agreements.  The rental properties include a lease of the Company’s headquarters in Rockaway, New Jersey, office space in New York City, office space in Easton, Pennsylvania and eleven full service travel plaza facilities located in Pennsylvania, New York, New Jersey and Virginia. The Oil Segment leases expire at various dates through May, 2010 while ten of the eleven Travel Plaza Segment leases expire on September 30, 2009 and one with two separate leases each expiring on January 1, 2011 and February 28, 2009.  The lease expiring in 2009 has five year renewable options through 2028. Rent expense was $1,829,852 and $1,846,419, which includes rent expense of approximately $1,625,000 in both periods to Properties, for the three month periods ended September 30, 2008 and September 30, 2007 respectively.  The ten Travel Plaza Segment leases that expire on September 30, 2009 automatically renew for consecutive one year terms for up to ten years from the initial lease, upon the mutual consent of both parties.  Properties has waived the percentage rent amounts and percentage increase in the base lease amount. The base amount of the leases will remain fixed at the initial year amount unless both parties agree to an increase or decrease in the base amount.  It is anticipated that the leases will be renewed for annual periods through at least June 30, 2017.  The Company also acquired a ten year option to acquire any of the travel plaza real estate owned by Properties, providing that the Company assume all existing debt obligations related to the applicable properties.  The option has been valued at $5.0 million and is exercisable as long as the Plaza’s leases relating to the applicable real estate remain in effect. Please refer to Note 18–Subsequent Events, for disclosure relating to the sublease of certain of the travel plaza facilities.

Major Vendors

The Company’s Oil Segment purchases fuel supplies on the spot market. During the period ended September 30, 2008, the Oil Segment satisfied its inventory requirements through seven different suppliers, the majority of which have significant domestic fuel sources, and many of which have been suppliers to us for over seven years.

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

On September 7, 2006, the Company received a Formal Order of Private Investigation from the SEC pursuant to which the Company, certain of its officers and a director were served with subpoenas requesting certain documents and information. The Formal Order authorizes an investigation of possible violations of the anti-fraud provisions of the federal securities laws with respect to the offer, purchase and sale of the Company's securities and the Company's disclosures or failures to disclose material information. The Company believes that it did not violate any securities laws and intends to cooperate fully with and assist the SEC in its inquiry. The Company produced all responsive documents to the subpoenas .

On August 31, 2007, the Company was served with a second subpoena duces tecum (the “Second Subpoena”) from the SEC pursuant to the Formal Order of Investigation issued by the SEC on September 7, 2006. The Company continues to gather, review and produce documents to the SEC and is cooperating fully with the SEC in complying with the Second Subpoena. As of the date of this Report, the Company has produced and will, if required, continue to produce responsive documents and intends to continue cooperating with the SEC in connection with the investigation.  On May 13, 2008, the Company received correspondence from the SEC requesting the Company respond, in writing, to eleven questions proffered by the SEC staff.  The Company provided its responses to the eleven questions to the SEC on May 21, 2008.  The responsive correspondence was signed by the Company’s outside SEC counsel, Buchanan Ingersoll & Rooney, PC, after it was reviewed by the Company’s senior management, as well as the Company’s outside financial consultant.

On July 29 and 30, 2008, the Company’s CEO, Mr. Frost and the Company’s Executive Vice-President, Business Development, Mr. Nocito, were deposed by the SEC.  The Company has been advised by its SEC counsel, who also attended the depositions that it believes the primary focus of the investigation is for the Company to complete its outstanding, delinquent SEC filings in order to obtain filing compliance. See Note 18 – Subsequent Events.

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

On September 17, 2008, an action was commenced in the Common Court of Pleas in Northumberland County, Pennsylvania against Plazas by SCC3, LLC. The action arises out of a note (the “Note”) made by Milton Properties, Inc. (“Milton”), the owner of the real property (the “Property”) underlying the Milton travel plaza which is leased to, and operated by, Plazas, to Silar Special Opportunities Fund, L.P.(“Silar”) and a mortgage (the “Mortgage”) granted by Milton to Silar on the Property to secure the Note. Silar subsequently assigned the Note and Mortgage to the plaintiff, SCC3, LLC.  As further security for Milton’s obligations under the Note, Milton assigned to Silar its lease with Plazas for the Property and the rents therefore (the “Assignment of Leases and Rent”). The lease (the “Lease”) for the property expires in 2013.  Silar also assigned its rights under the Assignment of Leases and Rents to the plaintiff.  The complaint alleges that Milton is in default of its obligations under the Note and Mortgage. As a result, plaintiff alleges that it has exercised its rights under the Assignment of Lease and Rents and revoked Milton’s right to collect rent for the Property. The plaintiff further alleges that Plazas is in default of its obligations under the Lease and that pursuant to the Assignment of Lease and Rents plaintiff has the right to enforce the Lease and declare all rent for the remainder of the term of the Lease to be due and payable. Plaintiff is seeking damages in the amount of $17,855,024 representing the balance of rent due under the term of the Lease.  Plazas has filed an answer denying the allegations of the complaint. Plazas intends to vigorously defend this action and will make a motion to dismiss the complaint. Please refer to Note 18 - Subsequent Events for disclosures relating to other legal proceedings involving the Company.

Doswell Sale Agreement

On May 12, 2008, the Company entered into a sale agreement with T.S.O, Inc. (“TSO”) for the sale of the Company’s assets located at its leased Doswell, Virginia travel plaza.  In exchange for total consideration to the Company of approximately $0.4 million, the Company agreed to transfer to TSO title to all tangible and intangible assets (excluding corporate records) and liabilities relating to the operations of the Doswell travel plaza.  TSO had until October 12, 2008 to obtain and deliver a firm commitment letter for the purchase price.  By letter dated November 6, 2008, the owner of the real property underlying the Doswell travel plaza gave TSO notice that the contract of sale was terminated.  During the period July 12, 2008 through the termination of the contract of sale, TSO was obligated to pay the Company rent in the amount of $75,000 per month.  The Company received $225,000 during the three month period ended September 30, 2008.

Lease of Newton Facility

On July 14, 2008, the Company executed a triple net lease agreement with North Jersey Oil, Inc. (North Jersey) for the use of the Company’s idled Newton, NJ fuel terminal facility. The term of the lease is for thirty years.  Upon execution, the lease agreement provides for a $250,000 cash payment to the Company and the receipt of a $250,000 Tenant’s Promissory Note (together, the “Basic Rent”). The note provides for interest at 8% and twelve monthly payments.  Payments are to commence on the date that North Jersey receives all of the necessary permits to conduct its operations at the Newton site.  If within nine months of the execution date of the lease agreement North Jersey is unable to secure the necessary operating permits or during the same time North Jersey is advised that its applications for the necessary operating permits have been denied, the Company will be obligated to return the Basic Rent to North Jersey and terminate the lease agreement.  The status of the operating permits as of the filing date of this Quarterly Report on Form 10-Q is not known.  The lease agreement also provides both the Company and North Jersey with storage and throughput rights at their respective terminals at a cost to the user of $0.05 per gallon.  In addition, North Jersey is obligated to provide the Company with an initial nine-month, $0.5 million fuel purchase credit facility at a cost to the Company of $0.02 per gallon financed.  The lease agreement also provides North Jersey with a $1.00 purchase option which North Jersey can exercise upon payment in full, in cash, of all the Basic Rent.

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

PriceEnergy.com

As of September 30, 2008 a total of four current officers, a former officer and a related party of the Company own 8% of the common stock of the subsidiary, PriceEnergy.com, which was incorporated in November 1999. The Company holds the remaining shares of PriceEnergy.com.

Acquisition of Assets of Properties

At September 30, 2008, Properties owns approximately 74% of the Company’s outstanding common stock.  Approximately 85.0% of the common stock of Properties is owned by the Chelednik Family Trust, a trust established by Mr. Nocito, an officer of the Company and his wife for the benefit of their family.   The balance of the outstanding common stock of Properties is owned by a limited liability company owned by Gregory D. Frost, the Chief Executive Officer and Chairman of the Board of Directors of the Company.

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

The Company loaned Properties $1,730,000 as evidenced by a promissory note dated July 27, 2005. This note and related interest were paid in full as of June 30, 2008, The note and accrued interest receivable have been recorded as contra equity on the Company’s consolidated balance sheet as of September 30, 2007.

The Company receives rent from Properties for office space occupied by Properties in the Company’s New York City offices.  The Company has reduced gross rent expense included in sales, general and administrative expenses in the condensed consolidated statements of operations in the amount of $28,510 for the three months ended September 30, 2008.

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

During the period June 1, 2007 through June 30, 2007, Plazas made $8,374,496 in payments to its fuel supplier, TransMontaigne Product Services, Inc. (“TransMontaigne”) on behalf of Properties during the transition of the acquisition.  These payments were not made from any capital infusion or advance made by Plazas, but rather from revenues from the ongoing operations of the Travel Plazas. These payments were included in the advance to related party receivable balance at September 30, 2007 (See Note 16). The offset of this receivable occurred in October 2007 in conjunction with the note agreement of October 5, 2007, amended and restated on November 30, 2007.

Manns Haggerskjold of North America, Ltd. (“Manns”) Agreement

On May 19, 2006, the Company entered into a letter of interest agreement with Manns, for a bridge loan to the Company in the amount of $35,000,000 and a possible loan in the amount of $100 million based upon the business combination with Properties ("Manns Agreement"). The terms of the letter of interest provided for the payment of a commitment fee of $750,000, which was non-refundable to cover the due-diligence cost incurred by Manns. On June 23, 2006, the Company advanced to Manns $125,000 toward the Manns Agreement due diligence fee. During the period from July 7, 2006 through November 17, 2006, the Company advanced an additional $590,000 toward the Manns Agreement due diligence fee. The amount outstanding relating to these advances as of June 30, 2008 was $715,000.  As a result of not obtaining the financing (see below), the entire $715,000 was expensed to amortization of deferred financing costs in the year ended June 30, 2008.

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

The following is the segment reporting for entities in existence at September 30, 2008 and comparisons to September 30, 2007 and June 30, 2008:

	Three months ended September 30,
	2008	2007
Revenues	(Unaudited)	(Unaudited)

Oil Segment:
#2 heating oil	$5,699,532	$5,152,566
Gasoline, diesel fuel, kerosene, propane & other lubricants	3,537,541	4,466,692
Equipment, sales & installation	456,175	583,624

Total Oil Segment	$9,693,248	$10,202,881

Travel Plaza Segment:
Fuels	$37,658,418	$48,652,531
Non-Fuels	5,658,941	8,137,958

Total Travel Plaza Segment	$43,317,359	$56,790,489

Total revenues	$53,010,607	$66,993,371

Depreciation & amortization
Oil Segment	$155,343	$242,208
Travel Plaza Segment	257,905	316,038

Total depreciation and amortization	$413,248	$558,247

Interest Expense
Oil Segment	$230,240	$218,978
Travel Plaza Segment	148,313	217,154

Total interest expense	$378,553	$436,133

Segment Loss
Oil Segment	$(362,984)	$(2,236,089)
Travel Plaza Segment	(1,169,422)	(2,073,816)

Total segment loss	$(1,532,407)	$(4,309,905)

	September 30,	June 30,
Inventories	2008	2008
Oil Segment:	(Unaudited)	(Audited)
#2 heating oil	$275,976	$131,418
Diesel fuel	17,220	37,991
Kerosene	20,816	20,115
Propane	57,320	37,632
Parts, supplies and equipment	200,182	200,182

Total Oil Segment	$571,514	$427,339

Travel Plaza Segment:
Fuels	$682,277	$791,674
Non-fuel	1,541,213	1,505,302

Total Travel Plaza Segment	2,223,490	2,296,976

Inventory	$2,795,004	$2,724,315

Goodwill
Oil Segment	$-	$-
Travel Plaza Segment	11,046,179	11,046,179

Total goodwill	$11,046,179	$11,046,179

All Other Assets
Oil Segment	$8,248,470	$10,259,230
Travel Plaza Segment	10,711,588	10,713,274

Total all other assets	$18,960,058	$20,972,504

Total Assets
Oil Segment	$8,819,984	$10,686,569
Travel Plaza Segment	23,981,257	24,056,429

Total assets	$32,801,241	$34,742,998

The Company did not have any operations outside the United States of America.  Accordingly, all revenues were generated from domestic transactions, and the Company has no long-lived assets outside the United States of America. The Company has recorded a deferred income tax liability for the three months ended September 30, 2008 of $57,000 pertaining to the temporary difference in amortization of goodwill and intangibles for book and tax purposes.

Note 18 - Subsequent Events

Credit Card Receivable Financing

On November 5, 2008 the Oil Segment of the Company and its subsidiary, PriceEnergy.com, refinanced their loan with Credit Cash, in the amount of $250,000. The outstanding Credit Cash loans to the Oil Segment of the Company as of September 30, 2008, were $349,814.

Litigation

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

Fuel Financing

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

Amendment To the S&S Settlement Agreement

On October 31, 2008, the Company and S&S NY Holdings, Inc. (“S&S”) entered into an agreement amending (the “Amendment”) the Settlement Agreement entered into between the Company and S&S on July 22, 2008, See Note 11 and Part II, Item 5 for disclosure regarding that Agreement.  The Amendment provides that the Company has the right to repurchase S&S’s interest in Able PA for the sum of $548,910 payable $250,000 upon the signing of the Amendment and the balance ten business days thereafter. In the event that the balance is not paid within the time period specified, S&S shall retain the initial payment of $250,000 and its 90% interest in Able PA.  The Company has made these payments to S&S and, as a result, S&S no longer has any interest in Able PA.  The Amendment further provides that the Company may repurchase S&S’s 49% interest in Able NY for the sum of $550,000 payable $150,000 within thirty days after the repurchase of Able Pa; commencing thirty days after such payment, eight (8) equal monthly installments each in the amount of $30,000; and the balance of $160,000 to be made thirty days after the final monthly installment is paid. S&S shall retain its 49% interest in Able NY as security for such payments. However, as long as Able is not in default of such payments, S&S shall have no rights whatsoever with respect to its shares of stock in Able NY, including, but not limited to any distribution of any revenues, profits, (losses) or net profits or (losses) of Able NY.  In the event that Able defaults in making such payments and fails to timely cure such default, S&S shall retain full ownership with all attendant shareholder rights thereto of its shares of stock in Able NY, provided, however, S&S’s ownership percentage of Able NY will be reduced by the percentage of payments made to Able NY prior to the default as applied to the total purchase price for S&S’s interest in Able NY. The Amendment also cancelled the Consulting Agreement which was to be entered into pursuant to the terms of the Settlement Agreement between Able NY and S&S in exchange for a payment of $60,000 to be made at the time the final payment is due for payment of the Able NY shares.

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

SEC Formal Order of Private Investigation

On November 18, 2008, the Company’s current auditors and one of its partners received subpoenas duces tecum from the SEC requesting the production of documents and their testimony in regard to the SEC Formal Order of Private Investigation received by the Company on September 7, 2006.

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

OVERVIEW

Able Energy, Inc. (“Able”) was incorporated on March 13, 1997, in the state of Delaware. Its current wholly-owned subsidiaries are Able Oil Company, Inc. (“Able Oil”), Able Energy New York, Inc. (as of July 22, 2008 the Company owns 51%. (See Note 18). (“Able NY”), Able Oil Melbourne, Inc. (inactive, as of February 8, 2008, see Note 15), (“Able Melbourne”), Able Energy Terminal, LLC, PriceEnergy.com Franchising LLC (inactive), Able Propane, LLC (inactive), and its majority owned (92%) subsidiary, PriceEnergy.com, Inc. (“PriceEnergy”) and All American Plazas, Inc. (“Plazas”).  Able, together with its operating subsidiaries, are hereby also referred to as the Company.

Since the Company’s business combination with All American Plazas, Inc. now known as All American Properties, Inc. (“Properties”) on May 30, 2007, the Company is engaged in two primary business activities, organized in two Segments; the Oil Segment and the Travel Plaza Segment.

The Company’s Oil Segment, consisting of Able Oil, Able NY, Able Melbourne, Able Energy Terminal, LLC and PriceEnergy, is engaged in the retail distribution of, and the provision of services relating to, #2 home heating oil, propane gas, kerosene and diesel fuels. In addition to selling liquid energy products, the Company offers complete heating, ventilation and air conditioning (“HVAC”) installation and repair and other services and also markets other petroleum products to commercial customers, including on-road and off-road diesel fuel, gasoline and lubricants. On July 22, 2008, the Company entered into a Settlement Agreement with S&S NY Holdings, Inc. (“S&S”) which provided for repayment of loans due from the Company to S&S in the amount of $997,820 in exchange for S&S receiving 49% of the issued and outstanding shares of stock of Able NY and a 90% interest in the Company’s Easton and Horsham, Pennsylvania operations (“Able PA”). See Note 18–Subsequent Events to the Condensed Consolidated Financial Statements for disclosure regarding the October 31, 2008 Amendment to the Settlement Agreement granting the Company the right to repurchase S&S’s interest in Able NY and Able PA.

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

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 3 of the consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.  The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared To Three Months Ended September 30, 2007

During the quarter ended September 30, 2008, the Company’s total revenues from its Oil and Travel Plaza Segments were $53.0 million. The $14.0 million decrease in revenue over the same period last year is discussed below.

Oil Segment

Net sales for the three months ended September 30, 2008 were $9.7 million compared to $10.2 million in the same period last year, a decrease of $0.5 million, or 4.99%. A $0.5 million, increase in #2 Heating Oil sales was primarily due to an increase in retail marketing price strategy in the Segment overall, along with a more competitive variance between the Oil Segment online Price Energy subsidiary and the Oil Segment core New Jersey territory results.  This was offset by a $0.9 million decrease in other fuel sales due primarily to a marked drop in retail pricing in the industry overall due to changing economic conditions.

Gross profit increased $0.5 million to $1.1 million and gross profit margin percent for the three months ended September 30, 2008 increased to 11.3% from 5.5% last year. The increase in gross profit margin percent was the result of keeping inventory levels low during the volatile downward swings in the wholesale price and not decreasing margins as quickly as the wholesale market dropped.

Selling, general and administrative expense for the three months ended September 30, 2008 decreased by $0.7 million to $1.2 million, or 39.1%, compared to the same period in the prior year. This is predominately related to a decrease in our audit and legal fees and staff reductions.

Total other expenses decreased to a net expense of $0.1 million in the three months ended September 30, 2008, down from $0.7 million last year. This is predominately due to an increase in rental revenues and a decrease in amortization of debt discount expenses.

As a result of the above noted performance for the three months ending September 30, 2008, net loss decreased approximately $1.8 million or 83.7%, to a net loss of $0.4 million.

Travel Plaza Segment

Net sales for the three months ended September 30, 2008 were $43.3 million down from $56.8 million from the same period a year ago.  The decrease of $13.5 million is a result of a drop in gallon sales due to the closure of the Strattanville site, leasing of the Doswell facility and economic downturn of the trucking industry.  Other factors effecting the drop in gallons were the tightening of the Travel Plaza extension of credit to its customers during the current economy and the drop in wholesale pricing which affects the street pricing strategy used to market to the customer.

Gross profit for the period was $2.6 million down from $2.9 million for the three months ended September 30, 2008 and September 30, 2007, respectively.  This is a direct result of the wholesale pricing provided by the main supplier of the Travel Plaza segment being significantly higher than the prior year along with the street pricing moving down with the market to move the more expensive product purchased prior to the market downturn.

Selling, general and administrative expense for the three months ended September 30, 2008 decreased by $1.0 million to $3.6 million from the same period last year.  This was brought about by reductions in staff to operating locations as well as those that have been closed or leased.

Total other income for the three months ended September 30, 2008 was $180,000, an increase of $129,000 from the same period last year.  This is predominately from the leasing of the Doswell facility along with a decrease in interest expense.

Net loss of the Travel Plaza Segment was $1.2 million for this three-month period ended September 30, 2008 a decrease of $0.9 from the same periods last year.

LIQUIDITY AND CAPITAL RESOURCES

The Oil Segment had a net (loss) of $0.4 million and $2.62 million for the three-month periods ended September 30, 2008 and September 30, 2007, respectively and ended the three-month period with a working capital deficiency of $8.4 million. The $1.6 million increase in working capital deficiency since June 30, 2008 is directly related to the customer prepurchase liability and the partial use of these prepaid dollars to fund operations during the three month period ending September 30, 2008 and the additional borrowing of funds to offset this use. The Oil Segment continued to draw on its credit line during the quarter.  The Company intends to seek new financing for its Oil Segment to increase profitability in order to improve its liquidity position as well as investigate possible areas into which it may be able to expand to increase its business.

The Travel Plaza Segment had a net loss of $1.2 million and $2.1 million for the three-month periods ended September 30, 2008 and September 30, 2007, respectively and ended the three month period with a working capital deficiency of $5.7 million, an increase of $0.4 million.  The Company addressed the Travel Plaza Segments liquidity needs by securing additional funds by increasing the amount of its credit card receivable financing.

The Company overall had a net loss of $1.5 million and $4.3 million for the three month periods ended September 30, 2008 and September 30, 2007, respectively and provided cash by operations of $1.3 million for the three month period ended September 30, 2008.

The Company overall had a working capital deficiency of $14.1 million at September 30, 2008 compared to a working capital deficiency of $12.9 million at June 30, 2008. The increase in the working capital deficiency of $1.2 million was primarily due to an increase in the Company’s customer prepurchase liability and additional financings.

As of September 30, 2008, the Company had a cash balance of $3.7 million and $1.2 million of available borrowings through its credit line facility, potentially offset by $3.0 million in obligations for funds received in advance under the pre-purchase fuel program.

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

On May 13, 2005, the Company entered into a $1,750,000 line-of-credit agreement (the “Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”). The loan is secured by certain eligible accounts receivable, inventory and certain other assets as defined in the agreement. The line bears interest at Citibank's prime rate, plus 4% per annum (9.0% at March 31, 2008 and 12.25% at June 30, 2007) not to exceed 24%, with a minimum interest of $9,000 per month. The line also requires an annual facility fee and monthly collateral management fees equal to 2% and 0.025%, respectively. In addition, deposits are not credited to our account until four business days after receipt by EGC. On December 28, 2007 and February 11, 2008 the Company received Over Advances each in the amount of $250,000 on its line of credit with ECG. Terms on the over advance were thirty days. On February 25, 2008, the Company increased an existing credit line by executing a Fuel Purchase Loan (“FPL”) agreement with EGC.  The increase, in the amount of $0.5 million, is a further extension of credit under an existing May 13, 2005 agreement between the Company and EGC (the “Loan Agreement”) In addition to the general terms of the Loan Agreement, under the repayment terms of the FPL, EGC will reduce the loan amount outstanding by applying specific amounts from the Company’s availability under the Loan Agreement.  These amounts start at $2,500 per business day, commencing March 1, 2008, gradually increasing to $10,000 per business day on June 1, 2008 and thereafter until the FPL is paid in full.  In further consideration for making the FPL, commencing February 22, 2008, EGC shall be entitled to receive a revenue share of four cents ($0.04) per gallon of fuel purchased with the FPL funds, subject to a $5,000 per week minimum during the first seven weeks of the program.  The balance due as of September 30, 2008 was $539,234 with an available balance as of September 30, 2008 of $1,210,766. The Agreement renews annually unless terminated by either party, as provided for in the Agreement.

On January 8, 2007, Plazas entered into an Account Purchase Agreement with Crown Financial (“Crown”) whereby Crown advanced $1,444,775 to Plazas in exchange for certain existing accounts receivables and taking ownership of new accounts originated by Plazas.  Repayment of the loan is to be made from the direct payments to Crown from the accounts it purchased from Plazas and a fee equal to 2.5% of the outstanding advance for the preceding period payable on the 15th and 30th day of each month.  The Crown loan is secured by the mortgages on the real property and improvements thereon owned by Properties known as the Strattanville and Frystown Gables truck stop plazas and a personal guarantee by Frank Nocito, an Executive Vice President of the Company and through a family trust the largest shareholder of the Company.  Subsequent to the May 2007 closing of the business combination between the Company and Properties, on July 1, 2007 the Account Purchase Agreement between Plazas and Crown Financial was amended and modified from “Eligible Accounts having a 60 day aging” to a “90 day aging that are not reasonably deemed to be doubtful for collections” and the fee of 2.5% payable on the 15th and 30th day of each month has been modified to 1.375%. The Company has assumed this obligation based on the business combination; however, Properties has agreed to continue to secure this financing with the aforementioned mortgages on real property owned by Properties. The balance due on the Crown note at September 30, 2008 was $473,558.

On March 20, 2007, the Company entered into a credit card receivable advance agreement with Credit Cash, LLC ("Credit Cash") whereby Credit Cash agreed to loan the Company $1.2 million. The loan is secured by the Company's existing and future credit card collections. Terms of the loan call for a repayment of $1,284,000, which includes a one-time finance charge of $84,000, over a seven-month period. This will be accomplished through Credit Cash withholding 18% of credit card collections of Able Oil Company and 10% of credit card collections of PriceEnergy.com, Inc. over the seven-month period, which began on March 21, 2007. There are certain provisions in the agreement, which allows Credit Cash to increase the withholding, if the amount withheld by Credit Cash over the seven-month period is not sufficient to satisfy the required repayment of $1,284,000.  On July 18, 2007, August 3, 2007, November 9, 2007, January 18, 2008, February 14, 2008, April 11, 2008 and August 14, 2008, the Company, in accordance with its agreement with Credit Cash, refinanced the loan in the amounts of $250,000, $300,000, $1,100,000, $500,000, $500,000, $800,000 and $500,000, respectively. The outstanding Credit Cash loan as of September 30, 2008 was $349,814.

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

On July 16, 2007, Credit Cash agreed to extend further credit of $400,000 secured by the credit card receivables at the truck stops operated by Plazas.  This July 16, 2007 extension of credit agreement was in addition to and supplemented all previous agreements with Credit Cash. Terms of the original loan and extensions called for repayment of $1,010,933 plus accrued interest which will be repaid through Credit Cash withholding 15% of credit card collections from the operations of the truck stop plazas until the loan balance is paid in full. The interest rate is prime plus 3.75% (8.75% at June 30, 2008). There are certain provisions in the agreement, which allows the Lender to increase the withholding, if the amount it is withholding is not sufficient to satisfy the loan in a timely manner. However, on November 2, 2007, January 18, 2008 and again on August 14, 2008, Credit Cash again agreed to extend an additional credit in the amount of $1,100,000, $600,000 and $900,000, respectively. Terms of the agreement are the same as the prior July 16, 2007 financing. The outstanding balance of the loan as of June 30, 2008 was $328,474 plus accrued interest.  Please refer to Note 18–Subsequent Events,for disclosure relating to an additional transaction with Credit Cash subsequent to September 30, 2008.

On October 17, 2007, the Company entered into a loan agreement with S&S NY Holdings, Inc. (“S&S”) for $500,000 to purchase #2 heating fuel. The term of the agreement is for 90 days with an option to refinance at the end of the 90-day period for an additional 90 days. The repayment of the principal amount will be $.10 cents per gallon of fuel sold to the Company’s customers excluding pre-purchase gallons. An additional $.075 per gallon will be paid as interest. The agreement also provides that in each 30-day period the interest amount can be no less than $37,500.00.  As of February 15, 2008 the Company had repaid $137,180 and exercised its right to refinance the amount until March 31, 2008. The amount outstanding on this note at March 31, 2008 was $362,820.  On December 20, 2007, the Company entered in to a second loan agreement with S&S for $500,000 to purchase #2 heating fuel.  The term of the agreement is through March 31, 2008.  The repayment of principle is not due until the maturity date.  An additional $0.075 per gallon will be paid as interest. The agreement also provides that in each 30-day period the interest amount can be no less than $37,500.  On July 22, 2008, the Company entered into an agreement with S&S which provided for repayment of the loans from S&S in the amount of $997,820 in exchange for granting S&S a 49% interest in Able NY, a wholly owned subsidiary of the Company, and a 90% interest in the Company’s Easton and Horsham, PA operations (“Able PA”). This agreement was subsequently amended on October 31, 2008 granting the Company the right to repurchase S&S’s interests in Able NY and Able PA. See “Amendment to S&S Settlement Agreement” in Note 18–Subsequent Events, in the Condensed Consolidated Financial Statements in this Report.

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

Thereafter, as the Company commenced the integration of the two entities, the Company had immediate short-term cash issues resulting from the extraordinary additional legal and accounting expenses relating to the 2006 audit and the SEC investigation.  Those expenses coupled with the Company’s inability to raise debt or equity capital as a result of it being out of SEC filing compliance and the lack of current financial statements left the Company in a precarious position. By the fall of 2007, All American Plazas, Inc. (“Plazas”), the Company’s wholly-owned subsidiary formed to operate the travel plaza businesses acquired in the business combination, was utilizing its current cash to meet not only its needs, but also those of the Company. The Company was also experiencing a substantial decline in its business in the period from September through December 2007 due, in large part, to an unusually warm fall and early winter season. During this period a substantial portion of the Company’s cash requirements were paid by Plazas from operations of the Travel Plazas Segment.  Also during this period, the Travel Plazas Segment started to experience a reduction of truck traffic at its facilities. By the spring of 2008, the Travel Plazas Segment had experienced a reduction of approximately 35% to 40% in its diesel fuel sales. This reduction was the result of a weakening economy and the substantial escalation of the cost of diesel fuel. In addition, with the substantial increase of the cost of the Travel Plazas Segment’s main product, Plazas also experienced an increase in the cost of its credit card processing fees. The fee charged Plazas for processing credit cards at its travel plazas is based upon a multiple of the purchase price. The unprecedented increase in the cost of motor fuel through the summer of 2008 and the concurrent increase in credit card processing fees required the Company to enter into short-term loans with Credit Cash, LLC by financing its credit card receivables to permit the Company to meet its expenses. The costs and rates incurred on these loans were extremely expensive. As a result, the Company’s financial condition rapidly deteriorated.

The Company entered into a fuel supply agreement on May 8, 2008 with Atlantis Petroleum, LLC, which has assisted Plazas in meeting the diesel fuel requirements for the Travel Plaza Segments facilities in Pennsylvania by providing a ten day credit facility for the payment of these fuel purchases.

By September 2008 the cost of fuel began to decline which has helped the Company with certain of its cash requirements; however, the domestic and global economy has continued to experience a turbulent decline creating great uncertainty in the United States markets and economy. The Company is taking actions to meet this challenge, however, there can be no assurances that the Company will be able to adequately meet the uncertainties of the current economic down-turn.

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

Subsequent to September 30, 2008, the Company executed financing agreements and engaged in other activities to enhance its liquidity (See, Note 18 to Financial Statements, “Subsequent Events”).

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Exchange Rate, Interest Rate and Supply Risks

The Company has no exchange rate risks as we conduct 100% of our operations in the United States of America, and we conduct our transactions in US dollars.  The Company is exposed to extensive market risk in the areas of fuel cost, availability and related financing and interest cost.  Increases in our borrowing rates, as small as 100 basis points, could significantly increase our losses and hinder our ability to purchase our fuels for resale.  The slightest disruption in the fuel supply chain could also significantly increase our losses and hinder our ability to purchase our fuels for resale.  The Company has no protection against interest rate risk or supply disruptions.  Other than the above noted futures contracts, the Company does not engage in any other sort of hedging activity and holds no investments securities at September 30, 2008.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Section13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer and several other members of the Company's senior management at September 30, 2008. Based on this evaluation, and as noted below, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008, the Company's disclosure controls and procedures were effective, for the reasons discussed below, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the Reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

The Company had previously identified a weakness during the preparation of its June 30, 2006 Form 10-K. The weakness related to the Company’s loss of its then Chief Financial Officer and the appointment of an Acting Chief Financial Officer. As a result of the SEC’s Formal Order of Private Investigation and the subpoenas issued in connection therewith and the change of the Company’s auditors, the Company became delinquent in filing its SEC Reports. During the preparation of the September 30, 2000 Form 10-Q the Company retained independent consultants with experience in public company disclosure requirements to assist the Chief Executive Officer and the then acting Chief Financial Officer in their respective duties during the review, preparation and disclosures required in SEC rules and regulations.  A new Chief Financial Officer was appointed as of September 24, 2007 and the Company continues to engage independent consultants with experience in public company disclosure requirements to assist such officers in their respective duties during the review, preparation and disclosures required in SEC rules and regulations. The Company believes that its appointment of its new Chief Financial Officer, along with the continued retention of independent consultants, has resulted in its disclosure controls and procedures being sufficiently effective to insure that the Company has now become compliant, and will continue to comply, with its SEC reporting requirements as of September 30, 2008, since the Company is now current with its filing of the Company’s SEC reports.

Changes in Disclosure Controls and Procedures

There have been no changes to the Company’s system of internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s system of controls over financial reporting.

As part of a continuing effort to improve the Company’s business processes management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 17, 2008, an action was commenced in the Common Court of Pleas in Northumberland County, Pennsylvania against All American Plazas, Inc. (“Plazas”) by SCC3, LLC. The action arises out of a note (the “Note”) made by Milton Properties, Inc. (“Milton”), the owner of the real property (the “Property”) underlying the Milton travel plaza which is leased to, and operated by, Plazas, to Silar Special Opportunities Fund, L.P. (“Silar”) and a mortgage (the “Mortgage”) granted by Milton to Silar on the Property to secure the Note. Silar subsequently assigned the Note and Mortgage to the plaintiff, SCC3, LLC.  As further security for Milton’s obligations under the Note, Milton assigned to Silar its lease with Plazas for the Property and the rents therefore (the “Assignment of Leases and Rent”). The lease (the “Lease”) for the property expires in 2013.  Silar also assigned its rights under the Assignment of Leases and Rents to the plaintiff.  The complaint alleges that Milton is in default of its obligations under the Note and Mortgage. As a result, plaintiff alleges that it has exercised its rights under the Assignment of Lease and Rents and revoked Milton’s right to collect rent for the Property. The plaintiff further alleges that Plazas is in default of its obligations under the Lease and that pursuant to the Assignment of Lease and Rents plaintiff has the right to enforce the Lease and declare all rent for the remainder of the term of the Lease to be due and payable. Plaintiff is seeking damages in the amount of $17,855,024 representing the balance of rent due under the term of the Lease.  Plazas has filed an answer denying the allegations of the complaint. Plazas intends to make vigorously defend this action and will make a motion to dismiss the complaint.

ITEM 1A. RISK FACTORS

There were no material changes in risk factors from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Lease of Newton Facility

On July 14, 2008, the Company executed a triple net lease agreement with North Jersey Oil, Inc. (North Jersey) for the use of the Company’s idled Newton, NJ fuel terminal facility. The term of the lease is for thirty years.  Upon execution, the lease agreement provides for a $250,000 cash payment to the Company and the receipt of a $250,000 Tenant’s Promissory Note (together, the “Basic Rent”). The note provides for interest at 8% and twelve monthly payments.  Payments are to commence on the date that North Jersey receives all of the necessary permits to conduct its operations at the Newton site.  If within nine months of the execution date of the lease agreement North Jersey is unable to secure the necessary operating permits or during the same time North Jersey is advised that its applications for the necessary operating permits have been denied, the Company will be obligated to return the Basic Rent to North Jersey and terminate the lease agreement.  The status of the operating permits as of the filing date of this Quarterly Report on Form 10-Q is not known.  The lease agreement also provides both the Company and North Jersey with storage and throughput rights at their respective terminals at a cost to the user of $0.05 per gallon.  In addition, North Jersey is obligated to provide the Company with an initial nine-month, $0.5 million fuel purchase credit facility at a cost to the Company of $0.02 per gallon financed.  The lease agreement also provides North Jersey with a $1.00 purchase option which North Jersey can exercise upon payment in full, in cash, of all the Basic Rent.

S&S Settlement Agreement

Effective July 22, 2008, the Company and S&S NY Holdings, Inc (“S&S) executed a settlement agreement.  In exchange for total consideration of approximately $1.0 million, consisting of principal and interest due S&S, S&S’s assumption of a specific liability and the purchase of existing inventory, the Company transferred to S&S 49% of the common stock of its subsidiary, Able NY, and 90% of its interest in its Easton and Horsham, PA operations.   Under specific situations, the Company’s filing for bankruptcy or default on payment of specific debt, S&S has a call option on the remaining 51% of Able NY for an additional $1.0 million and other valuable consideration.  For a period of one year from the execution of the settlement agreement, S&S has an option to purchase the remaining 10% of Easton and Horsham operations for $50,000 and other valuable consideration.  Able NY has also entered into a consulting agreement with S&S under which S&S will be paid five percent of Able NY’s gross profit for its management services provided to Able NY. On October 31, 2008, an amendment to this Settlement Agreement was executed by the parties granting the Company the right to repurchase S&S’s interest in Able NY and Able PA. Pursuant to this amendment, the Company has repurchased S&S's interest in Able PA.  See, Note 18–Subsequent Events, to the Condensed Consolidated Financial Statements in this Quarterly Report.

PriceEnergy.com, Inc.

On September 22, 2008, the Company was granted additional shares of common stock of its majority owned subsidiary, Price Energy.com, Inc., in exchange for satisfaction of $3.8 million of debt owed to the Company, increasing its ownership interest in Price Energy to 92%.

ITEM 6. EXHIBITS

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

10.28
Fuel Financing agreement dated October 17, 2007 between the Company and S&S NY Holdings, Inc together with First Amendment thereto dated February 5, 2007 (incorporated herein by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2008 (the “December 31, 2007 Form 10-Q”)).

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

10.32
Amended and Restated Note Agreement dates as of November 30, 2007 between the Company, All American Plazas, Inc. All American Properties Inc and TransMontaigne Product Services Inc. (incorporated herein by reference to Exhibit 10.33 to the December 31, 2007 Form 10-Q).

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

10.39
Credit Card Receivables Advance Agreement between PriceEnergy.com, Inc. and Credit Cash,, LLC dated February 14, 2008 (incorporated herein by reference to Exhibit 10.40 to the March 31, 2008 Form 10-Q).

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

10.42
Credit Card Receivables Purchase Agreement between Able Oil Company and Credit Cash, LLC dated April 11, 2008 (incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 (the “2008 Form 10-K”)).

10.43	Credit Card Receivables Purchase Agreement between PriceEnergy.com, Inc. and Credit Cash, LLC dated April 11, 2008 (incorporated herein by reference to Exhibit 10.43 to the 2008 Form 10-K).

10.44	Fuel Supply Agreement between the Company and Atlantis Petroleum, LLC dated May 8, 2008 (incorporated herein by reference to Exhibit 10.44 to the 2008 Form 10-K).

10.45	Contract of Sale between All American Properties, Inc., All American Plazas, Inc. and T.S. O., Inc. dated May 12, 2008 (incorporated herein by reference to Exhibit 10.45 to the 2008 Form 10-K).

10.46	Lease Agreement between the Company and North Jersey Oil, Inc. dated July 14, 2008.*

10.47	Settlement Agreement between the Company and S&S NY Holdings, Inc. dated as of July 22, 2008. *

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Able Energy, Inc. By: /s/ Gregory Frost Gregory Frost Chief Executive Officer By: /s/ Daniel L. Johnston Daniel L. Johnston Chief Financial Officer

November 19, 2008